Form 10-Q
period 2016-09-30
CORNING INC /NY
filed 2016-10-27
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 14, 2016
Corning’s Common Stock, $0.50 par value per share	951,225,180 shares

© 2016 Corning Incorporated. All Rights Reserved.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net sales	$2,507	$2,272	$6,914	$6,880
Cost of sales	1,466	1,380	4,158	4,084

Gross margin	1,041	892	2,756	2,796

Operating expenses:
Selling, general and administrative expenses	302	307	1,104	960
Research, development and engineering expenses	187	181	569	561
Amortization of purchased intangibles	17	12	46	40
Restructuring, impairment and other charges			78

Operating income	535	392	959	1,235

Equity in earnings of affiliated companies	19	39	119	195
Interest income	9	6	21	16
Interest expense	(41)	(38)	(122)	(101)
Translated earnings contract (loss) gain, net	(237)	(149)	(2,295)	42
Gain on realignment of equity investment			2,676
Other expense, net	(28)	(32)	(70)	(70)

Income before income taxes	257	218	1,288	1,317
Benefit (provision) for income taxes (Note 5)	27	(6)	835	(202)

Net income attributable to Corning Incorporated	$284	$212	$2,123	$1,115

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.27	$0.16	$1.96	$0.84
Diluted (Note 6)	$0.26	$0.15	$1.81	$0.82

Dividends declared per common share (1)	$0.135	$0.12	$0.405	$0.24

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,

	2016	2015	2016	2015

Net income attributable to Corning Incorporated	$284	$212	$2,123	$1,115

Foreign currency translation adjustments and other	245	(181)	869	(477)
Net unrealized (losses) gains on investments			(3)	1
Unamortized (losses) gains and prior service credits (costs) for postretirement benefit plans	(5)	6	260	12
Net unrealized gains (losses) on designated hedges	11	(37)	(30)	(32)
Other comprehensive income (loss), net of tax (Note 15)	251	(212)	1,096	(496)

Comprehensive income attributable to Corning Incorporated	$535	$0	$3,219	$619

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$4,821	$4,500
Short-term investments, at fair value		100
Trade accounts receivable, net of doubtful accounts and allowances - $62 and $48	1,645	1,372
Inventories, net of inventory reserves - $160 and $146 (Note 8)	1,516	1,385
Other current assets	497	912
Total current assets	8,479	8,269

Investments (Note 9)	352	1,975
Property, plant and equipment, net of accumulated depreciation - $10,206 and $9,188	13,293	12,648
Goodwill, net (Note 10)	1,569	1,380
Other intangible assets, net (Note 10)	797	706
Deferred income taxes (Note 5)	3,110	2,056
Other assets	1,209	1,493

Total Assets	$28,809	$28,527

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 4)	$7	$572
Accounts payable	933	934
Other accrued liabilities (Note 3 and Note 12)	1,354	1,308
Total current liabilities	2,294	2,814

Long-term debt (Note 4)	3,916	3,890
Postretirement benefits other than pensions (Note 11)	708	718
Other liabilities (Note 3 and Note 12)	4,104	2,242
Total liabilities	11,022	9,664

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 15):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,689 million and 1,681 million	844	840
Additional paid-in capital – common stock	13,340	13,352
Retained earnings	15,460	13,832
Treasury stock, at cost; Shares held: 738 million and 551 million	(13,508)	(9,725)
Accumulated other comprehensive loss	(715)	(1,811)
Total Corning Incorporated shareholders’ equity	17,721	18,788
Noncontrolling interests	66	75
Total equity	17,787	18,863

Total Liabilities and Equity	$28,809	$28,527

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$2,123	$1,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	844	842
Amortization of purchased intangibles	46	40
Restructuring, impairment and other charges	78
Stock compensation charges	33	36
Equity in earnings of affiliated companies	(119)	(195)
Dividends received from affiliated companies	20	143
Deferred tax (benefit) provision	(1,047)	187
Restructuring payments	(10)	(38)
Employee benefit payments less than expense		5
Losses (gains) on foreign currency hedges related to translated earnings	2,295	(42)
Unrealized translation (gains) losses on transactions	(177)	303
Contingent consideration fair value adjustment	(40)
Gain on realignment of equity investment	(2,676)
Changes in certain working capital items:
Trade accounts receivable	(184)	52
Inventories	(69)	(60)
Other current assets	(42)	(204)
Accounts payable and other current liabilities	14	(294)
Other, net	6	(45)
Net cash provided by operating activities	1,095	1,845

Cash Flows from Investing Activities:
Capital expenditures	(815)	(939)
Acquisitions of business, net of cash acquired	(279)	(531)
Investment in unconsolidated entities	(14)	(33)
Cash received on realignment of equity investment	4,818
(Payments) proceeds from loan repayments from unconsolidated entities	(10)	6
Short-term investments – acquisitions	(20)	(859)
Short-term investments – liquidations	121	1,046
Realized gains on foreign currency hedges related to translated earnings	146	489
Other, net	9	(1)
Net cash provided by (used in) investing activities	3,956	(822)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(85)
Principal payments under capital lease obligations	(1)	(1)
Proceeds from issuance of short-term debt		2
Proceeds from issuance of long-term debt		745
Payments from issuance of commercial paper	(481)
Payments from settlement of interest rate swap arrangements		(10)
Proceeds from the exercise of stock options	86	99
Repurchases of common stock for treasury	(3,884)	(1,905)
Dividends paid	(493)	(519)
Net cash used in financing activities	(4,858)	(1,589)
Effect of exchange rates on cash	128	(303)
Net increase (decrease) in cash and cash equivalents	321	(869)
Cash and cash equivalents at beginning of period	4,500	5,309

Cash and cash equivalents at end of period	$4,821	$4,440

The accompanying notes are an integral part of these consolidated financial statements.

© 2016 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and its subsidiary companies.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018.  Early adoption is permitted.  We are currently assessing the adoption date and the potential impact of adopting ASU 2016-15 on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements and related disclosures.

2.      Restructuring, Impairment and Other Charges

2016 Activity

In the first three quarters of 2016, we recorded charges of $78 million, pre-tax, for employee related costs, asset disposals, and exit costs associated with some minor restructuring activities in all of the segments, with total cash expenditures estimated to be $15 million.

© 2016 Corning Incorporated. All Rights Reserved.

The following table summarizes the restructuring, impairment and other charges for the nine months ended September 30, 2016 (in millions):
	Reserve at January 1, 2016	Net Charges/ Reversals	Non-cash adjustments	Cash payments	Reserve at September 30, 2016
Restructuring:
Employee related costs	$3	$15	$(1)	$(9)	$8
Other charges		1		(1)
Total restructuring activity	$3	$16	$(1)	$(10)	$8

Disposal of long-lived assets		$62

Total restructuring, impairment and other charges		$78

Cash payments for employee-related and exit activity related to the 2016 restructuring activities are expected to be substantially completed in 2016.

The year-to-date cost of these plans for each of our reportable segments was as follows (in millions):
Operating segment	Employee- related and other charges
Display Technologies	$4
Optical Communications	6
Environmental Technologies	5
Specialty Materials	12
Life Sciences	3
All Other	40
Corporate	8
Total restructuring, impairment and other charges	$78

© 2016 Corning Incorporated. All Rights Reserved.

3.      Commitments, Contingencies and Guarantees

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2015, the Company’s liability under the Plan was estimated to be $528 million.  At September 30, 2016, this estimated liability was $290 million, due to the Company’s contribution, in the second quarter of 2016, of its equity interests in PCC and Pittsburgh Corning Europe N.V. in the total amount of $238 million, as required by the Plan.  Corning recognized a gain of $56 million in the second quarter of 2016 in the selling, general and administrative expenses line of the Company’s Consolidated Statements of Income for the difference between the fair value of the asbestos litigation liability and carrying value of the investment.  The remaining $290 million liability is for the fixed series of payments required by the Plan.  At September 30, 2016, the total amount of the payments due in years 2018 through 2022 is $220 million and is classified as a non-current liability.  The remaining $70 million payment due in the second quarter of 2017 is classified as a current liability as it is expected to be made within the next twelve months.  Additionally, Corning is a defendant in other cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.

A summary of changes of the estimated asbestos litigation liability is as follows (in millions):
	Amended PCC Plan		Non-PCC	Total Asbestos Litigation Liability
	Equity Interests	Fixed Series of Payments
Fair Value of Asbestos Litigation Liability as of Dec. 31, 2015	$238	$290	$150	$678

Less: Contribution of PCC & PCE Equity Interests - Carrying Value	182	-	-	182
Gain on Contribution of Equity Interests	56	-	-	56
Asbestos Litigation Liability as of September 30, 2016	$-	$290	$150	$440

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

As of September 30, 2016 and December 31, 2015, contingent guarantees totaled a notional value of $201 million and $184 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $255 million and $220 million, at September 30, 2016 and December 31, 2015, respectively.

Product warranty liability accruals were considered insignificant at September 30, 2016 and December 31, 2015.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2016 and December 31, 2015, Corning had accrued approximately $45 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At September 30, 2016, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

4.      Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $4.3 billion at September 30, 2016 and $4.1 billion at December 31, 2015, compared to recorded book values of $3.9 billion at September 30, 2016 and December 31, 2015.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

On July 20, 2016, Corning’s Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.  Corning did not have outstanding commercial paper at September 30, 2016.

© 2016 Corning Incorporated. All Rights Reserved.

Debt Issuances

2015
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  We can redeem these debentures at any time, subject to certain stipulations.

5.      Income Taxes

Our benefit (provision) for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Benefit (provision) for income taxes	$27	$(6)	$835	$(202)
Effective tax rate	(10.5%)	2.8%	(64.8%)	15.3%

For the three months ended September 30, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

For the nine months ended September 30, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•
The tax-free nature of the realignment of our equity interest in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning’s tax on Dow Corning’s undistributed earnings as of the date of the transaction.

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

6.      Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to Corning Incorporated	$284	$212	$2,123	$1,115
Less: Series A convertible preferred stock dividend	24	24	73	73
Net income available to common stockholders – basic	260	188	2,050	1,042
Plus: Series A convertible preferred stock dividend (1)	24		73	73
Net income available to common stockholders – diluted	$284	$188	$2,123	$1,115

Weighted-average common shares outstanding – basic	978	1,210	1,046	1,241
Effect of dilutive securities:
Stock options and other dilutive securities	9	8	9	10
Series A convertible preferred stock (1)	115		115	115
Weighted-average common shares outstanding – diluted	1,102	1,218	1,170	1,366
Basic earnings per common share	$0.27	$0.16	$1.96	$0.84
Diluted earnings per common share	$0.26	$0.15	$1.81	$0.82

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock (1)		115
Employee stock options and awards	13	29	18	22
Accelerated share repurchase forward contract	14		14
Total	27	144	32	22

(1)	In the three months ended September 30, 2015, the Series A convertible preferred stock was anti-dilutive and therefore excluded from the calculation of diluted earnings per share.

7.      Available-for-Sale Investments

At September 30, 2016 and December 31, 2015, the Company held $0 million and $100 million of short-term investments (U.S. government and agency securities), respectively.  At September 30, 2016 and December 31, 2015, the Company held long-term investments of $30 million and $33 million in asset-backed securities, respectively.  The Company’s investments in available-for-sale securities are held at fair value with amortized cost of $33 million and $37 million at September 30, 2016 and December 31, 2015, respectively.

We have no plans to sell, nor do we believe it is more likely than not that we would be required to sell, the long-term investment asset-backed securities (which are collateralized by mortgages) before recovery of their amortized cost basis.  It is possible that a significant degradation in the delinquency or foreclosure rates in the underlying assets could cause further temporary or other-than-temporary impairments in the future.

For the nine months ended September 30, 2016 and 2015, proceeds from sales and maturities of short-term investments totaled approximately $121 million and $1.0 billion, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

8.      Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):
	September 30, 2016	December 31, 2015
Finished goods	$636	$633
Work in process	301	264
Raw materials and accessories	278	200
Supplies and packing materials	301	288
Total inventories, net of inventory reserves	$1,516	$1,385

9.      Investments

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning Corporation (“Dow Corning”) pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in Hemlock Semiconductor Group (“HSG”) and approximately $4.8 billion in cash.

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

Corning’s financial statements as of September 30, 2016 include the positive impact of the release of a deferred tax liability of $105 million related to Corning’s tax on Dow Corning’s earnings that were not distributed as of the date of the transaction and a non-taxable gain of $2,676 million on the realignment.  Details of the gain are illustrated below (in millions):
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

© 2016 Corning Incorporated. All Rights Reserved.

Investments comprise the following (in millions):
	Ownership interest			September 30, 2016	December 31, 2015
Affiliated companies accounted for by the equity method
Dow Corning (1)		50%			$1,483
All other (1)	20%	to	50%	$285	422
				285	1,905
Other investments				67	70
Subtotal Investment Assets				$352	$1,975

Affiliated companies accounted for by the equity method
HSG (2)(3)		50%		$343
Subtotal Investment Liabilities				$343

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies at September 30, 2016 and December 31, 2015. Corning does not control any of such entities.
(2)	HSG indirectly holds an 80.5% interest in a HSG operating partnership.
(3)	The negative carrying value of the investment in HSG is recorded in Other Liabilities.

10.      Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended September 30, 2016 and December 31, 2015 is as follows (in millions):
	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	All Other	Total

Balance at December 31, 2015	$439	$128	$150	$562	$101	$1,380
Acquired goodwill (1)	175					175
Measurement period adjustment (2)	(6)					(6)
Foreign currency translation adjustment	7	5		6	2	20
Balance at September 30, 2016	$615	$133	$150	$568	$103	$1,569

(1)	The Company completed an acquisition in the Optical Communications segment during the second quarter of 2016 with a purchase price of $296 million.
(2)
In the third quarter of 2016, minor adjustments were made to the preliminary allocation of the total purchase consideration related to a second quarter acquisition.  The allocation is expected to be finalized in the fourth quarter of 2016, and any adjustments are not expected to be material.

Corning’s gross goodwill balances for the periods ended September 30, 2016 and December 31, 2015 were $8.1 billion and $7.9 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2016 and December 31, 2015, and were generated primarily through goodwill impairments related to the Optical Communications segment.

© 2016 Corning Incorporated. All Rights Reserved.

Other intangible assets are as follows (in millions):
	September 30, 2016			December 31, 2015
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$367	$176	$191	$350	$162	$188
Customer lists and other	744	138	606	621	103	518
Total	$1,111	$314	$797	$971	$265	$706

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first nine months of 2016, primarily due to acquisitions of $127 million of other intangible assets and foreign currency translation adjustments of $11 million, offset by amortization of $46 million.

Amortization expense related to these intangible assets is estimated to be $67 million for 2016, $72 million annually from 2017 to 2018, $71 million for 2019, and $66 million annually from 2020 to 2021.

11.      Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):
	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015

Service cost	$22	$22	$65	$67	$3	$3	$7	$10
Interest cost	31	36	93	109	6	8	19	24
Expected return on plan assets	(41)	(44)	(124)	(133)
Amortization of net loss						1	(1)	3
Amortization of prior service cost (credit)	1	2	4	5	(1)	(2)	(3)	(5)
Recognition of actuarial loss	26		60	8
Total pension and postretirement benefit expense	$39	$16	$98	$56	$8	$10	$22	$32

The recognition of actuarial loss in the three months ended September 30, 2016 resulted from small settlements in several of our benefit plans which triggered plan remeasurements.  In addition to the settlements occurring in the third quarter of 2016, results in the nine months ended September 30, 2016 also included the impact of the finalization of our 2015 benefit plan valuations.

© 2016 Corning Incorporated. All Rights Reserved.

12.	Other Liabilities

Other liabilities follow (in millions):
	September 30, 2016	December 31, 2015
Current liabilities:
Wages and employee benefits	$472	$491
Income taxes	149	53
Asbestos and other litigation reserves	73	238
Derivative instruments	204	55
Other current liabilities	456	471
Other accrued liabilities	$1,354	$1,308

Non-current liabilities:
Asbestos and other litigation reserves	$394	$440
Derivative instruments	1,543	88
Investment in Hemlock Semiconductor Group (1)	343
Defined benefit pension plan liabilities	762	672
Other non-current liabilities	1,062	1,042
Other liabilities	$4,104	$2,242

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

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

13.      Hedging Activities

Undesignated Hedges
The table below includes a total gross notional value for translated earnings contracts of $17.6 billion and $12.0 billion at September 30, 2016 and December 31, 2015, respectively.  The translated earnings contracts include purchased and zero-cost collars of $2.8 billion and $5.6 billion and average rate forwards of $14.8 billion and $6.4 billion at September 30, 2016 and December 31, 2015, respectively.  With respect to the purchased and zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the purchased and zero-cost collars, either the put or the call option can be exercised at maturity.  The total net notional value of the purchased and zero-cost collars was $1.4 billion and $2.9 billion at September 30, 2016 and December 31, 2015, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for September 30, 2016 and December 31, 2015 (in millions):
	U.S. Dollar		Asset derivatives			Liability derivatives
	Gross notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	Sept. 30, 2016	Dec. 31, 2015		Sept. 30, 2016	Dec. 31, 2015		Sept. 30, 2016	Dec. 31, 2015

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$ 527	$ 782	Other current assets	$ 1	$ 5	Other accrued liabilities	$ (54)	$ (10)
			Other assets		1	Other liabilities	(12)	(23)

Interest rate contracts	550	550	Other assets	7		Other liabilities		(4)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	759	1,095	Other current assets	2	6	Other accrued liabilities	(36)	(12)

Translated earnings contracts	17,595	11,972	Other current assets	66	511	Other accrued liabilities	(114)	(33)
			Other assets	27	472	Other liabilities	(1,531)	(61)

Total derivatives	$19,431	$14,399		$103	$995		$(1,747)	$(143)

(1)	Cash flow hedges with a typical duration of 24 months or less.

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended September 30, 2016 and 2015 (in millions):
	Effect of designated derivative instruments on the consolidated financial statements for the three months ended September 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective) (1)
	2016	2015		2016	2015

Interest rate hedges			Sales	$1	$4
			Cost of sales	(13)	1
Foreign exchange contracts	$26	$(58)

Total cash flow hedges	$26	$(58)		$(12)	$5

(1)	The amount of hedge ineffectiveness at September 30, 2016 and 2015 was insignificant.

© 2016 Corning Incorporated. All Rights Reserved.

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the nine months ended September 30, 2016 and 2015 (in millions):
	Effect of derivative instruments on the consolidated financial statements for the nine months ended September 30
Derivatives in hedging relationships	Gain/(loss) recognized in other comprehensive income (OCI)		Location of gain/(loss) reclassified from accumulated OCI into income (effective)	Gain/(loss) reclassified from accumulated OCI into income (effective) (1)
	2016	2015		2016	2015

Interest rate hedges		$(7)	Sales	$2	$14
			Cost of sales	(27)	7
Foreign exchange contracts	$(37)	(24)

Total cash flow hedges	$(37)	$(31)		$(25)	$21

(1)	The amount of hedge ineffectiveness at September 30, 2016 and 2015 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):
Undesignated derivatives	Location of gain/(loss) recognized in income	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015

Foreign exchange contracts – balance sheet	Foreign currency hedge gain (loss), net	$1	$(6)	$(27)	$7
Foreign exchange contracts – loans	Foreign currency hedge gain (loss), net	(4)	1	(48)	3
Foreign currency hedges related to translated earnings	Foreign currency hedge gain (loss), net	(237)	(149)	(2,295)	42

Total undesignated		$(240)	$(154)	$(2,370)	$52

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

© 2016 Corning Incorporated. All Rights Reserved.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):
		Fair value measurements at reporting date using
	September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Other current assets (1)	$68		$68
Non-current assets:
Other assets (1)(2)	$350		$64	$286

Current liabilities:
Other accrued liabilities (1)	$204		$204
Non-current liabilities:
Other liabilities (1)	$1,543		$1,543

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

		Fair value measurements at reporting date using
	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments	$100	$100
Other current assets (1)	$522		$522
Non-current assets:
Other assets (1)(2)	$752		$506	$246

Current liabilities:
Other accrued liabilities (1)	$55		$55
Non-current liabilities:
Other liabilities (1)	$98		$88	$10

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets or liabilities which are measured by applying an option pricing model using projected future revenues.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of September 30, 2016 and December 31, 2015, the fair value of the potential receipt of the contingent consideration in 2018 was $286 million and $246 million, respectively.

© 2016 Corning Incorporated. All Rights Reserved.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the nine months ended September 30, 2016.

15.      Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 2,300 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of September 30, 2016, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

On July 28, 2016, Corning entered into an accelerated share repurchase transaction (“ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $2 billion of Corning’s common stock in two tranches of $1.5 billion and $500 million, respectively, each with its own scheduled termination date.  The ASR was executed under the $4 billion share repurchase program authorized on October 26, 2015 (the “2015 Repurchase Program”).  Under the ASR, Corning made a $2 billion aggregate payment to Morgan Stanley on July 28, 2016 and received an initial aggregate delivery of 74.4 million shares of Corning common stock from Morgan Stanley on the same day.  Each tranche is subject to acceleration at Morgan Stanley’s option during an acceleration period prior to its scheduled termination date.  The total number of shares Corning will repurchase under each tranche of the ASR will be based generally upon the average daily volume weighted average price of Corning’s common stock during the repurchase period for such tranche, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR.  Depending on the circumstances at settlement of each tranche, Morgan Stanley may be required to deliver additional shares of common stock to Corning or Corning may be required either to deliver shares of common stock or to make a cash payment to Morgan Stanley.  Final settlement of both tranches of the ASR is scheduled to occur in the fourth quarter of 2016.

In addition to the ASR, during the three and nine months ended September 30, 2016, the Company repurchased 15.3 million and 96 million shares of common stock on the open market for approximately $340 million and $1,901 million, respectively, as part of its 2015 Repurchase Program.

Accumulated Other Comprehensive Income

In the three and nine months ended September 30, 2016 and 2015, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation adjustment component and the unamortized actuarial losses component.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$(547)	$(877)	$(1,171)	$(581)
Other comprehensive income (loss)	235	(163)	860	(399)
Equity method affiliates	10	(18)	9	(78)
Net current-period other comprehensive income (loss)	245	(181)	869	(477)
Ending balance	$(302)	$(1,058)	$(302)	$(1,058)

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

There were no material tax effects related to foreign currency translation gains and losses for the three months ended September 30, 2016 and 2015, and for the nine months ended September 30, 2015.  In the nine months ended September 30, 2016, Corning recorded a tax impact of $45 million related to foreign currency translation gains and losses.

A summary of changes in the unamortized actuarial gains (losses) component of AOCI is as follows (in millions) (1):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$(323)	$(703)	$(588)	$(709)
Other comprehensive (loss) income before reclassifications (2)	(31)	(1)	(64)	5
Amounts reclassified from accumulated other comprehensive income (2)	26	1	60	11
Equity method affiliates (3)		6	264	(4)
Net current-period other comprehensive income	(5)	6	260	12
Ending balance	$(328)	$(697)	$(328)	$(697)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Tax effects are not significant.
(3)
For the three months ended September 30, 2016, tax effects are not significant.  For the nine months ended September 30, 2016, amounts are net of total tax expense of $19 million.  For the three and nine months ended September 30, 2015, tax effects are not significant.

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

16.      Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $10 million and $11 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $33 million and $36 million for the nine months ended September 30, 2016 and 2015, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

© 2016 Corning Incorporated. All Rights Reserved.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the nine months ended September 30, 2016:
	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options Outstanding as of December 31, 2015	42,738	$19.40
Granted	1,669	19.98
Exercised	(5,838)	15.63
Forfeited and Expired	(4,317)	26.02
Options Outstanding as of September 30, 2016	34,252	19.24	3.96	$164,226
Options Expected to Vest as of September 30, 2016	34,208	19.23	3.95	164,091
Options Exercisable as of September 30, 2016	29,475	18.99	3.21	150,477

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2016, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of September 30, 2016, there was approximately $7 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  Compensation cost related to stock options was approximately $2 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $10 million and $13 million for the nine months ended September 30, 2016 and 2015, respectively.

Proceeds received from the exercise of stock options were $86 million and $99 million for the nine months ended September 30, 2016 and 2015, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the nine months ended September 30, 2016 and 2015 was approximately $36 million and $46 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the three and nine months ended September 30, 2016 and 2015, respectively.  Refer to Note 5 (Income Taxes) to the Consolidated Financial Statements.

© 2016 Corning Incorporated. All Rights Reserved.

The following inputs were used for the valuation of option grants under our stock option plans:
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016			2015
Expected volatility	38.6%	44.2%	38.6	-	43.1%	44.2	-	44.9%
Weighted-average volatility	38.6%	44.2%	38.6	-	43.1%	44.2	-	44.9%
Expected dividends	2.34%	2.67%	2.34	-	2.94%	1.92	-	2.67%
Risk-free rate	1.4%	2.0%	1.4	-	1.6%	1.9	-	2.0%
Average risk-free rate	1.4%	2.0%	1.4	-	1.6%	1.9	-	2.0%
Expected term (in years)	7.4	7.2	7.4	-	7.4	7.2	-	7.2
Pre-vesting departure rate	0.6%	0.6%	0.6	-	0.6%	0.6	-	0.6%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2015, and changes which occurred during the nine months ended September 30, 2016:
	Shares (000’s)	Weighted Average Grant-Date Fair Value
Non-vested shares and share units at December 31, 2015	5,242	$17.91
Granted	1,415	20.57
Vested	(1,802)	14.48
Forfeited	(75)	20.78
Non-vested shares and share units at September 30, 2016	4,780	$19.95

© 2016 Corning Incorporated. All Rights Reserved.

As of September 30, 2016, there was approximately $31 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $8 million and $9 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $23 million for the nine months ended September 30, 2016 and 2015, respectively.

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

© 2016 Corning Incorporated. All Rights Reserved.

Reportable Segments (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2016
Net sales	$902	$795	$264	$295	$214	$37	$2,507
Depreciation (1)	$152	$41	$32	$26	$14	$12	$277
Amortization of purchased intangibles		$10			$5	$2	$17
Research, development and engineering expenses (2)	$14	$37	$24	$31	$6	$47	$159
Equity in earnings of affiliated companies						$(3)	$(3)
Income tax (provision) benefit	$(98)	$(49)	$(17)	$(21)	$(8)	$21	$(172)
Net income (loss) (3)	$279	$78	$35	$42	$16	$(47)	$403

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Three months ended September 30, 2015
Net sales	$757	$747	$257	$288	$211	$12	$2,272
Depreciation (1)	$147	$41	$32	$29	$15	$9	$273
Amortization of purchased intangibles		$7			$5		$12
Research, development and engineering expenses (2)	$28	$33	$21	$27	$6	$34	$149
Equity in earnings of affiliated companies	$(3)					$4	$1
Income tax (provision) benefit	$(119)	$(34)	$(19)	$(23)	$(9)	$19	$(185)
Net income (loss) (3)	$255	$70	$38	$46	$18	$(38)	$389

© 2016 Corning Incorporated. All Rights Reserved.

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2016
Net sales	$2,408	$2,186	$787	$788	$633	$112	$6,914
Depreciation (1)	$452	$125	$97	$81	$42	$34	$831
Amortization of purchased intangibles		$25			$15	$6	$46
Research, development and engineering expenses (2)	$49	$110	$75	$96	$18	$139	$487
Restructuring, impairment and other charges	$4	$6	$5	$12	$3	$40	$70
Equity in earnings of affiliated companies						$(8)	$(8)
Income tax (provision) benefit	$(277)	$(99)	$(52)	$(52)	$(22)	$87	$(415)
Net income (loss) (3)	$692	$172	$106	$106	$45	$(187)	$934

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
Nine months ended September 30, 2015
Net sales	$2,354	$2,244	$799	$832	$619	$32	$6,880
Depreciation (1)	$455	$122	$93	$82	$45	$29	$826
Amortization of purchased intangibles		$24			$15		$39
Research, development and engineering expenses (2)	$78	$101	$67	$87	$17	$123	$473
Equity in earnings of affiliated companies	$(8)					$12	$4
Income tax (provision) benefit	$(387)	$(100)	$(64)	$(66)	$(26)	$63	$(580)
Net income (loss) (3)	$852	$204	$132	$128	$52	$(131)	$1,237

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

© 2016 Corning Incorporated. All Rights Reserved.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income of reportable segments	$450	$427	$1,121	$1,368
Net loss of All Other	(47)	(38)	(187)	(131)
Unallocated amounts:
Net financing costs (1)	(26)	(31)	(84)	(80)
Stock-based compensation expense	(10)	(11)	(33)	(36)
Exploratory research	(27)	(32)	(82)	(86)
Corporate contributions	(15)	(13)	(38)	(37)
Gain on realignment of equity investment			2,676
Equity in earnings of affiliated companies, net of impairments (2)	22	38	126	191
Unrealized loss on foreign currency hedges related to translated earnings	(239)	(317)	(2,441)	(447)
Resolution of Department of Justice investigation			(98)
Income tax benefit	199	178	1,253	375
Other corporate items	(23)	11	(90)	(2)
Net income	$284	$212	$2,123	$1,115

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)	Through May 31, 2016, the date of the strategic realignment of our equity interest in Dow Corning, this amount primarily represents the equity earnings of Dow Corning.

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2015 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of September 30, 2016.

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

Our financial strength also allows us to increase our return to shareholders.  Through 2019, we expect to generate and deploy over $26 billion and return greater than $12.5 billion to shareholders through share repurchases and dividends.  We intend to increase our dividend per common share by at least 10% annually through 2019.

© 2016 Corning Incorporated. All Rights Reserved.

Investing in our Future

Corning is one of the world’s leading innovators in materials science.  For more than 160 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people’s lives.  In the third quarter and first three quarters of 2016, our spending on research, development and engineering was $187 million and $569 million, respectively, consistent with the same periods in 2015.  We continue to maintain our innovation strategy focusing on growing our existing businesses, developing opportunities adjacent or closely related to our existing technical and manufacturing capabilities, and investing in long-range opportunities in each of our market segments.  We continue to make investments aimed at developing new products, including glass substrates for high-performance displays and LCD applications, precision glass for advanced displays, emission control products for cars, trucks and off-road vehicles, products that accelerate drug discovery and manufacturing and the optical fiber, cable and hardware and equipment that enable fiber-to-the-premises, and next generation data centers.  In addition, we are focusing on wireless solutions for diverse venue applications, such as distributed antenna systems.  We have also focused our research, development and engineering spending to support the advancement of new product attributes for our Corning® Gorilla® Glass suite of products, including Gorilla Glass in automotive and architectural markets.  We will continue to focus on adjacent glass opportunities which leverage existing materials or manufacturing processes, including Corning® Willow™ Glass, our ultra-slim flexible glass substrate for use in next-generation consumer electronic and architectural applications.

Summary of results for the three and nine months ending September 30, 2016

Net sales in the third quarter and first three quarters of 2016 were $2.5 billion and $6.9 billion, respectively, compared to $2.3 billion and $6.9 billion in the same periods in 2015.  Net sales increased in all of our segments in the third quarter of 2016, led by the Display Technologies and Optical Communications segments, up $145 million and $48 million, respectively.  The increase in sales in the first three quarters of 2016 was driven by the Display Technologies segment and the Corning Pharmaceutical Technologies business, which increased by $54 million and $80 million, respectively.  Lower sales in the Optical Communications segment due to production issues related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders in the first half of 2016, partially offset the increase in these segments.

In the third quarter of 2016, we generated net income of $284 million or $0.26 per share, compared to net income of $212 million or $0.15 per share for the same period in 2015.  The increase in net income was driven by the following items (amounts presented after-tax):

•	The decrease in unrealized losses from our foreign currency hedges related to translated earnings in the amount of $50 million;
•
An increase in net income of $24 million in the Display Technologies, driven by an increase in volume in the low-teens in percentage terms, the positive impact of the change in the contingent consideration fair value adjustment in the amount of $51 million and improvements in manufacturing efficiency, offset somewhat by LCD glass price declines slightly above 10%; and

•
An increase in net income of $8 million in the Optical Communications segment, driven by an increase in fiber-to-the-home products volume, favorable product mix and improvements in manufacturing efficiency.

Partially offsetting these events were the following items:

•	A decrease of $20 million in equity earnings as a result of our strategic realignment of our ownership interest in Dow Corning; and
•	Pension mark-to-market adjustments of $17 million resulting from small settlements in several of our benefit plans.

© 2016 Corning Incorporated. All Rights Reserved.

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning’s consolidated net income in the three months ended September 30, 2016 in the amount of $83 million when compared to the same period in 2015, largely due to the strengthening of the Japanese yen.  This impact was offset by a decrease of $105 million in the realized gain from our foreign currency translation hedges.

In the first three quarters of 2016, we generated net income of $2,123 million or $1.81 per share, compared to net income of $1,115 million or $0.82 per share for the same period in 2015.  The increase in net income in the first nine months of 2016 was driven by the following items (amounts presented after tax):

•	A $2.7 billion non-taxable gain and $105 million positive tax adjustment on the strategic realignment of our ownership interest in Dow Corning completed on May 31, 2016; and
•	The gain of $25 million on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation.

Partially offsetting these events were the following items:

•	The increase in unrealized losses from our foreign currency translation hedges in the amount of $1,257 million;
•
Lower net income in the Display Technologies segment, down $160 million, or 19%, primarily driven by LCD glass price declines slightly higher than 10% and a decrease of $220 million in net realized gains from our yen and won-denominated currency hedge contracts, offset somewhat by an increase in volume and the positive impact on operations from the strengthening of the Japanese yen versus the U.S. dollar exchange rate;

•
A decrease in net income of $32 million, or 16%, in the Optical Communications segment, driven by lower sales primarily due to production issues related to the implementation of new manufacturing software, which limited our ability to fulfill customer orders in the first half of 2016; and

•	The resolution of an investigation by the U.S. Department of Justice and related costs in the total amount of $86 million.

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning’s consolidated net income in the nine months ended September 30, 2016 in the amount of $171 million when compared to the same period in 2015, largely due to the strengthening of the Japanese yen versus the U.S. dollar.  This impact was offset by a decrease of $215 million in the realized gain from our foreign currency translation hedges.

2016 Corporate Outlook
Corning expects its Display Technologies segment to experience continued moderate sequential LCD glass price declines in the fourth quarter.  For the full year we expect the LCD glass market and our LCD glass demand to grow in the mid-single digit percentage year over year.  We anticipate that sales in the Optical Communications segment will grow by a high-single digit percentage in the fourth quarter driven by strong fiber-to-the-home demand, resulting in low-single digits growth for the full-year.  In the Environmental Technologies segment, we expect fourth quarter sales to be down low-single digits versus the fourth quarter last year driven by continued weakness in the heavy-duty truck markets, resulting in sales being down slightly for the full year.  In the Specialty Materials segment we expect high-single digit growth year-over-year in the fourth quarter, resulting in sales being down slightly for the full year.  We will continue to execute our strategy and capital allocation framework begun in the fourth quarter of 2015, under which we plan to grow and sustain our leadership position in our markets and return more than $12.5 billion to shareholders through 2019.

© 2016 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15

Net sales	$2,507	$2,272	10%	$6,914	$6,880	*

Gross margin	$1,041	$892	17%	$2,756	$2,796	(1%)
(gross margin %)	42%	39%		40%	41%

Selling, general and administrative expenses	$302	$307	(2%)	$1,104	$960	15%
(as a % of net sales)	12%	14%		16%	14%

Research, development and engineering expenses	$187	$181	3%	$569	$561	1%
(as a % of net sales)	7%	8%		8%	8%

Equity in earnings of affiliated companies	$19	$39	(51%)	$119	$195	(39%)
(as a % of net sales)	1%	2%		2%	3%

Translated earnings contract (loss) gain, net	$(237)	$(149)	59%	$(2,295)	$42	*
(as a % of net sales)	*	*		*	1%

Loss (gain) on realignment of equity investment				$2,676		*
(as a % of net sales)				39%

Income before income taxes	$257	$218	18%	$1,288	$1,317	(2%)
(as a % of net sales)	10%	10%		19%	19%

Benefit (provision) for income taxes	$27	$(6)	(550%)	$835	$(202)	(513%)
(as a % of net sales)	1%	*		12%	*

Net income attributable to Corning Incorporated	$284	$212	34%	$2,123	$1,115	90%
(as a % of net sales)	11%	9%		31%	16%

*	Percent change not meaningful.

© 2016 Corning Incorporated. All Rights Reserved.

Net Sales
The following table presents net sales by reportable segment (in millions):
	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Display Technologies	$902	$757	19%	$2,408	$2,354	2%
Optical Communications	795	747	6%	2,186	2,244	(3)%
Environmental Technologies	264	257	3%	787	799	(2)%
Specialty Materials	295	288	2%	788	832	(5)%
Life Sciences	214	211	1%	633	619	2%
All Other	37	12	208%	112	32	250%
Total net sales	$2,507	$2,272	10%	$6,914	$6,880	-

For the three months ended September 30, 2016, net sales increased by $235 million, or 10%, when compared to the same period in 2015.  The primary sales drivers by segment were as follows:

•
An increase of $145 million in the Display Technologies segment, driven by the positive impact from the strengthening of the Japanese yen in the amount of $138 million and an increase in volume in the low-teens in percentage terms, partially offset by LCD glass price declines slightly higher than 10%;

•	An increase of $48 million in the Optical Communications segment primarily due to higher sales of fiber-to-the-home products in North America;
•	An increase of $7 million in the Environmental Technologies segment, driven by record quarterly sales of light-duty substrate products due to market strength in North America, Europe and China;
•	An increase of $7 million in the Specialty Materials segment;
•	An increase of $3 million in the Life Sciences segment; and
•
An increase of $25 million in the All Other segment, driven by the acquisition of a glass tubing business and the formation of the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015.

For the nine months ended September 30, 2016, net sales increased by $34 million when compared to the same period in 2015.  The primary sales drivers by segment were as follows:

•
An increase of $54 million in the Display Technologies segment, driven by the positive impact from the strengthening of the Japanese yen in the amount of $274 million and a low-single digit percentage volume increase, offset somewhat by LCD glass price declines slightly higher than 10%;

•	A decrease of $58 million in the Optical Communications segment, driven primarily by production issues related to the implementation of new manufacturing software;
•
A decrease of $12 million in the Environmental Technologies segment driven by lower sales of heavy-duty diesel products due to the weakening of the North American truck market, offset partially by an increase in sales of light-duty substrates, driven by strength in the North American and European markets;

•	A decrease of $44 million in the Specialty Materials segment, driven by a decline in volume of Corning Gorilla Glass products;
•	An increase of $14 million in the Life Sciences segment, driven by volume growth in Europe, North America and China; and
•
An increase of $80 million in the All Other segment, driven by the acquisition of a glass tubing business and the formation of the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015.

In the three and nine months ended September 30, 2016, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen, positively impacted Corning’s consolidated net sales by $133 million and $246 million, respectively, when compared to the same periods in 2015.

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

Gross Margin
In the three months ended September 30, 2016, gross margin dollars and gross margin as a percentage of net sales increased when compared to the same period last year, up $149 million and 3%, respectively, driven by higher sales, cost reductions and improvements in manufacturing efficiency in the majority of our segments.  The Optical Communications segment experienced the largest increase, driven by an increase in volume and favorable product mix.

In the nine months ended September 30, 2016, gross margin dollars and gross margin as a percentage of net sales decreased when compared to the same period last year, down $40 million and 1%, respectively.  The decrease was primarily driven by LCD glass price declines in the Display Technologies segment and the impact of a power outage that temporarily halted production at our Tainan, Taiwan manufacturing location in the first half of 2016, resulting in asset write-offs and charges for facility repairs.  Additionally, in the first half of 2016, gross margin was negatively impacted by issues with a manufacturing software implementation in the Optical Communications segment which limited our ability to fulfill customer orders.  Lower manufacturing costs in the Specialty Materials segment and the stronger Japanese yen and Korean won versus the U.S. dollar exchange rate partially offset the decline in these periods.

Selling, General and Administrative Expenses
When compared to the third quarter of 2015, selling, general and administrative expenses decreased by $5 million in the three months ended September 30, 2016, driven by the positive impact of the change in the contingent consideration fair value adjustment of $61 million, offset somewhat by an increase of $26 million in the mark-to-market of our defined benefit pension plans resulting from small settlements in several of our benefit plans and $25 million in higher variable compensation and benefit expenses.

When compared to the first three quarters of 2015, selling, general and administrative expenses increased by $144 million in the nine months ended September 30, 2016, driven by the following items:

•	An increase of $58 million in acquisition-related costs primarily related to the realignment of our equity interest in Dow Corning and an acquisition completed in the second quarter of 2016;
•
An increase of $60 million in litigation, regulatory and other legal costs related to the resolution of an investigation by the U.S. Department of Justice and an environmental matter, partially offset by the gain on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation;

•	An increase of $52 million in the mark-to-market of our defined benefit pension plans; and
•	Higher operating expenses in the Optical Communications, Environmental Technologies and Specialty Materials segments.

The positive impact of the change in the contingent consideration fair value adjustment of $40 million and a decrease of $25 million in post-combination expenses, which were higher in 2015 due to the completion of four acquisitions, partially offset the increases detailed above.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

© 2016 Corning Incorporated. All Rights Reserved.

Research, Development and Engineering Expenses
For the three and nine months ended September 30, 2016, research, development and engineering expenses and as a percentage of sales were relatively consistent with the same periods last year.

Equity in Earnings of Affiliated Companies
The following provides a summary of equity in earnings of affiliated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Dow Corning Corporation (1)		$36	$82	$185
Hemlock Semiconductor Group (2)	$22		44
All other	(3)	3	(7)	10
Total equity earnings	$19	$39	$119	$195

(1)
Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.

(2)	Results include equity earnings for Hemlock Semiconductor Group beginning on June 1, 2016.

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

The equity in earnings line on our income statement for the nine months ending September 30, 2016 reflects both the equity earnings from the silicones and polysilicones (Hemlock Semiconductor) businesses of Dow Corning from January 1, 2016 through May 31, 2016, the closing date of the Transaction Agreement, and four months of equity earnings from Hemlock Semiconductor Group.  Prior to the realignment of Dow Corning, equity earnings from the Hemlock Semiconductor business were reported on the equity in earnings line in Corning’s income statement, net of Dow Corning’s 35% U.S. tax.  Additionally, Corning reported its tax on equity earnings from Dow Corning on the tax provision line on its income statement at a U.S. tax provision rate of 7%.  As part of the realignment, Hemlock Semiconductor Group was converted to a partnership.  Each of the partners is responsible for the taxes on their portion of equity earnings.  Therefore, post-realignment, Hemlock Semiconductor Group’s equity earnings is reported before tax on the equity in earnings line and Corning’s tax is reported on the tax provision line.

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
	Three months ended September 30, 2016		Three months ended September 30, 2015		Change 2016 vs. 2015
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains (losses), net	$2	$1	$168	$106	$(166)	$(105)
Unrealized (losses) gains, net	(239)	(150)	(317)	(200)	78	50
Total translated earnings contract loss, net	$(237)	$(149)	$(149)	$(94)	$(88)	$(55)

	Nine months ended September 30, 2016		Nine months ended September 30, 2015		Change 2016 vs. 2015
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gains (losses), net	$146	$92	$489	$307	$(343)	$(215)
Unrealized losses, net	(2,441)	(1,539)	(447)	(282)	(1,994)	(1,257)
Total translated earnings contract (loss) gain, net	$(2,295)	$(1,447)	$42	$25	$(2,337)	$(1,472)

The gross notional amount outstanding for our foreign currency hedges related to translated earnings is $17.6 billion, and is comprised of the following:  1) Japanese yen-denominated hedges - $16 billion; 2) South Korean won-denominated hedges - $1.3 billion; and 3) euro-denominated hedges - $0.3 billion.

Income Before Income Taxes
The impact of fluctuations in foreign exchange rates positively impacted Corning’s consolidated income before income taxes in the three and nine months ended September 30, 2016 when compared to the same periods in 2015 in the amounts of $98 million and $215 million, respectively.

Benefit (Provision) for Income Taxes
Our benefit (provision) for income taxes and the related effective income tax rates were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Benefit (provision) for income taxes	$27	$(6)	$835	$(202)
Effective tax rate	(10.5%)	2.8%	(64.8%)	15.3%

© 2016 Corning Incorporated. All Rights Reserved.

For the three months ended September 30, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

For the nine months ended September 30, 2016, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax; and
•
The tax-free nature of the realignment of our equity interest in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning’s tax on Dow Corning’s undistributed earnings as of the date of the transaction.

For the three and nine months ended September 30, 2015, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of high-taxed foreign earnings in U.S. income; and
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated
As a result of the above, our net income and per share data is as follows (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to Corning Incorporated	$284	$212	$2,123	$1,115
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$260	$188	$2,050	$1,042
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$284	$188	$2,123	$1,115
Basic earnings per common share	$0.27	$0.16	$1.96	$0.84
Diluted earnings per common share	$0.26	$0.15	$1.81	$0.82

Weighted-average common shares outstanding - basic	978	1,210	1,046	1,241
Weighted-average common shares outstanding - diluted	1,102	1,218	1,170	1,366

(1)	Refer to Note 6 (Earnings per Common Share) to the consolidated financial statements for additional information.

© 2016 Corning Incorporated. All Rights Reserved.

Comprehensive Income
For the three and nine months ended September 30, 2016, comprehensive income increased by $535 million and $2,600 million, respectively, when compared to the same periods in 2015, driven by the following items:

•	An increase in net income attributable to Corning Incorporated of $72 million and $1,008 million, respectively;
•	The positive impact due to the change in foreign currency translation gains and losses of $426 million and $1,346 million, respectively, largely driven by the strengthening of the Japanese yen; and
•
The change in the amount of unamortized actuarial losses released in the amounts of $11 million and $248 million, respectively.  The significant change in the first three quarters of 2016 was driven by the release of Dow Corning’s unamortized actuarial loss in the amount of $260 million, which was included in the gain on the realignment of our ownership interests in Dow Corning.

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

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES
Selected highlights from our continuing operations, excluding certain items, follow (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Core net sales	$2,548	$2,451	4%	$7,159	$7,398	(3)%
Core equity in earnings of affiliated companies	$19	$58	(67)%	$138	$182	(24)%
Core earnings	$466	$447	4%	$1,240	$1,453	(15)%

© 2016 Corning Incorporated. All Rights Reserved.

Core Net Sales
The following table presents core net sales by reportable segment (in millions):
	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Display Technologies	$943	$936	1%	$2,652	$2,871	(8)%
Optical Communications	795	747	6%	2,186	2,244	(3)%
Environmental Technologies	264	257	3%	787	799	(2)%
Specialty Materials	295	288	2%	788	832	(5)%
Life Sciences	214	211	1%	633	619	2%
All Other	37	12	208%	113	33	242%
Total core net sales	$2,548	$2,451	4%	$7,159	$7,398	(3)%

Core net sales increased by $97 million and decreased by $239 million in the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015.  In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment’s net sales are adjusted to remove the impact of translating yen into dollars.

When compared to the third quarter of 2015, core net sales in the Display Technologies segment increased by $7 million, or 1%, in the third quarter of 2016, driven by an increase in volume in the low-teens in percentage terms, offset somewhat by LCD glass price declines slightly higher than 10%.

When compared to the first three quarters of 2015, core net sales in the Display Technologies segment decreased by $219 million, or 8%, in the first three quarters of 2016, driven by LCD glass price declines slightly higher than 10%.

Core Equity in Earnings of Affiliated Companies
The following provides a summary of core equity in earnings of affiliated companies (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Dow Corning Corporation (1)		$53	$98	$167
Hemlock Semiconductor Group (2)	$22		44
All other	(3)	5	(4)	15
Total core equity earnings	$19	$58	$138	$182

(1)
Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.

(2)	Results include equity earnings for Hemlock Semiconductor Group beginning on June 1, 2016.

Core Earnings
In the three and nine months ended September 30, 2016, we generated core earnings of $466 million or $0.42 per share and $1,240 million, or $1.06 per share, respectively, compared to $447 million or $0.34 per share and $1,453 million or $1.06 per share, respectively, in the same periods in 2015.  The increase of $19 million in the third quarter of 2016 was primarily due to an increase in core earnings of $27 million in the Optical Communications segment, driven by an increase in fiber-to-the-home products volume, favorable product mix and improvements in manufacturing efficiency.  Display Technologies core earnings also increased, up $13 million, driven by an increase in volume in the low-teens in percentage terms and improvements in manufacturing efficiency, offset somewhat by the LCD glass price declines slightly above 10%.  The decrease of $213 million in the nine months ended September 30, 2016 was driven by lower core earnings in the Display Technologies segment, down $111 million, driven by LCD glass price declines slightly higher than 10%.

© 2016 Corning Incorporated. All Rights Reserved.

Included in core earnings for the three and nine months ended September 30, 2016 is net periodic pension expense in the amounts of $13 million and $38 million, respectively, and for the same periods in 2015, $16 million and $48 million, respectively.  Refer to Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Core earnings attributable to Corning Incorporated	$466	$447	$1,240	$1,453
Less: Series A convertible preferred stock dividend	24	24	73	73
Core earnings available to common stockholders - basic	442	423	1,167	1,380
Add: Series A convertible preferred stock dividend	24	24	73	73
Core earnings available to common stockholders - diluted	$466	$447	$1,240	$1,453

Weighted-average common shares outstanding - basic	978	1,210	1,046	1,241
Effect of dilutive securities:
Stock options and other dilutive securities	9	8	9	10
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	1,102	1,333	1,170	1,366
Core basic earnings per common share	$0.45	$0.35	$1.12	$1.11
Core diluted earnings per common share	$0.42	$0.34	$1.06	$1.06

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

© 2016 Corning Incorporated. All Rights Reserved.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):
	Three months ended September 30, 2016
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported - GAAP	$2,507	$19	$257	$284	(10.5)%	0.26
Constant-yen (1)	40		47	30		0.03
Constant-won (1)	1		(4)	(3)
Foreign currency hedges related to translated earnings (2)			237	149		0.14
Acquisition-related costs (3)			15	11		0.01
Discrete tax items and other tax-related adjustments (4)				6		0.01
Restructuring, impairment and other charges (6)			11	9		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(49)	(41)		(0.04)
Pension mark-to-market (10)			26	17		0.02
Taiwan power outage (12)			5	4
Core performance measures	$2,548	$19	$545	$466	14.5%	0.42

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

	Three months ended September 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported - GAAP	$2,272	$39	$218	$212	2.8%	0.15
Constant-yen (1)	178	2	144	111		0.08
Constant-won (1)	1	(1)	(14)	(10)		(0.01)
Foreign currency hedges related to translated earnings (2)			149	94		0.07
Acquisition-related costs (3)			9	5
Discrete tax items and other tax-related adjustments (4)				14		0.01
Litigation, regulatory and other legal matters (5)			(9)	(6)
Restructuring, impairment and other charges (6)			1	1
Equity in earnings of affiliated companies (7)		18	18	16		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			13	10		0.01
Core performance measures	$2,451	$58	$529	$447	15.5%	0.34

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

	Nine months ended September 30, 2016
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported – GAAP	$6,914	$119	$1,288	$2,123	(64.8)%	1.81
Constant-yen (1)	242	4	232	164		0.14
Constant-won (1)	3	(1)	(36)	(26)		(0.02)
Foreign currency hedges related to translated earnings (2)			2,295	1,447		1.24
Acquisition-related costs (3)			109	95		0.08
Discrete tax items and other tax-related adjustments (4)				(83)		(0.07)
Litigation, regulatory and other legal matters (5)			55	70		0.06
Restructuring, impairment and other charges (6)			131	91		0.08
Equity in earnings of affiliated companies (7)		16	16	15		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(45)	(38)		(0.03)
Pension mark-to-market (10)			60	39		0.03
Gain on realignment of equity investment (11)			(2,676)	(2,676)		(2.29)
Taiwan power outage (12)			25	19		0.02
Core performance measures	$7,159	$138	$1,454	$1,240	14.7%	1.06

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

	Nine months ended September 30, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate	Per share
As reported	$6,880	$195	$1,317	$1,115	15.3%	0.82
Constant-yen (1)	517	4	419	313		0.23
Constant-won (1)	1	(1)	(13)	(10)		(0.01)
Foreign currency hedges related to translated earnings (2)			(42)	(25)		(0.02)
Acquisition-related costs (3)			40	25		0.02
Discrete tax items and other tax-related adjustments (4)				25		0.02
Litigation, regulatory and other legal matters (5)			(6)	(4)
Restructuring, impairment and other charges (6)			6	6
Equity in earnings of affiliated companies (7)		(16)	(16)	(16)		(0.01)
Impacts from the acquisition of Samsung Corning Precision Materials (8)			4	3
Post-combination expenses (9)			25	16		0.01
Pension mark-to-market (10)			8	5
Core performance measures	$7,398	$182	$1,742	$1,453	16.6%	1.06

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
(12)
Taiwan power outage:  Impact of the power outage that temporarily halted production at our Tainan, Taiwan manufacturing location in the first half of 2016.  The impact includes asset write-offs and charges for facility repairs, offset somewhat by partial reimbursement through our insurance program.  We expect to receive the remainder of the insurance reimbursement in the fourth quarter of 2016.

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

Display Technologies
The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2016		Nine months ended September 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$902	$279	$2,408	$692
Constant-yen (1)	40	35	242	171
Constant-won (1)	1	(3)	2	(24)
Foreign currency hedges related to translated earnings (2)		(2)		(93)
Restructuring, impairment and other charges (6)				13
Impacts from the acquisition of Samsung Corning Precision Materials (8)		(41)		(38)
Taiwan power outage (12)		2		9
Core performance	$943	$270	$2,652	$730

© 2016 Corning Incorporated. All Rights Reserved.

	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$757	$255	$2,354	$852
Constant-yen (1)	178	107	516	311
Constant won (1)	1	(9)	1	(9)
Foreign currency hedges related to translated earnings (2)		(106)		(313)
Impacts from the acquisition of Samsung Corning Precision Materials (8)		10
Core performance	$936	$257	$2,871	$841

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales in the Display Technologies segment increased by $145 million, or 19%, in the third quarter of 2016 when compared to the third quarter of 2015.  The increase was driven by the positive impact from the strengthening of the Japanese yen in the amount of $138 million and an increase in volume in the low-teens in percentage terms, partially offset by LCD glass price declines slightly higher than 10%.  Net income increased by $24 million, or 9%, in the third quarter of 2016, when compared to the third quarter of 2015.  The increase was driven by the positive impact of the strengthening of the yen in the amount of $72 million, an increase in volume in the low-teens in percentage terms, the positive impact of the change in the contingent consideration fair value adjustment in the amount of $51 million and improvements in manufacturing efficiency, offset somewhat by the LCD glass price declines described above and a decrease of $104 million in the realized gain from our yen and won-denominated currency hedges.

Net sales in the Display Technologies segment increased by $54 million, or 2%, in the first nine months of 2016 when compared to the same period in 2015, driven by the positive impact from the strengthening of the Japanese yen in the amount of $274 million and a low-single digit percentage volume increase, offset somewhat by LCD glass price declines slightly higher than 10%.  Net income decreased by $160 million, or 19%, in the nine months ended September 30, 2016, when compared to the same period in 2015.  The decrease was driven primarily by the LCD glass price declines described above and a decrease of $220 million in the realized gain from our yen and won-denominated currency hedges, offset partially by the impact of the strengthening of the yen of $140 million, an increase in volume in the low-single digit percentage, the positive impact of the change in the contingent consideration fair value adjustment in the amount of $38 million, improvements in manufacturing efficiency and a decline in operating expenses.

Core Performance
Core net sales increased in the third quarter of 2016 by $7 million, or 1%, when compared to the third quarter of 2015, driven by an increase in volume in the low-teens in percentage terms, partially offset by LCD glass price declines slightly higher than 10%.  Core earnings also increased in the third quarter of 2016, up $13 million, or 5%, driven by the increase in volume described above, improvements in manufacturing efficiency and a decline in operating expenses.  LCD glass price declines slightly higher than 10% partially offset the increase.

Core net sales decreased by $219 million, or 8%, in the first three quarters of 2016, when compared to the third quarter of 2015, driven by LCD glass price declines slightly higher than 10%, partially offset by a low-single digit percentage volume increase.  Core earnings also decreased in this period, down $111 million, or 13%, driven by LCD glass price declines slightly higher than 10%, partially offset by a low-single digit percentage volume increase, improvements in manufacturing efficiency and a decline in operating expenses.

© 2016 Corning Incorporated. All Rights Reserved.

Outlook:
The company expects panel maker utilization to remain high and for LCD glass supply to remain tight in the fourth quarter.  Sequentially, fourth-quarter volume is expected to be consistent to slightly down, in line with the glass market.

Optical Communications
The following tables provide net sales and net income for the Optical Communications segment and reconcile the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2016		Nine months ended September 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$795	$78	$2,186	$172
Acquisition-related costs (3)		3		16
Discrete tax items and other tax-related adjustments (4)		6		6
Restructuring, impairment and other charges (6)		7		12
Pension mark to market (10)		4		4
Core performance	$795	$98	$2,186	$210

	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$747	$70	$2,244	$204
Acquisition-related costs (3)		1		15
Restructuring, impairment and other charges (6)				(1)
Post-combination expenses (9)				16
Core performance	$747	$71	$2,244	$234

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales in the Optical Communications segment increased by $48 million, or 6%, in the third quarter of 2016 when compared to the same period in 2015.  The increase was due to higher sales of fiber-to-the-home products in North America and the impact of an acquisition completed in the second quarter of 2016.  Net income in the third quarter of 2016 increased by $8 million, or 11%, when compared to the third quarter of 2015, driven by an increase in volume, favorable product mix and improvements in manufacturing efficiency, offset slightly by higher operating expenses driven by restructuring, impairment and other charges and pension mark-to-market costs.  Movements in foreign exchange rates positively impacted segment net sales in the amount of $2 million and net income in the amount of $3 million in the third quarter of 2016 when compared to the same period in 2015.

© 2016 Corning Incorporated. All Rights Reserved.

Net sales and net income in the Optical Communications segment decreased by $58 million, or 3%, and $32 million, or 16%, respectively, in the nine months ended September 30, 2016, when compared to the same period in 2015.  This decline was driven by production issues related to the implementation of new manufacturing software, which constrained our ability to manufacture product in the first half of 2016.  Production returned to normal levels at the end of the second quarter, and the increase in volume in the third quarter partially offset the lower first half results.  Movements in foreign exchange rates negatively impacted segment net sales in the amount of $6 million and positively impacted net income in the amount of $10 million, respectively, in the third quarter of 2016 when compared to the same period in 2015.

Core Performance
Core earnings increased in the third quarter of 2016 by $27 million, or 38%, respectively, driven by an increase in volume, favorable product mix and improvements in manufacturing efficiency.  Core earnings were lower in the first nine months of 2016, down $24 million, or 10%, driven by the production issues described above, offset slightly by higher sales in the third quarter of 2016.  Movements in foreign exchange rates positively impacted core earnings in the amounts of $3 million and $10 million, respectively, in the three and nine months ended September 30, 2016 when compared to the same periods in 2015.

Outlook:
In the fourth quarter, Corning expects Optical Communications sales to increase by a high-single digit percentage on a year-over-year basis driven by continued fiber-to-the-home strength.

Environmental Technologies
The following table provides net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2016		Nine months ended September 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$264	$35	$787	$106
Restructuring, impairment and other charges (6)				3
Core performance measures	$264	$35	$787	$109

	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$257	$38	$799	$132
Core performance measures	$257	$38	$799	$132

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported
Net sales in the Environmental Technologies segment increased by $7 million, or 3%, in the third quarter of 2016 when compared to the same period in 2015.  Sales of light-duty substrate products were at record levels in the third quarter, driven by market strength in North America, Europe and China.  Lower sales of heavy-duty diesel products in North America and China partially offset this increase.  Net income in the third quarter of 2016 decreased by $3 million, or 8%, driven by increased expenses in support of new product launches.  Movements in foreign exchange rates versus the U.S. dollar negatively impacted net sales and net income in this segment in the amounts of $5 million and $2 million, respectively, in the third quarter of 2016, when compared to the same period in 2015.

© 2016 Corning Incorporated. All Rights Reserved.

Net sales in the Environmental Technologies segment decreased by $12 million, or 2%, in the first three quarters of 2016 when compared to the same period in 2015, driven by lower sales of diesel products due to the weakening of the North American truck market, offset partially by an increase in sales of light-duty substrates, driven by strength in the North American, European and Chinese markets.  Net income decreased by $26 million, or 20%, driven by lower sales of heavy-duty diesel products and increased expenses in support of new product launches.  Movements in foreign exchange rates versus the U.S. dollar negatively impacted net sales and net income in this segment in the amounts of $15 million and $6 million, respectively, in the nine months ended September 30, 2016, when compared to the same period in 2015.

Core Performance
Core earnings decreased by $3 million, or 8%, and $23 million, or 17%, in the third quarter and first three quarters of 2016, driven by the items impacting our As Reported results described above.

Outlook:
In the fourth quarter, the Company anticipates Environmental Technologies sales to be down by a low-single digit percentage on a year-over-year basis driven by continued weakness in the heavy-duty truck markets.

Specialty Materials
The following tables provide net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2016		Nine months ended September 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$295	$42	$788	$106
Constant-yen (1)				(1)
Constant-won (1)				(1)
Restructuring, impairment and other charges (6)				14
Taiwan power outage (12)		2		6
Core performance	$295	$44	$788	$124

	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported - GAAP	$288	$46	$832	$128
Constant-yen (1)		(2)		(5)
Constant-won (1)		(1)		(1)
Foreign currency hedges related to translated earnings (2)				5
Restructuring, impairment and other charges (6)		1		7
Core performance	$288	$44	$832	$134

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

As Reported
Net sales in the Specialty Materials segment increased by $7 million, or 2%, in the third quarter of 2016 when compared to the same period in 2015, driven by higher sales of advanced optics products and an increase in Corning Gorilla Glass volume.  Net income in the third quarter of 2016 decreased by $4 million, or 9%, impacted by ramp up costs associated with launch of new products, and customer mix.  Movements in foreign exchange rates did not materially impact net sales and net income in the Specialty Materials segment in the three months ended September 30, 2016 when compared to the same period in 2015.

Net sales in the Specialty Materials segment decreased by $44 million, or 5%, in the first three quarters of 2016 when compared to the same period in 2015, driven by a decrease in sales of Corning Gorilla Glass products.  The mobile consumer electronics industry is experiencing lower smartphone and tablet demand in 2016, driven by worldwide macroeconomic conditions, fewer major product launches and longer repurchases cycles.  Net income decreased by $22 million, or 17%, driven by higher restructuring, impairment and other charges and the impact of a power outage that temporarily halted production at our Tainan, Taiwan manufacturing location.  Movements in foreign exchange rates did not materially impact net sales and net income in the Specialty Materials segment in the nine months ended September 30, 2016 when compared to the same period in 2015.

Core Performance
Core earnings in the third quarter of 2016 was consistent with the same period in 2015.  Core earnings declined by $10 million, or 7%, in the nine months ended September 30, 2016, driven primarily by a decline in sales of Corning Gorilla Glass products and higher research and development costs.

Outlook:
Fourth-quarter segment sales are expected to increase by a high-single digit percentage year over year driven by volume growth in Corning Gorilla Glass.

Life Sciences
The following tables provide net sales and net income for the Life Sciences segment and reconcile the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Three months ended September 30, 2016		Nine months ended September 30, 2016
(in millions)	Net sales	Net income	Net sales	Net income
As reported – GAAP	$214	$16	$633	$45
Acquisition-related costs (3)		3		9
Restructuring, impairment and other charges (6)		2		6
Core performance	$214	$21	$633	$60

	Three months ended September 30, 2015		Nine months ended September 30, 2015
(in millions)	Net sales	Net income	Net sales	Net income
As reported – GAAP	$211	$18	$619	$52
Acquisition-related costs (3)		3		9
Core performance	$211	$21	$619	$61

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2016 Corning Incorporated. All Rights Reserved.

As Reported
Net sales in the Life Sciences segment increased by $3 million, or 1%, in the third quarter of 2016 when compared to the same period in 2015, driven by volume growth in Europe, North America and China, slightly offset by the impact of movements in foreign exchange rates in the amount of $2 million.  Net income declined by $2 million, or 11%, driven by the negative impact of movements in foreign exchange rates.

Net sales in the Life Sciences segment increased by $14 million, or 2%, in the nine months ended September 30, 2016 when compared to the same period in 2015, driven by volume growth in Europe, North America and China, slightly offset by the impact of movements in foreign exchange rates in the amount of $7 million.  Net income declined by $7 million, or 13%, driven by the negative impact of movements in foreign exchange rates.

Core Performance
Core earnings in the three and nine months ended September 30, 2016 were consistent with the prior year.

Outlook:
Fourth-quarter sales are expected to grow by a low single-digit percentage when compared to the fourth quarter of 2015.

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

The following table provides net sales and other data for All Other (in millions):
	Three months ended September 30,		Nine months ended September 30,
As Reported	2016	2015	2016	2015

Net sales	$37	$12	$112	$32
Research, development and engineering expenses	$47	$34	$139	$123
Equity earnings of affiliated companies	$(3)	$4	$(8)	$12
Net loss	$(47)	$(38)	$(187)	$(131)

The increase in net sales of this segment in the three and nine months ended September 30, 2016 reflects the impact of an acquisition in the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015 and an increase in sales in our emerging businesses.  The increase in the net loss of this segment was driven by asset write-offs in emerging businesses, offset slightly by the addition of the Corning Pharmaceutical Technologies business net income.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources
The following items impacted Corning’s financing and capital structure in the nine months ended September 30, 2016 and 2015:

2016
On July 20, 2016, Corning’s Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.

© 2016 Corning Incorporated. All Rights Reserved.

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

Share Repurchase Program
On July 28, 2016, Corning entered into an accelerated share repurchase transaction (“ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $2 billion of Corning’s common stock in two tranches of $1.5 billion and $500 million, respectively, each with its own scheduled termination date.  The ASR was executed under the $4 billion share repurchase program authorized on October 26, 2015 (the “2015 Repurchase Program”).  Under the ASR, Corning made a $2 billion aggregate payment to Morgan Stanley on July 28, 2016 and received an initial aggregate delivery of 74.4 million shares of Corning common stock from Morgan Stanley on the same day.  Each tranche is subject to acceleration at Morgan Stanley’s option during an acceleration period prior to its scheduled termination date.  The total number of shares Corning will repurchase under each tranche of the ASR will be based generally upon the average daily volume weighted average price of Corning’s common stock during the repurchase period for such tranche, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR.  Depending on the circumstances at settlement of each tranche, Morgan Stanley may be required to deliver additional shares of common stock to Corning or Corning may be required either to deliver shares of common stock or to make a cash payment to Morgan Stanley.  Final settlement of both tranches of the ASR is scheduled to occur in the fourth quarter of 2016.

In addition to the ASR, during the three and nine months ended September 30, 2016, the Company repurchased 15.3 million and 96 million shares of common stock on the open market for approximately $340 million and $1,901 million, respectively, as part of its 2015 Repurchase Program.

Capital Spending
Capital spending totaled $815 million and $939 million for the nine months ended September 30, 2016 and 2015, respectively.  Spending in the first nine months of 2016 was driven primarily by the Display Technologies segment, and focused on finishing line optimization and tank rebuilds.  We expect our 2016 capital spending to be approximately $1.2 billion.

Cash Flow
Summary of cash flow data (in millions):
	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$1,095	$1,845
Net cash provided by (used in) investing activities	$3,956	$(822)
Net cash used in financing activities	$(4,858)	$(1,589)

Net cash provided by operating activities decreased by $750 million in the nine months ended September 30, 2016 when compared to the same period last year, driven largely by a decline of $123 million in dividends received from equity affiliates primarily driven by the strategic realignment of our ownership interest in Dow Corning and an increase in accounts receivable in all of our segments, notably in the Display Technologies and Optical Communications segments, offset somewhat by a decrease in accounts payable and other current liabilities.

© 2016 Corning Incorporated. All Rights Reserved.

Net cash provided by investing activities increased substantially in the nine months ended September 30, 2016, when compared to the same period last year, driven by the cash received on the realignment of Dow Corning, lower capital expenditures and a decrease in acquisition spending, offset slightly by a decrease in realized gains on our translated earnings contracts.

Net cash used in financing activities in the nine months ended September 30, 2016 increased when compared to the same period last year, driven by an increase in share repurchases, net commercial paper repayments and the absence of cash received from the issuance of long-term debt in the third quarter of 2015.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
	As of September 30, 2016	As of December 31, 2015

Working capital	$6,185	$5,455
Current ratio	3.7:1	2.9:1
Trade accounts receivable, net of allowances	$1,645	$1,372
Days sales outstanding	59	55
Inventories	$1,516	$1,385
Inventory turns	3.8	4.0
Days payable outstanding (1)	43	42
Long-term debt	$3,916	$3,890
Total debt to total capital	18%	19%

(1)	Includes trade payables only.

Credit Rating
Our credit ratings remain the same as those disclosed in our 2015 Form 10-K.
RATING AGENCY	Rating Long-Term Debt	Outlook last update

Fitch	BBB+	Stable
October 29, 2015

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity
We ended the third quarter of 2016 with approximately $4.8 billion of cash and cash equivalents, an increase of $321 million from December 31, 2015.  We believe the Company has adequate sources of liquidity and we are confident in our ability to generate cash to meet reasonably likely future cash requirements.  Our cash and cash equivalents, which are generally unrestricted, are held in various locations throughout the world, with approximately 64% of the consolidated amount held outside of the United States at September 30, 2016.  We believe we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

© 2016 Corning Incorporated. All Rights Reserved.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes.  On July 20, 2016, Corning’s Board of Directors approved an increase to the allowable maximum aggregate principal amount outstanding at any time from $1 billion to $2 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  Corning did not have outstanding commercial paper at September 30, 2016.

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

Corning has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At September 30, 2016, our leverage using this measure was approximately 18% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of September 30, 2016, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that required management’s most difficult, subjective or complex judgments are described in our 2015 Form 10-K and remain unchanged through the first nine months of 2016.  For certain items, additional details are provided below.

© 2016 Corning Incorporated. All Rights Reserved.

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

At September 30, 2016 and December 31, 2015, the carrying value of precious metals was higher than the fair market value by $868 million and $976 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2016 and December 31, 2015, Corning had accrued approximately $45 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (“SEC”) on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “seek,” “see,” “would,” and “target” and similar expressions are forward-looking statements.  Such statements relate to future events that by their nature address matters that are, to different degrees, uncertain.  These forward-looking statements relate to, among other things, the company’s future operating performance, the company's share of new and existing markets, the company's revenue and earnings growth rates, the company’s ability to innovate and commercialize new products, and the company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the company’s manufacturing capacity.

© 2016 Corning Incorporated. All Rights Reserved.

Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the company, actual results could differ materially.  The company does not undertake to update forward-looking statements.  Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, euro, Chinese renminbi and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions;
-	the effectiveness of our risk management framework;
-	fluctuations in capital spending by customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	possible disruption in commercial activities due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, IT systems or operations;
-	facility expansions and new plant start-up costs;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	credit rating and ability to obtain financing and capital on commercially reasonable terms;
-	adequacy and availability of insurance;
-	financial risk management;
-	acquisition and divestiture activities;
-	rate of technology change;
-	level of excess or obsolete inventory;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	stock price fluctuations;
-	trends for the continued growth of the Company’s businesses;
-	the ability of research and development projects to produce revenues in future periods;
-	a downturn in demand or decline in growth rates for LCD glass substrates;
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

During the nine months ended September 30, 2016 the Company entered into a series of average rate forwards with no associated premium, which partially hedge the impact of Japanese yen translation on the Company’s projected 2018 through 2022 net income.  At September 30, 2016 the total gross notional value for the yen translated earnings contracts was $16.0 billion (at December 31, 2015: $8.3 billion), including zero-cost collars of $1.5 billion (at December 31, 2015: $2.0 billion) and average rate forwards of $14.5 billion (at December 31, 2015: $6.3 billion).  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  As of September 30, 2016, the total net notional value of the zero-cost collars was $0.7 billion (at December 31, 2015: $1.0 billion).

The fair value of our unsettled foreign exchange forward and option contracts is most significantly impacted by fluctuations in the Japanese yen.  At September 30, 2016, a hypothetical 10% adverse movement in Japanese yen exchange rates could result in an unrealized loss in fair value of these instruments of $1.8 billion (at December 31, 2015: $0.7 billion).  Changes in fair values of these instruments are ultimately offset in the period of settlement by changes in the fair value of the underlying exposure.  Prior to settlement, the unrealized fair value changes could cause material volatility in our earnings.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2016, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2016 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Dow Corning Corporation. See our 2015 Form 10-K, Part I, Item 3. Given the realignment of our ownership interest in Dow Corning on May 31, 2016, the Company no longer has an ownership interest in Dow Corning and will no longer provide litigation disclosure regarding Dow Corning Corporation.

Pittsburgh Corning Corporation.  See our 2015 Form 10-K, Part I, Item 3.  On April 27, 2016, the Modified Third Amended Plan of Reorganization for Pittsburgh Corning Corporation (the “Plan”) became effective.  Given the effectiveness of the Plan and the contribution of PCC and PCE to the settlement trust, the Company will no longer provide litigation disclosure regarding Pittsburgh Corning Corporation.  For additional information and updates to estimated liabilities as of September 30, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Non-PCC Asbestos Litigation.  See our 2015 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of September 30, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation. See our 2015 Form 10-K, Part I, Item 3.  For updates to estimated liabilities as of September 30, 2016, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2016:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (1)	Number of shares purchased as part of publicly announced plan or program (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2016	79,260,346	$21.47	79,189,464	$1,010,581,646
August 1-31, 2016	5,525,500	$22.71	5,523,401	$ 885,135,880
September 1-30, 2016	5,006,403	$22.88	5,004,963	$ 770,601,760
Total	89,792,249	$21.62	89,717,828	$ 770,601,760

(1)
This column reflects the following transactions during the third quarter of 2016:  (i) the deemed surrender to us of 25,679 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 48,742 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 89,717,828 shares of common stock in conjunction with the repurchase program announced on October 26, 2015.

(2)	On October 26, 2015, Corning’s Board of Directors authorized the repurchase of up to $4 billion worth of shares of common stock between date of announcement and December 31, 2016.

© 2016 Corning Incorporated. All Rights Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	10.1	Master Confirmation – Uncollared Accelerated Share Repurchase

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Definition Document

© 2016 Corning Incorporated. All Rights Reserved.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

October 27, 2016	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2016 Corning Incorporated. All Rights Reserved.