Form 10-K
period 2016-12-31
CORNING INC /NY
filed 2017-02-06
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $21 billion based on the $20.48 price as reported on the New York Stock Exchange.

There were 928,093,508 shares of Corning's common stock issued and outstanding as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement dated March 17, 2017, and filed for the Registrant's 2017 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K, as specifically set forth in Part III.

PART I

Corning Incorporated and its consolidated subsidiaries are hereinafter sometimes referred to as the "Company," the "Registrant," "Corning," or "we."

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

Item 1.  Business

General

Corning traces its origins to a glass business established in 1851.  The present corporation was incorporated in the State of New York in December 1936.  The Company's name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

Corning Incorporated is a leading innovator in materials science.  For more than 165 years, Corning has applied its unparalleled expertise in specialty glass, ceramics, and optical physics to develop products that have created new industries and transformed people's lives.  We succeed through sustained investment in research and development, a unique combination of material and process innovation, and close collaboration with customers to solve tough technology challenges.  Corning operates in five reportable segments:  Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences, and manufactures products at 98 plants in 17 countries.

Display Technologies Segment

Corning's Display Technologies segment manufactures glass substrates for liquid crystal displays ("LCDs") that are used primarily in LCD televisions, notebook computers and flat panel desktop monitors.  This segment develops, manufactures and supplies high quality glass substrates using technology expertise and a proprietary fusion manufacturing process, which Corning invented and is the cornerstone of the Company's technology leadership in the LCD industry.  The highly automated process yields glass substrates with a pristine surface and excellent thermal dimensional stability and uniformity – essential attributes for the production of large, high performance LCDs panels.  Corning's fusion process is scalable and we believe it is the most cost effective process in producing large size substrates.

We are recognized for providing product innovations that enable our customers to produce larger, lighter, thinner and higher-resolution displays more affordably.  Some of the product innovations that we have launched over the past ten years utilizing our world-class processes and capabilities include the following:

•	EAGLE XG®, the industry's first LCD glass substrate that is free of heavy metals;
•	EAGLE XG® Slim glass, a line of thin glass substrates which enables lighter-weight portable devices and thinner televisions and monitors;
•
Corning® Willow™ Glass, our ultra-thin flexible glass for use in next-generation consumer electronic technologies, including curved displays for immersive viewing or mounting on non-flat surfaces.  This glass is also used in a variety of non-display applications, such as decorative laminates for interior architecture and advanced semiconductor packaging; and

•
The family of Corning Lotus™ Glass, high-performance display glass developed to enable cutting-edge technologies, including organic light-emitting diode ("OLED") displays and next generation LCDs.  These substrate glasses provide industry-leading levels of low total pitch variation, resulting in brighter, more energy-efficient displays with higher resolutions for consumers and better yields for panel makers.

Through the end of 2013, the Display Technologies segment also included the equity affiliate Samsung Corning Precision Materials Co., Ltd. ("Samsung Corning Precision Materials"), of which Corning owned 57.5% and Samsung Display Co., Ltd. ("Samsung Display") owned 42.5%.  As described more fully in Note 8 (Acquisitions) to the Consolidated Financial Statements, to extend Corning's leadership in specialty glass and drive earnings growth, Corning entered into a series of strategic and financial agreements with Samsung Display intended to strengthen product and technology collaborations between the two companies.  Corning completed the acquisition of Samsung Corning Precision Materials on January 15, 2014.

Corning has LCD glass manufacturing operations in South Korea, Japan, Taiwan and China.  Following the acquisition of Samsung Corning Precision Materials, Corning services all specialty glass customers in all regions directly, utilizing its manufacturing facilities throughout Asia.

Patent protection and proprietary trade secrets are important to the Display Technologies segment's operations.  Refer to the material under the heading "Patents and Trademarks" for information relating to patents and trademarks.

The Display Technologies segment represented 34% of Corning's sales in 2016.

Optical Communications Segment

Corning invented the world's first low-loss optical fiber in 1970.  Since that milestone, we have continued to pioneer optical fiber, cable and connectivity solutions.  As global bandwidth demand driven by video usage grows exponentially, telecommunications networks continue to migrate from copper to optical-based systems that can deliver the required cost-effective bandwidth-carrying capacity.  Our experience puts us in a unique position to design and deliver optical solutions that reach every edge of the communications network.

This segment is classified into two main product groupings – carrier network and enterprise network.  The carrier network group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications.  The enterprise network group consists primarily of optical-based communication networks sold to businesses, governments and individuals for their own use.

Our carrier network product portfolio encompassed an array of optical fiber products, including Vascade® submarine optical fibers for use in submarine networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; SMF-28® ULL fiber for more scalable long-haul and regional networks; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; ClearCurve® ultra-bendable single-mode fiber for use in multiple-dwelling units and fiber-to-the-home applications; and Corning® SMF-28® Ultra Fiber, designed for high performance across the range of long-haul, metro, access, and fiber-to-the-home network applications, combining the benefits of industry-leading attenuation and improved macrobend performance in one fiber.  A portion of our optical fiber is sold directly to end users and third-party cablers globally.  Corning's remaining fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution.  Corning's cable products support various outdoor, indoor/outdoor and indoor applications and include a broad range of loose tube, ribbon and drop cable designs with flame-retardant versions available for indoor and indoor/outdoor use.

In addition to optical fiber and cable, our carrier network product portfolio also includes hardware and equipment products, including cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures, network interface devices, and other accessories.  These products may be sold as individual components or as part of integrated optical connectivity solutions designed for various carrier network applications.  Examples of these solutions include our FlexNAPTM terminal distribution system, which provides pre-connectorized distribution and drop cable assemblies for cost-effectively deploying Fiber-to-the-Home ("FTTH") networks; and the CentrixTM platform, which provides a high-density fiber management system with industry-leading density and innovative jumper routing that can be deployed in a wide variety of carrier switching centers.

To keep pace with surging demand for mobile bandwidth, Corning has a full complement of operator-grade distributed antenna systems ("DAS"), including the recently developed Optical Network Evolution wireless platform.  The ONE™ Wireless Platform ("ONE") is the first all-optical converged cellular and Wi-Fi® solution built on an all-optical backbone with modular service support.  It provides virtually unlimited bandwidth, and meets all of the wireless service needs of large-scale enterprises at a lower cost than the typical DAS solution.

In addition to our optical-based portfolio, Corning's carrier network portfolio also contains select copper-based products including subscriber demarcation, connection and protection devices, xDSL (different variations of digital subscriber lines) passive solutions and outside plant enclosures.  In addition, Corning offers coaxial RF interconnects for the cable television industry as well as for microwave applications for GPS, radars, satellites, manned and unmanned military vehicles, and wireless and telecommunications systems.

Our enterprise network portfolio also includes optical fiber products, including ClearCurve® ultra-bendable multimode fiber for data centers and other enterprise network applications; InfiniCor® fibers for local area networks; and more recently ClearCurve® VSDN® ultra-bendable optical fiber designed to support emerging high-speed interconnects between computers and other consumer electronics devices.  The remainder of Corning's fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution.  Corning's cable products include a broad range of tight-buffered, loose tube and ribbon cable designs with flame-retardant versions available for indoor and indoor/outdoor applications that meet local building code requirements.

Corning's hardware and equipment for enterprise network applications include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and other accessories.  These products may be sold as individual components or as part of integrated optical connectivity solutions designed for various network applications.  Examples of enterprise network solutions include the Pretium EDGE® platform, which provides high-density pre-connectorized solutions for data center applications, and continues to evolve with recent updates for upgrading to 40/100G applications and port tap modules for network monitoring; the previously mentioned ONE Wireless platform, which spans both carrier and enterprise network applications; and our recently introduced optical connectivity solutions to support customer initiatives.

Our optical fiber manufacturing facilities are located in North Carolina, China and India.  Cabling operations are located in North Carolina, Germany, Poland, China and smaller regional locations.  Our manufacturing operations for hardware and equipment products are located in Texas, Arizona, Mexico, Brazil, Denmark, Germany, Poland, Israel, Australia and China.

Patent protection is important to the segment's operations.  The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes.  The segment licenses certain of its patents to third parties and generates revenue from these licenses, although the royalty income is not currently material to this segment's operating results.  Corning is licensed to use certain patents owned by others, which are considered important to the segment's operations.  Refer to the material under the heading "Patents and Trademarks" for information relating to the Company's patents and trademarks.

The Optical Communications segment represented 32% of Corning's sales in 2016.

Environmental Technologies Segment

Corning's Environmental Technologies segment manufactures ceramic substrates and filter products for emissions control in mobile and stationary applications around the world.  In the early 1970s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters in vehicles worldwide.  As global emissions control regulations tighten, Corning has continued to develop more effective and durable ceramic substrate and filter products for gasoline and diesel applications.  Corning manufactures substrate and filter products in New York, Virginia, China, Germany and South Africa.  Corning sells its ceramic substrate and filter products worldwide to catalyzers and manufacturers of emission control systems who then sell to automotive and diesel vehicle or engine manufacturers.  Although most sales are made to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.

Patent protection is important to the segment's operations.  The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes.  Corning is licensed to use certain patents owned by others, which are also considered important to the segment's operations.  Refer to the material under the heading "Patents and Trademarks" for information relating to the Company's patents and trademarks.

The Environmental Technologies segment represented 11% of Corning's sales in 2016.

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

Our cover glass, known as Corning® Gorilla® Glass, is a thin sheet glass designed specifically to function as a cover glass for display devices such as mobile phones, tablets and notebook PCs.  Elegant and lightweight, Corning Gorilla Glass is durable enough to resist many real-world events that commonly cause glass failure, enabling exciting new applications in technology and design.  In 2016, Corning unveiled its latest Corning Gorilla Glass innovation, Corning® Gorilla® Glass 5, which is designed to provide further protection against breakage while maintaining optical clarity, touch sensitivity, and damage resistance.

Corning Gorilla Glass is manufactured in Kentucky, South Korea, Japan and Taiwan.

Semiconductor optics manufactured by Corning includes high-performance optical material products, optical-based metrology instruments, and optical assemblies for applications in the global semiconductor industry.  Corning's semiconductor optics products are manufactured in New York.

Other specialty glass products include glass lens and window components and assemblies and are made in New York, New Hampshire, Kentucky and France, and sourced from China.

Patent protection is important to the segment's operations.  The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes.  Brand recognition and loyalty, through well-known trademarks, are important to the segment.  Refer to the material under the heading "Patents and Trademarks" for information relating to the Company's patents and trademarks.

The Specialty Materials segment represented approximately 12% of Corning's sales in 2016.

Life Sciences Segment

As a leading developer, manufacturer and global supplier of scientific laboratory products for 100 years, Corning's Life Sciences segment collaborates with researchers and drug manufacturers seeking new approaches to increase efficiencies, reduce costs and compress timelines.  Using unique expertise in the fields of materials science, surface science, biochemistry and biology, the segment provides innovative solutions that improve productivity and enable breakthrough discoveries.

Life Sciences laboratory products include consumables (plastic vessels, specialty surfaces and media), as well as general labware and equipment, that are used for advanced cell culture research, bioprocessing, genomics, drug discovery, microbiology and chemistry.  Corning sells life science products under these primary brands: Corning, Falcon, PYREX, Axygen, and Gosselin.  The products are marketed worldwide, primarily through distributors to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other facilities.  Corning manufactures these products in the United States in Maine, New York, New Jersey, California, Utah, Virginia, Massachusetts and North Carolina, and outside of the U.S. in Mexico, France, Poland and China.

In addition to being a global leader in laboratory consumables for life science research, Corning continues to develop and produce innovative technologies aimed at the growing biologic drug production markets.

Patent protection is important to the segment's operations.  The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes.  Brand recognition and loyalty, through well-known trademarks, are important to the segment.  Refer to the material under the heading "Patents and Trademarks" for more information.

The Life Sciences segment represented approximately 9% of Corning's sales in 2016.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as "All Other."  This group is primarily comprised of the results of Corning's Pharmaceutical Technologies business, our non-LCD glass business, new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The All Other segment represented 2% of Corning's sales in 2016.

Additional explanation regarding Corning and its five reportable segments, as well as financial information about geographic areas, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20 (Reportable Segments) to the Consolidated Financial Statements.

Corporate Investments

Dow Corning Corporation.  Prior to May 31, 2016, Corning and The Dow Chemical Company ("Dow Chemical") each owned half of Dow Corning Corporation ("Dow Corning"), an equity company headquartered in Michigan that manufactures silicone products worldwide.  Dow Corning was the majority-owner of Hemlock Semiconductor Group ("HSG"), a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries.

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in HSG and approximately $4.8 billion in cash.

Prior to realignment, HSG, a consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning now has a direct equity investment in HSG.  Because our ownership percentage in HSG did not change as a result of the realignment, the investment in HSG is recorded at its carrying value, which had a negative carrying value of $383 million at the transaction date.  The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.  Excluding this charge, the entity is profitable and is expected to recover its equity in the near term.

Pittsburgh Corning Corporation.  Prior to the second quarter of 2016, Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation ("PCC").  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the "Plan") became effective in April 2016.  In the second quarter of 2016, Corning contributed its equity interests in PCC and Pittsburgh Corning Europe N.V. as required by the Plan and recognized a gain of $56 million for the difference between the fair value of the asbestos litigation liability and carrying value of the investment.

Additional information about corporate investments is presented in Note 7 (Investments) to the Consolidated Financial Statements.

Competition

Corning competes with many large and varied manufacturers, both domestic and foreign.  Some of these competitors are larger than Corning, and some have broader product lines.  Corning strives to maintain and improve its market position through technology and product innovation.  For the future, Corning believes its competitive advantage lies in its commitment to research and development, its commitment to reliability of supply and product quality and technical specification of its products.  There is no assurance that Corning will be able to maintain or improve its market position or competitive advantage.

Display Technologies Segment

We believe Corning is the largest worldwide producer of glass substrates for LCD displays.  The environment for LCD glass substrate products is very competitive and Corning believes it has sustained its competitive advantages by investing in new products, providing a consistent and reliable supply, and continually improving its proprietary fusion manufacturing process.  This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals.  Asahi Glass Co. Ltd. and Nippon Electric Glass Co. Ltd. are Corning's principal competitors in display glass substrates.

Optical Communications Segment

Corning believes it maintains a leadership position in the segment's principal product groups, which include carrier and enterprise networks.  The competitive landscape includes industry consolidation, price pressure and competition for the innovation of new products.  These competitive conditions are likely to persist.  Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property provide cost advantages relative to several of its competitors.

The primary competing producers of the Optical Communications segment are Commscope and Prysmian Group.

Environmental Technologies Segment

Corning believes it maintains a leadership position in the worldwide automotive ceramic substrate products, and a strong presence in the heavy-duty and light-duty diesel vehicle market.  The Company believes its competitive advantage in automotive ceramic substrate products for catalytic converters and diesel filter products for exhaust systems is based upon global presence, customer service, engineering design services and product innovation.  Corning's Environmental Technologies products face principal competition from NGK Insulators, Ltd. and Ibiden Co. Ltd.

Specialty Materials Segment

Corning has deep capabilities in materials science, optical design, shaping, coating, finishing, metrology, and system assembly.  Additionally, we are addressing emerging needs of the consumer electronics industry with the development of chemically strengthened glass.  Corning Gorilla Glass is a thin-sheet glass that is better able to survive events that most commonly cause glass failure.  Its advanced composition allows a deeper layer of chemical strengthening than is possible with most other chemically strengthened glasses, making it both durable and damage resistant.  Our products and capabilities in this segment position the Company to meet the needs of a broad array of markets including display, semiconductor, aerospace/defense, astronomy, vision care, industrial/commercial, and telecommunications.  For this segment, Schott, Asahi Glass Co. Ltd., Nippon Electric Glass Co. Ltd. and Heraeus are the main competitors.

Life Sciences Segment

Corning seeks to maintain a competitive advantage by emphasizing product quality, global distribution, supply chain efficiency, a broad product line and superior product attributes.  Our principle worldwide competitors include Thermo Fisher Scientific, Inc., Greiner Group AG, Eppendorf AG and Sarsedt AG.  Corning also faces increasing competition from large distributors that have pursued backward integration or introduced private label products.

Raw Materials

Corning's manufacturing processes and products require access to uninterrupted power sources, significant quantities of industrial water, certain precious metals, and various batch materials.  Availability of resources (ores, minerals, polymers, helium and processed chemicals) required in manufacturing operations, appears to be adequate.  Corning's suppliers, from time to time, may experience capacity limitations in their own operations, or may eliminate certain product lines.  Corning believes it has adequate programs to ensure a reliable supply of raw and batch materials as well as precious metals.  For many products, Corning has alternate suppliers that would allow operations to continue without interruption in the event of specific materials shortages.

Certain key materials and proprietary equipment used in the manufacturing of products are currently sole-sourced or available only from a limited number of suppliers.  To minimize this risk, Corning closely monitors raw materials and equipment with limited availability or which are sourced through one supplier.  However, any future difficulty in obtaining sufficient and timely delivery of components and/or raw materials could result in lost sales due to delays or reductions in product shipments, or reductions in Corning's gross margins.

Patents and Trademarks

Inventions by members of Corning's research and engineering staff continue to be important to the Company's growth.  Patents have been granted on many of these inventions in the United States and other countries.  Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments.  Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations.  In 2016, Corning was granted about 460 patents in the U.S. and over 1,100 patents in countries outside the U.S.

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning's innovations.  Corning has historically enforced, and will continue to enforce, its intellectual property rights.  At the end of 2016, Corning and its wholly-owned subsidiaries owned over 9,660 unexpired patents in various countries of which over 3,840 were U.S. patents.  Between 2017 and 2019, approximately 6% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations.  Worldwide, Corning has about 10,500 patent applications in process, with about 2,500 in process in the U.S.  Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting the Company's innovation, although Corning's competitors in each of its businesses are actively seeking patent protection as well.

While each of our reportable segments has numerous patents in various countries, no one patent is considered material to any of these segments.  Important U.S.-issued patents in our reportable segments include the following:

•	Display Technologies: patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications.
•
Optical Communications:  patents relating to (i) optical fiber products including low-loss optical fiber, high data rate optical fiber, and dispersion compensating fiber, and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; (iii) optical fiber connectors, termination and storage and associated methods of manufacture; and (iv) distributed communication systems.

•
Environmental Technologies:  patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products.

•
Specialty Materials:  patents relating to protective cover glass, ophthalmic glasses and polarizing dyes, and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber, and refractories.

•
Life Sciences:  patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including multiwell plates and cell culture products, as well as equipment and processes for label independent drug discovery.

Products reported in All Other include development projects, new product lines, and other businesses or investments that do not meet the threshold for separate reporting.

Approximate number of patents granted to our reportable segments follows:
	Total number of patents worldwide	U.S. patents	Important patents expiring between 2017 and 2019
Display Technologies	1,700	370	11
Optical Communications	3,500	1,600	10
Environmental Technologies	800	320	36
Specialty Materials	920	430	8
Life Sciences	600	240	16

Many of the Company's patents are used in operations or are licensed for use by others, and Corning is licensed to use patents owned by others.  Corning has entered into cross-licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning's principal trademarks include the following:  Axygen, Corning, Celcor, ClearCurve, DuraTrap, Eagle XG, Edge8, Gorilla, Gosselin, HPFS, Leaf, Pyrex, Steuben, Falcon, SMF-28e, Unicam, and Willow.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations.  This program has resulted in capital and operating expenditures each year.  In order to maintain compliance with such regulations, capital expenditures for pollution control in operations were approximately $14 million in 2016 and are estimated to be $31 million in 2017.

Corning's 2016 consolidated operating results were charged with approximately $43 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control.  Corning believes that its compliance program will not place it at a competitive disadvantage.

Employees

At December 31, 2016, Corning had approximately 40,700 full-time employees.  From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers.

Executive Officers of the Registrant

James P. Clappin   President, Corning Glass Technologies
Mr. Clappin joined Corning in 1980 as a process engineer.  He transitioned to GTE Corporation in 1983 when the Central Falls facility was sold and returned to Corning in 1988.  He began working in the display business in 1994.  Mr. Clappin relocated to Japan in 1996, as plant manager at Corning Display Technologies Shizuoka facility.  In 2002, he was appointed as general manager of CDT worldwide business.  He served as president of Corning Display Technologies from September 2005 through July 2010.  He was appointed president, Corning Glass Technologies, in 2010.  Age 59.

Martin J. Curran   Executive Vice President and Corning Innovation Officer
Mr. Curran joined Corning in 1984 and has held a variety of roles in finance, manufacturing, and marketing.  He has served as senior vice president, general manager for Corning Cable Systems Hardware and Equipment Operations in the Americas, responsible for operations in Hickory, North Carolina; Keller, Texas; Reynosa, Mexico; Shanghai, China; and the Dominican Republic. He has also served as senior vice president and general manager for Corning Optical Fiber. Mr. Curran was appointed as Corning's first innovation officer in August 2012.  Age 58.

Jeffrey W. Evenson   Senior Vice President and Chief Strategy Officer
Dr. Evenson joined Corning in June 2011 as senior vice president and operations chief of staff.  In 2015, he was named Chief Strategy Officer.  He serves on the Management Committee and oversees a variety of strategic programs and growth initiatives.  Prior to joining Corning, Dr. Evenson was a senior vice president with Sanford C. Bernstein, where he served as a senior analyst since 2004.  Before that, Dr. Evenson was a partner at McKinsey & Company, where he led technology and market assessment for early-stage technologies.  Age 51.

Lisa Ferrero   Senior Vice President and Chief Administrative Officer
Ms. Ferrero joined Corning in 1987 as a statistician and held various production management positions until joining Display Technologies in 1995 as a market analyst in Tokyo.  While in Japan, she was appointed export sales manager for Taiwan and Korea.  In 1998, she returned to Corning, N.Y. and was named market development manager.  She was appointed director of strategic marketing, planning, and analysis for Display Technologies in 2000.  In 2002, Ms. Ferrero joined Environmental Technologies as business manager for the heavy-duty diesel business and was named director of the automotive substrates business in 2003.  She was named vice president and deputy general manager, Display Technologies Asia in June 2005.  She served as general manager of Corning Display Technologies from July 2010 through 2015 overseeing operations across four regions:  China, Japan, Taiwan and the U.S.  Ms. Ferrero became senior vice president and chief administrative officer in January 2016.  Age 53.

Clark S. Kinlin   Executive Vice President
Mr. Kinlin joined Corning in 1981 in the Specialty Materials division.  From 1985 to 1995 he worked in the Optical Fiber division.  In 1995, he joined Corning Consumer Products.  In 2000, Mr. Kinlin was named president, Corning International Corporation and, in 2003, he was appointed as general manager for Greater China.  From April 2007 to March 2008, he was chief operating officer, Corning Cable Systems (now Corning Optical Communications) and was named president and chief executive officer in 2008.  He was appointed executive vice president in 2012.  Age 57.

Lawrence D. McRae   Vice Chairman and Corporate Development Officer
Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions.  He was appointed vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, senior vice president Strategy and Corporate Development in October 2005, and executive vice president Strategy and Corporate Development in 2010.  He was appointed to his present position in August 2015.  Age 58.

David L. Morse   Executive Vice President and Chief Technology Officer
Dr. Morse joined Corning in 1976 in glass research and worked as a composition scientist in developing and patenting several major products.  He served in a variety of product and materials research and technology director roles and was appointed division vice president and technology director for photonic technology groups beginning in March 1999.  He became director of corporate research, science and technology in December 2001.  He was appointed vice president in January 2003, becoming senior vice president and director of corporate research in 2006.  Dr. Morse was appointed to his current position in May 2012.  He is a member of the National Academy of Engineering and the National Chemistry Board.  Age 64.

Eric S. Musser   Executive Vice President, Corning Technologies and International
Mr. Musser joined Corning in 1986 and served in a variety of manufacturing positions at fiber plants in Wilmington, N.C. and Melbourne, Australia, before becoming manufacturing strategist for the Optical Fiber business in 1996.  Mr. Musser joined Corning Lasertron in 2000 and became president later that year.  He was named director, manufacturing operations for Photonic Technologies in 2002.  In 2003, he returned to Optical Fiber as division vice president, development and engineering and was named vice president and general manager in 2005.  In 2007, he was appointed general manager of Corning Greater China and was named president of Corning International in 2012.  Mr. Musser was appointed executive vice president in 2014.  Age 57.

Christine M. Pambianchi   Senior Vice President, Human Resources
Ms. Pambianchi joined Corning in 2000 as division human resource manager, Corning Optical Fiber, and later was named director, Human Resources, Corning Optical Communications.  She has led the Human Resources function since January 2008 when she was named vice president, Human Resources.  Ms. Pambianchi was appointed to senior vice president, Human Resources, in 2010, and is responsible for leading Corning's global human resource function.  Age 48.

Mark S. Rogus   Senior Vice President and Treasurer
Mr. Rogus joined Corning in 1996 as manager, Corporate Finance.  In 1999 he was appointed assistant treasurer.  He was appointed as vice president and treasurer in December 2000, responsible for Corning's worldwide treasury functions, including corporate finance, treasury operations, risk management, investment and pension plans.  He has served as senior vice president and treasurer of Finance since January 2004.  Prior to joining Corning, Mr. Rogus was a senior vice president at Wachovia Bank where he managed the bank's business development activities in the U.S mid-Atlantic region and Canada for both investment and non-investment grade clients.  Age 57.

Edward A. Schlesinger   Vice President and Corporate Controller
Mr. Schlesinger joined Corning in 2013 as senior vice president and chief financial officer of Corning Optical Communications.  He led the Finance function for Corning Optical Communications and served on the Communications Leadership Team.  He was named vice president and corporate controller in September 2015, and appointed principal accounting officer in December 2015.  Prior to joining Corning, Mr. Schlesinger served as Vice President, Finance and Sector Chief Financial Officer for two of Ingersoll Rand's business segments.  Mr. Schlesinger has a financial career that spans more than 20 years garnering extensive expertise in technical financial management and reporting.  Age 49.

Lewis A. Steverson   Senior Vice President and General Counsel
Mr. Steverson joined Corning in June 2013 as senior vice president and general counsel.  Prior to joining Corning, Mr. Steverson served as senior vice president, general counsel, and secretary of Motorola Solutions, Inc.  During his 18 years with Motorola, he held a variety of legal leadership roles across the company's numerous business units.  Prior to Motorola, Mr. Steverson was in private practice at the law firm of Arnold & Porter.  Age 53.

R. Tony Tripeny   Senior Vice President and Chief Financial Officer
Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller, Texas facility's plant controller in 1989.  In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller.  Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000.  In 2003, he took on the additional role of Telecommunications group controller.  He was appointed division vice president, operations controller in August 2004, vice president, corporate controller in October 2005, and senior vice president and principal accounting officer in April 2009.  Mr. Tripeny was appointed to his current position as senior vice president and chief financial officer in September 2015.  He is a member of the board of directors of Hardinge, Inc.  Age 57.

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

Document Availability

A copy of Corning's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831.  The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations page on Corning's website at www.corning.com.  The information contained on the Company's website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Other

Additional information in response to Item 1 is found in Note 20 (Reportable Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

Item 1A.  Risk Factors

We operate in rapidly changing economic, political, and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict.  Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, our ability to successfully execute our strategy and capital allocation framework, and the trading price of our common stock or debt.  The following discussion of "risk factors" identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance.  This information should be read in conjunction with MD&A and the consolidated financial statements and related notes incorporated by reference into this report.  The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider, as these factors could cause our future results to differ from those in the forward-looking statements and from historical trends.

As a global company, we face many risks which could adversely impact our operations and reported financial results

We are a global company and derive a substantial portion of our revenues from, and have significant operations, outside of the United States.  Our international operations include manufacturing, assembly, sales, research and development, customer support, and shared administrative service centers.

Compliance with laws and regulations increases our costs.  We are subject to both U.S. laws and local laws which, among other things, include data privacy requirements, employment and labor laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements.  Non-compliance or violations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.  Such violations could result in prohibitions on our ability to offer our products and services in one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.  Our success depends, in part, on our ability to anticipate and manage these risks.

We are also subject to a variety of other risks in managing a global organization, including those related to:

•	The economic and political conditions in each country or region;
•
Complex regulatory requirements affecting international trade and investment, including anti-dumping laws, export controls, the Foreign Corrupt Practices Act and local laws prohibiting improper payments.  Our operations may be adversely affected by changes in the substance or enforcement of these regulatory requirements, and by actual or alleged violations of them;

•	Fluctuations in currency exchange rates, convertibility of currencies and restrictions involving the movement of funds between jurisdictions and countries;
•	Sovereign and political risks that may adversely affect Corning's profitability and assets;
•	Geographical concentration of our factories and operations, and regional shifts in our customer base;
•	Periodic health epidemic concerns;
•	Political unrest, confiscation or expropriation of our assets by foreign governments, terrorism and the potential for other hostilities;
•	Difficulty in protecting intellectual property, sensitive commercial and operations data, and information technology systems;
•	Differing legal systems, including protection and treatment of intellectual property and patents;

•	Complex, or competing tax regimes;
•	Tariffs, trade duties and other trade barriers including anti-dumping duties;
•	Difficulty in collecting obligations owed to us;
•	Natural disasters such as floods, earthquakes, tsunamis and windstorms; and
•	Potential loss of utilities or other disruption affecting manufacturing.

Corning's Display Technologies segment generates a significant amount of the Company's profits and cash flow.  Any significant decrease in LCD glass pricing could have a material and negative impact on our financial results

Corning's ability to generate profits and operating cash flow depends largely upon the profitability of our LCD glass business, which is subject to continuous pricing pressure due to intense industry competition, potential over-capacity, and development of new technologies.  If we are not able to achieve proportionate reductions in costs or sustain our current rate of cost reduction to offset potential pricing pressures it could have a material adverse impact on our financial results.

Because we have a concentrated customer base in each of our businesses, our sales could be negatively impacted by the actions or insolvency of one or more key customers, as well as our ability to retain these customers

A relatively small number of customers accounted for a high percentage of net sales in our reportable segments.  Mergers and consolidations between customers could result in further concentration of Corning's customer base.  If further concentration occurs or a key customer becomes insolvent, the loss of a key customer could result in a substantial loss of sales and reduction in anticipated in cash flows.  Unforeseen events or actions on the part of Corning could also result in the loss of customers, resulting in further customer concentration.

The following table details the number of combined customers of our segments that accounted for a large percentage of segment net sales:
	Number of combined customers	% of total segment net sales in 2016

Display Technologies	3	65%
Optical Communications	1	15%
Environmental Technologies	3	85%
Specialty Materials	3	56%
Life Sciences	2	46%

Business disruptions could affect our operating results

A significant portion of our manufacturing, research and development activities, and certain other critical business operations are concentrated in a few geographic areas.  A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical facilities could severely affect our ability to conduct normal business operations and, as a result, our future financial results could be materially and adversely affected.  For example, certain manufacturing sites require high quality, continuous, and uninterrupted power and access to industrial water.  Unplanned outages could have a material negative impact on our operations and ability to supply our customers.

Additionally, a significant amount of the specialized manufacturing capacity for our reportable segments is concentrated in single-site locations and it is reasonably possible that the operations of one or more such facilities could be disrupted.  Due to the specialized nature of the assets, it may not be possible to find replacement capacity quickly or substitute production from other facilities.  Accordingly, a disruption at a single-site manufacturing operation could significantly impact Corning's ability to supply its customers and could produce a near-term severe impact on our individual businesses and the Company as a whole.

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

Information technology dependency and security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm

The Company is dependent on information technology ("IT") systems and infrastructure for its business and manufacturing controls.  Our IT systems may be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.  Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on our business.  Like other global companies, we have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, systems failures and disruptions.  We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.  A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets.  Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, disrupt our manufacturing, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business.

Additionally, we believe that utilities and other operators of critical infrastructure that serve our facilities face heightened security risks, including cyber-attack.  In the event of such an attack, disruption in service from our utility providers could disrupt our manufacturing operations which rely on a continuous source of power (electrical, gas, etc.).

We may not earn a positive return from our research, development and engineering investments

Developing our products through our innovation model of research and development is expensive and often involves a long investment cycle.  We make significant expenditures and investments in research and development and four process engineering platforms that may earn an economic return.  If our investments do not provide a pipeline of new technologies that our customers demand or lower cost manufacturing platforms, it could negatively impact our revenues and operating margins both near- and long-term.

We have significant exposure to foreign currency movements and to counterparties of our related derivatives portfolio

A large portion of our sales, profit and cash flows are transacted in non-U.S. dollar currencies and we expect that we will continue to realize gains or losses with respect to these exposures.  We also maintain a significant portfolio of over the counter derivatives to hedge our projected currency exposure to the Japanese yen, New Taiwan dollar, South Korean won, Chinese yuan and euro.  We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  Any failure of a counterparty to pay on such a contract when due could materially impact our results of operations, financial position, and cash flows.

For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our currency exposures or should we elect not to hedge certain currency exposures.  Alternatively, we may experience gains or losses if the underlying exposure which we have hedged change (increases or decreases) and we are unable to reverse, unwind, or terminate the hedges concurrent with the change in the underlying notional exposure.

Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency contracts to offset these exposures and other factors.  Our hedge portfolio may reduce our flexibility to respond to price moves by our Display Technologies segment competitors.

All of these factors could materially impact our results of operations, anticipated future results, financial position and cash flows, the timing of which is variable and generally outside of our control.

If we are unable to obtain certain specialized equipment, raw and batch materials or natural resources required in our products or processes, our business will suffer

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of equipment, parts and components from our suppliers.  We may experience shortages that could adversely affect our operations.  There can be no assurances that we will not encounter problems in the future.  Certain manufacturing equipment and components are available only from single or limited sources, and we may not be able to find alternate sources in a timely manner.  A reduction, interruption or delay of supply, or a significant increase in the price for supplies, such as manufacturing equipment, precious metals, raw materials, utilities including energy and industrial water, could have a material adverse effect on our businesses.

We use specialized raw materials from single-source suppliers (e.g., specific mines or quarries) and natural resources (e.g., helium) in certain products and processes.  If a supplier is unable to provide the required raw materials or the natural resource is in scarce supply or not readily available, we may be unable to change our product composition or manufacturing process in order to prevent a disruption to our business.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2016, Corning had goodwill and other intangible assets of $2.4 billion.  While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that additional impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, including:

•	Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	Changes in tax laws, tax treaties and regulations or the interpretation of them;
•
Changes to our assessment about the realizability of our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

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

A significant amount of our net profits and cash flows are generated from outside the U.S., and certain repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company.  In addition, there have been proposals to change U.S. tax laws that could significantly impact how U.S. global corporations are taxed.  Although we cannot predict whether or in what form proposed legislation may pass, if enacted certain proposals could have a material adverse impact on our tax expense and cash flow.

Our innovation model depends on our ability to attract and retain specialized experts in our core technologies

Our innovation model requires us to employ highly specialized experts in glass science, ceramic science, and optical physics to conduct our research and development and engineer our products and design our manufacturing facilities.  The loss of the services of any member of our key research and development or engineering team without adequate replacement, or the inability to attract new qualified personnel, could have a material adverse effect on our operations and financial performance.

We are subject to strict environmental regulations and regulatory changes that could result in fines or restrictions that interrupt our operations

Some of our manufacturing processes generate chemical waste, waste water, other industrial waste or greenhouse gases, and we are subject to numerous laws and regulations relating to the use, storage, discharge and disposal of such substances.  We have installed anti-pollution equipment for the treatment of chemical waste and waste water at our facilities.  We have taken steps to control the amount of greenhouse gases created by our manufacturing operations.  However, we cannot provide assurance that environmental claims will not be brought against us or that government regulators will not take steps to adopt more stringent environmental standards.

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

Our global operations are subject to extensive trade and anti-corruption laws and regulations

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Anti-boycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries.  Any alleged or actual violation by an employee or the Company may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.  We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

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

International trade policies may negatively impact our ability to sell and manufacture our products outside of the U.S.

Government policies on international trade and investment such as import quotas, tariffs, and capital controls, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our products and services, impact the competitive position of our products or prevent us (including our equity affiliates/joint ventures) from being able to sell and/or manufacture products in certain countries.  The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, results of operations and financial condition.  For example, a government's adoption of "buy national" policies or retaliation by another government against such policies could have a negative impact on our results of operations.  These policies also affect our equity companies.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We operate 98 manufacturing plants and processing facilities in 17 countries, of which approximately 30% are located in the U.S.  We own 71% of our executive and corporate buildings, which are mainly located in and around Corning, New York.  We also own approximately 92% of our research and development facilities and the majority of our manufacturing facilities.  We own approximately 66% of our sales and administrative facilities.  The remaining facilities are leased.

For the years ended 2016, 2015 and 2014, we invested a total of $3.5 billion, primarily in facilities outside of the U.S. in our Display Technologies segment.  Of the $1.1 billion spent in 2016, over $714 million were for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 38.8 million square feet.  Distribution of this total area follows:
(million square feet)	Total	Domestic	Foreign

Manufacturing	31.6	7.3	24.3
Sales and administrative	2.6	1.9	0.7
Research and development	2.2	1.9	0.3
Warehouse	2.4	1.7	0.7

Total	38.8	12.8	26.0

Total assets and capital expenditures by operating segment are included in Note 20 (Reportable Segments) to the Consolidated Financial Statements.  Information concerning lease commitments is included in Note 14 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

Non-PCC Asbestos Litigation. Corning is a defendant in cases alleging injuries from asbestos which had been stayed pending the confirmation of the PCC Plan.  The stay was lifted on August 25, 2016.  For additional information and updates to estimated liabilities as of December 31, 2016, see Note 7 (Investments) to the Consolidated Financial Statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2016 and December 31, 2015, Corning had accrued approximately $43 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Item 4.  Mine Safety Disclosure

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Corning Incorporated common stock is listed on the New York Stock Exchange.  In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges.  Common stock options are traded on the Chicago Board Options Exchange.  The ticker symbol for Corning Incorporated is "GLW."

The following table sets forth the high and low sales price of Corning's common stock as reported on the New York Stock Exchange Composite Tape.
	First quarter	Second quarter	Third quarter	Fourth quarter
2016
Price range
High	$21.07	$21.30	$23.81	$25.35
Low	$16.13	$18.21	$19.78	$22.23
2015
Price range
High	$25.16	$22.98	$20.02	$19.29
Low	$21.89	$19.57	$15.24	$16.36

As of December 31, 2016, there were approximately 15,892 registered holders of common stock and approximately 456,079 beneficial shareholders.

On February 3, 2016, Corning's Board of Directors declared a 12.5% increase in the Company's quarterly common stock dividend, which increased the quarterly dividend from $0.12 to $0.135 per share of common stock, beginning with the dividend paid in the first quarter of 2016.

On February 1, 2017, Corning's Board of Directors declared a 14.8% increase in the Company's quarterly common stock dividend, which increased the quarterly dividend from $0.135 to $0.155 per share of common stock, beginning with the dividend to be paid in the first quarter of 2017.

Performance Graph

The following graph illustrates the cumulative total shareholder return over the last five years of Corning's common stock, the S&P 500 and the S&P Communications Equipment Companies.  The graph includes the capital weighted performance results of those companies in the communications equipment company classification that are also included in the S&P 500.

Comparison of Five-Year Cumulative Total Return Among
Corning Incorporated, S&P 500 and S&P Communications Equipment
(Fiscal Years Ended December 31)
Indexed to 100
Corning Incorporated
S&P 500
S&P Communications Equipment
250
200
150
100
50
0
2011
2012
2013
2014
2015
2016

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2016:

Issuer Purchases of Equity Securities
Period	Number of shares purchased (2)	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1-31, 2016
Open market and shares surrendered for tax withholdings	4,888,855	$23.49	4,875,834
November 1-30, 2016
Open market and shares surrendered for tax withholdings	4,892,049	$23.48	4,876,439
ASR (Tranche I) (3)	3,306,805	(3)	3,306,805
December 1-31, 2016
Open market and shares surrendered for tax withholdings	4,732,989	$24.42	4,689,256
ASR (Tranche II) (3)	8,963,288	(3)	8,963,288
Total at December 31, 2016	26,783,986		26,711,622	$4,026,996,347

(1)
On October 26, 2015, Corning's Board of Directors authorized the repurchase of up to $4 billion of common stock.  This authorization was fully utilized in the first quarter of 2017.  On December 7, 2016, Corning's Board of Directors authorized a share repurchase program with no expiration for the repurchase of up to $4 billion of common stock (the "2016 Repurchase Program").

(2)
This column reflects the following transactions during the fourth quarter of 2016:  (i) the deemed surrender to us of 16,996 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 55,368 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 26,711,622 shares of common stock (14,441,529 shares in open market repurchases and 12,270,093 shares as part of the Accelerated Share Repurchase ("ASR") agreement entered into in the third quarter of 2016) under the 2015 Repurchase Program.

(3)
In the third quarter of 2016, the Company paid $2 billion under an ASR agreement with Morgan Stanley and Co. LLC and received an initial delivery of approximately 74.4 million shares.  In the fourth quarter of 2016, the purchase period for this ASR ended and an additional 12.3 million shares were delivered in two tranches to Corning.  In total, 86.7 million shares were delivered under the 2016 ASR at an average repurchase price of $23.07.  See Note 17 (Shareholders' Equity) to the Consolidated Financial Statements for additional detail.

Item 6.  Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)
	Years ended December 31,
	2016	2015	2014	2013	2012

Results of operations

Net sales	$9,390	$9,111	$9,715	$7,819	$8,012
Research, development and engineering expenses	$742	$769	$815	$710	$769
Equity in earnings of affiliated companies	$284	$299	$266	$547	$810
Net income attributable to Corning Incorporated (1)	$3,695	$1,339	$2,472	$1,961	$1,636

Earnings per common share attributable to Corning Incorporated:
Basic	$3.53	$1.02	$1.82	$1.35	$1.10
Diluted	$3.23	$1.00	$1.73	$1.34	$1.09

Cash dividends declared per common share	$0.54	$0.36	$0.52	$0.39	$0.32
Shares used in computing per share amounts:
Basic earnings per common share	1,020	1,219	1,305	1,452	1,494
Diluted earnings per common share	1,144	1,343	1,427	1,462	1,506

Financial position

Working capital	$6,297	$5,455	$7,914	$7,145	$7,739
Total assets	$27,899	$28,527	$30,041	$28,455	$29,354
Long-term debt	$3,646	$3,890	$3,205	$3,249	$3,361
Total Corning Incorporated shareholders' equity	$17,893	$18,788	$21,579	$21,162	$21,486

Selected data

Capital expenditures	$1,130	$1,250	$1,076	$1,019	$1,801
Depreciation and amortization	$1,195	$1,184	$1,200	$1,002	$997
Number of employees	40,700	35,700	34,600	30,400	28,700

(1)	Year ended December 31, 2016 includes a $2.7 billion non-taxable gain on the strategic realignment of our ownership interest in Dow Corning.

Reference should be made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management's Discussion and Analysis provides a historical and prospective narrative on the Company's financial condition and results of operations.  This discussion includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Liquidity and Capital Resources
•	Environment
•	Critical Accounting Estimates
•	New Accounting Standards
•	Forward-Looking Statements

OVERVIEW

Strategy and Capital Allocation Framework

In October 2015, Corning announced a new strategy and capital allocation framework ("the Framework") that reflects the Company's financial and operational strengths, as well as its ongoing commitment to increasing shareholder value.  The Framework outlines our leadership priorities, and articulates the opportunities we see across our businesses.  We designed the Framework to create significant value for shareholders by focusing our portfolio and leveraging our financial strength.  Under our Framework we target generating $26 billion to $30 billion of cash through 2019, returning more than $12.5 billion to shareholders and investing $10 billion to sustain our leadership positions and deliver growth.

Our probability of success increases as we invest in our world-class capabilities.  Over the next three years, Corning will concentrate approximately 80% of its research, development and engineering investment and capital spending on a cohesive set of three core technologies, four manufacturing and engineering platforms, and five market-access platforms.  This strategy will allow us to quickly apply our talents and repurpose our assets as needed.

Performance against the Framework

Since introducing the Framework, we have distributed approximately $6 billion to shareholders through share repurchases and dividends.  Our Board also approved a new $4 billion share repurchase authorization in December 2016, and annual dividend increases of 12.5% in 2016 and 14.8% in February 2017 as part of our ongoing commitment to return cash to our investors.

Within our portfolio, we realigned our interest in Dow Corning, which created significant value for shareholders, including unlocking $4.8 billion in cash.  We strengthened our position in Optical Communications with two acquisitions to expand our access to various segments of the telecommunications market.  We also entered into a joint venture with Saint-Gobain Sekurit to develop automotive glazing solutions.

We also utilized our financial strength in 2016 to continue our focus on innovation, resulting in the launch of new products and traction with customers on key growth initiatives, including:

•
Gorilla® Glass 5, which offers superior drop performance versus its predecessor and competitive technologies; expanding our cover-glass portfolio with Vibrant® Gorilla® Glass, which enables high-resolution designs for smartphones, tablets, and notebooks; and Gorilla® Glass SR+ for wearable devices.

•
Leveraging our competitive advantages and market-leading products to continue to win business in the optical market, with customer commitments and demand that support the capacity expansions now underway.

•
Winning business in the automotive sector for both substrates and our new gas particulate filters.  We anticipate that our gas particulate filters will increase our sales opportunity by a factor of 3-to-4 per vehicle.

•	Expanding the opportunities for Corning Gorilla Glass in the automotive market.
•	Technical and commercial progress on Corning Iris™ glass.

2016 Results

Our sales grew in total in 2016 driven by year-over-year growth in most of our operating segments.  The first quarter was our weakest, driven by a combination of slow demand in some markets and production issues related to the implementation of new manufacturing software, which constrained our ability to manufacture product.  Momentum built steadily throughout the year and our performance in the second half of 2016 was significantly improved from the first half.

Net sales in the year ended December 31, 2016 were $9,390 million, an increase of $279 million, or 3%, when compared to the year ended December 31, 2015.  The increase was primarily driven by the Display Technologies segment and the Corning Pharmaceutical Technologies business, up $152 million and $84 million, respectively.  The Optical Communications, Specialty Materials and Life Sciences segments also increased, up $25 million, $17 million and $18 million, respectively.

For the year ended December 31, 2016, we generated net income of $3.7 billion, or $3.23 per share, compared to net income of $1.3 billion, or $1.00 per share, for 2015.  When compared to last year, the $2.4 billion increase in net income was due to the following items (amounts presented after tax):

•	A $2.7 billion non-taxable gain and $105 million positive tax adjustment on the strategic realignment of our ownership interest in Dow Corning completed on May 31, 2016;
•	The positive change in the amounts recorded for tax law changes, valuation allowance adjustments and other discrete tax items of $104 million; and
•	A decrease of $61 million in the defined benefit pension plans mark-to-market loss, driven by higher returns on pension assets.

Partially offsetting these events were the following items:

•
Lower net income in the Display Technologies, Specialty Materials and Life Sciences segments. The largest decrease was in the Display Technologies segment, down $160 million, or 15%, primarily driven by LCD glass price declines which were slightly higher than 10% and a decrease of $289 million in net realized gains from our yen and won-denominated currency hedge contracts;

•	The resolution of an investigation by the U.S. Department of Justice and related costs in the total amount of $86 million;
•	An increase of $71 million in acquisition and transaction related costs, driven primarily by expenses associated with the strategic realignment of our ownership interest in Dow Corning; and
•	The increase in unrealized losses from our foreign currency translation hedges in the amount of $47 million.

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning's consolidated net income in the year ended December 31, 2016 in the amount of $229 million when compared to 2015, largely due to the strengthening of the Japanese yen versus the U.S. dollar.  This impact was more than offset by the decrease of $283 million in the realized gain from our foreign currency translation hedges.

2017 Corporate Outlook

In 2017, Corning will continue to advance the objectives of its Strategy and Capital Allocation Framework, which sets its leadership priorities and articulates opportunities across its businesses.  In the Display Technologies segment, we expect the rate of growth in both retail market and glass demand to be in the mid-single digit percentage, and an overall favorable LCD glass price environment, with price declines more moderate than in 2016.  In the Optical Communications segment, we anticipate sales to increase by a low-teens percentage over 2016.  In the Environmental Technologies segment, we expect sales to be consistent to up slightly from 2016, driven by continued sales growth in the auto market, offset somewhat by lower heavy-duty volume.  We expect growth in the Specialty Materials segment, the amount of which will depend on the timing and extent of customers deploying Gorilla Glass 5 and other Corning innovations.  In the Life Sciences segment, we expect low-single digit sales growth, ahead of forecasted market growth rates.

RESULTS OF OPERATIONS

Selected highlights from our operations follow (in millions):
	2016	2015	2014	% change
				16 vs. 15	15 vs. 14

Net sales	$9,390	$9,111	$9,715	3	(6)

Gross margin	$3,746	$3,653	$4,052	3	(10)
(gross margin %)	40%	40%	42%

Selling, general and administrative expenses	$1,472	$1,508	$1,202	(2)	25
(as a % of net sales)	16%	17%	12%

Research, development and engineering expenses	$742	$769	$815	(4)	(6)
(as a % of net sales)	8%	8%	8%

Equity in earnings of affiliated companies	$284	$299	$266	(5)	12
(as a % of net sales)	3%	3%	3%

Translated earnings contract (loss) gain, net	$(448)	$80	$1,369	(660)	(94)
(as a % of net sales)	(5)%	1%	14%

Gain on realignment of equity investment	$2,676			*	*
(as a % of net sales)	28%

Income before income taxes	$3,692	$1,486	$3,568	148	(58)
(as a % of net sales)	39%	16%	37%

Benefit (provision) for income taxes	$3	$(147)	$(1,096)	102	(87)
(as a % of net sales)	0%	(2)%	(11)%

Net income attributable to Corning Incorporated	$3,695	$1,339	$2,472	176	(46)
(as a % of net sales)	39%	15%	25%

*	Percent change not meaningful.

Net Sales
The following table presents net sales by reportable segment (in millions):
	Years ended December 31,			% Change	% Change
	2016	2015	2014	16 vs. 15	15 vs. 14
Display Technologies	$3,238	$3,086	$3,851	5%	(20)%
Optical Communications	3,005	2,980	2,652	1%	12%
Environmental Technologies	1,032	1,053	1,092	(2)%	(4)%
Specialty Materials	1,124	1,107	1,205	2%	(8)%
Life Sciences	839	821	862	2%	(5)%
All Other	152	64	53	138%	21%
Total net sales	$9,390	$9,111	$9,715	3%	(6)%

For the year ended December 31, 2016, net sales increased by $279 million, or 3%, when compared to the same period in 2015.  The following items drove the increase:

•
An increase of $152 million in the Display Technologies segment, driven by the positive impact from the strengthening of the Japanese yen in the amount of $370 million and a mid-single digit percentage volume increase, offset somewhat by LCD glass price declines slightly higher than 10%;

•
An increase of $25 million in the Optical Communications segment, driven primarily by an increase of $76 million in sales of carrier products and the impact of a small acquisition completed in the second quarter of 2016, partially offset by production issues related to the implementation of new manufacturing software, which constrained our ability to manufacture product in the first half of 2016;

•
A decrease of $21 million in the Environmental Technologies segment driven by a decline of $78 million in sales of diesel products due to the weakening of the North American truck market, offset partially by an increase of $57 million in sales of light-duty substrates, driven by strength in the North American, European and Chinese markets;

•	An increase of $17 million in the Specialty Materials segment, driven by an increase in sales of Corning Gorilla Glass 5 and advanced optics products;
•	An increase of $18 million in the Life Sciences segment, driven by volume growth in Europe, North America and China; and
•	An increase of $88 million in the All Other segment, driven primarily by our glass tubing business acquired in the fourth quarter of 2015.

In the year ended December 31, 2016, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen, positively affected Corning's consolidated net sales in the amount of $330 million when compared to the same period in 2015.

For the year ended December 31, 2015, net sales decreased by $604 million, or 6%, when compared to the same period in 2014.  The following items drove the decrease:

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

•
An increase of $328 million in the Optical Communications segment, driven by higher sales of enterprise network products, up $170 million, due to an acquisition completed in the first quarter of 2015 and an increase in data center products sales.  Sales of carrier network products also increased by $158 million driven by growth in fiber-to-the-home products in North America and the impact of two small acquisitions completed in the first quarter of 2015;

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

In the year ended December 31, 2015, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen and the euro, negatively affected Corning's consolidated net sales in the amount of $663 million when compared to the same period in 2014.

In 2016, 2015 and 2014, sales in international markets accounted for 72%, 70% and 77%, respectively, of total net sales.

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

Gross Margin

In the year ended December 31, 2016, gross margin dollars increased $93 million, and gross margin as a percentage of net sales remained consistent at 40% when compared to the same period last year.  The increase in gross margin dollars was primarily driven by the positive impact from the strengthening of the Japanese yen in the amount of $266 million, an increase in manufacturing efficiency and cost reductions in our Display Technologies and Optical Communications segments which added approximately $160 million, a more favorable mix of products sold in the Optical Communications segment and an increase in volume in the mid-single digit percentage in the Display Technologies segment. Display Technologies segment price declines slightly above 10% partially offset the increase.

In the year ended December 31, 2015, gross margin dollars and gross margin as a percentage of net sales both declined when compared to the same period in 2014, declining $399 million and 2%, respectively.  The negative impact of the depreciation of the Japanese yen versus the U.S. dollar in the amount of $368 million and price declines in the Display Technologies segment in the low teens in percentage terms drove the decrease, but were partially offset by cost reductions and the impact of several small acquisitions in the Optical Communications segment, improvements in manufacturing performance in the Display Technologies and Specialty Materials segments and lower acquisition-related and restructuring costs.  Additionally, our Emerging Innovation Group and Corning Pharmaceutical Technologies business added $26 million in gross margin dollars in 2015, reflecting the growing significance of new business development.

Selling, General and Administrative Expenses

In the year ended December 31, 2016, selling, general and administrative expenses decreased by $36 million when compared to the same period in 2015, driven primarily by the following items:

•	A decrease of $94 million in the loss on the mark-to-market of our defined benefit pension plans;
•	The positive impact of the change in the contingent consideration fair value adjustment of $43 million; and
•	The absence of $25 million of post-combination expenses incurred in 2015.

Partially offsetting these events were:

•	An increase of $59 million in acquisition-related costs primarily related to the realignment of our equity interest in Dow Corning and an acquisition completed in the second quarter of 2016;
•
An increase of $49 million in litigation, regulatory and other legal costs, driven by the resolution of an investigation by the U.S. Department of Justice and an environmental matter in the amount of $98 million, partially offset by the gain of $56 million on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation; and

•	Higher operating expenses in the Optical Communications, Environmental Technologies and Specialty Materials segments.

When compared to the same period in 2015, as a percentage of net sales, selling, general and administrative expenses decreased by 1%.

In the year ended December 31, 2015, selling, general and administrative expenses increased by $312 million when compared to the same period in 2014, driven primarily by the following items:

•	An increase of $133 million in our defined benefit pension plans mark-to-market loss;
•	The absence of the positive impact of a contingent consideration fair value adjustment of $249 million recorded in 2014; and
•	An increase in spending in the Optical Communications segment driven by several acquisitions completed in 2015.

Offsetting these increases somewhat were a decrease in variable compensation, lower spending in the Display Technologies and Specialty Materials segments and a decline in acquisition-related and post-combination expenses, which were higher last year due to additional costs incurred related to the acquisition of the remaining equity interests of Samsung Corning Precision Materials.

When compared to the same period in 2014, as a percentage of net sales, selling, general and administrative expenses in the year ended December 31, 2015 increased driven by lower net sales.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

In the year ended December 31, 2016, research, development and engineering expenses declined $27 million when compared to the same period in 2015 driven by the impact of a joint development agreement with a Display Technologies customer, offset partially by project development spending in the Optical Communications, Environmental Technologies and Specialty Materials segments.  As a percentage of net sales, research, development and engineering expenses remained consistent with the same period in 2015.

In the year ended December 31, 2015, research, development and engineering expenses decreased by $46 million when compared to the same period in 2014, driven by lower variable compensation and a decrease in the Display Technologies and Specialty Materials segments.  As a percentage of net sales, research, development and engineering expenses remained consistent with the same period in 2014.

Restructuring, Impairment, and Other Charges

Corning recorded restructuring, impairment, and other charges and credits in 2016 and 2014, which affect the comparability of our results for the periods presented.  Additional information on restructuring and asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements.  A description of those charges and credits follows:

2016 Activity

For the year ended December 31, 2016, we recorded charges of $77 million for employee related costs, asset disposals, and exit costs associated with restructuring activities with total cash expenditures of approximately $12 million.

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

Equity in Earnings of Affiliated Companies

The following provides a summary of equity earnings of affiliated companies (in millions):
	Years ended December 31,
	2016	2015	2014

Dow Corning Corporation (1)	$82	$281	$252
Hemlock Semiconductor Group (2)	212
All other	(10)	18	14
Total equity earnings	$284	$299	$266

(1)
Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.

(2)	Results include equity earnings for Hemlock Semiconductor Group beginning on June 1, 2016.

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning Corporation ("Dow Corning") pursuant to the Transaction Agreement announced on December 10, 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in Hemlock Semiconductor Group and approximately $4.8 billion in cash.

The equity in earnings line on our income statement for the year ended December 31, 2016 reflects both the equity earnings from the silicones and polysilicones (Hemlock Semiconductor) businesses of Dow Corning from January 1, 2016 through May 31, 2016, the closing date of the Transaction Agreement, and seven months of equity earnings from Hemlock Semiconductor Group.  Prior to the realignment of Dow Corning, equity earnings from the Hemlock Semiconductor business were reported on the equity in earnings line in Corning's income statement, net of Dow Corning's 35% U.S. tax.  Additionally, Corning reported its tax on equity earnings from Dow Corning on the tax provision line on its income statement at a U.S. tax provision rate of 7%.  As part of the realignment, Hemlock Semiconductor Group was converted to a partnership.  Each of the partners is responsible for the taxes on their portion of equity earnings.  Therefore, post-realignment, Hemlock Semiconductor Group's equity earnings is reported before tax on the equity in earnings line and Corning's tax is reported on the tax provision line.

Refer to Note 7 (Investments) to the consolidated financial statements for additional information.

Translated earnings contracts

Included in the line item Translated earnings contract (loss) gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, euro, New Taiwan dollar and Chinese yuan against the U.S. dollar and its impact on our net earnings.  The following table provides detailed information on the impact of our translated earnings contract losses and gains:
	Year ended December 31, 2016		Year ended December 31, 2015		Change 2016 vs. 2015
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gain, net	$201	$127	$653	$410	$(452)	$(283)
Unrealized (loss) gain	(649)	(409)	(573)	(362)	(76)	(47)
Total translated earnings contract (loss) gain	$(448)	$(282)	$80	$48	$(528)	$(330)

	Year ended December 31, 2015		Year ended December 31, 2014		Change 2015 vs. 2014
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gain, net	$653	$410	$274	$224	$379	$186
Unrealized (loss) gain	(573)	(362)	1,095	692	(1,668)	(1,054)
Total translated earnings contract gain (loss)	$80	$48	$1,369	$916	$(1,289)	$(868)

The gross notional value outstanding for our translated earnings contracts at December 31, 2016, 2015 and 2014 were as follows (in billions):
	Years ended December 31,
	2016	2015	2014
Japanese yen-denominated hedges	$14.9	$8.3	$9.8
South Korean won-denominated hedges	1.2	3.3	2.3
Euro-denominated hedges	0.3	0.3
Chinese yuan-denominated hedges	0.3
Total gross notional value outstanding	$16.7	$11.9	$12.1

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning's Income before income taxes in the year ended December 31, 2016 in the amount of $304 million when compared to 2015.  This impact was partially offset by the decrease in the realized gain from our foreign currency translation hedges related to translated earnings of $452 million.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and the related effective income tax rates were as follows (dollars in millions):
	Years ended December 31,
	2016	2015	2014
Benefit (provision) for income taxes	$3	$(147)	$(1,096)
Effective tax rate	(0.1)%	9.9%	30.7%

The effective income tax rate for 2016 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•
The tax-free nature of the realignment of our equity interest in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning's tax on Dow Corning's undistributed earnings as of the date of the transaction.

The effective income tax rate for 2015 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financials, net of tax;
•	$63 million tax expense for unrecognized tax benefit primarily for positions taken related to net transfer pricing adjustments (offset with benefit for competent authority relief); and
•	$100 million tax benefit primarily related to change in judgment on the realizability of deferred tax assets which is partially offset with tax expense from deferred tax allowance increases.

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of an immaterial amount of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested.  As of December 31, 2016, taxes have not been provided on approximately $12.6 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

We do not expect a material change to the amount of unrecognized tax benefits in the next 12 months.

Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income and per share data was as follows (in millions, except per share amounts):
	Years ended December 31,
	2016	2015	2014

Net income attributable to Corning Incorporated	$3,695	$1,339	$2,472
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$3,597	$1,241	$2,378
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$3,695	$1,339	$2,472
Basic earnings per common share	$3.53	$1.02	$1.82
Diluted earnings per common share	$3.23	$1.00	$1.73

Weighted-average common shares outstanding - basic	1,020	1,219	1,305
Weighted-average common shares outstanding - diluted	1,144	1,343	1,427

(1)	Refer to Note 18 (Earnings per Common Share) to the Consolidated Financial Statements for additional information.

Comprehensive Income

	Years ended December 31,
(In millions)	2016	2015	2014

Net income attributable to Corning Incorporated	$3,695	$1,339	$2,472

Foreign currency translation adjustments and other	(104)	(590)	(1,073)
Net unrealized (losses) gain on investments	(3)	1	(1)
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	241	121	(281)
Net unrealized gains (losses) on designated hedges	1	(36)	4
Other comprehensive income (loss), net of tax	135	(504)	(1,351)

Comprehensive income attributable to Corning Incorporated	$3,830	$835	$1,121

2016 vs. 2015
For the year ended December 31, 2016, comprehensive income increased by $2,995 million when compared to the same period in 2015, driven by an increase of $2,356 million in net income attributable to Corning Incorporated, the positive impact of the change in foreign currency translation adjustments and an increase in unamortized actuarial gains for postretirement benefit plans.

The decrease in the loss on foreign currency translation adjustments for the year ended December 31, 2016 in the amount of $486 million (after-tax) was driven by the following items:  1) the decrease in the loss on the translation of Corning's consolidated subsidiaries in the amount of $398 million, largely driven by the strengthening of the Japanese yen; and 2) the decrease in the loss in the translation of Corning's equity method investments in the amount of $88 million, driven by the realignment of our ownership interests in Dow Corning.

The increase in unamortized actuarial gains for postretirement benefit plans in the amount of $120 million (after-tax) is due to the following:  1) the decrease of $65 million related to the reclassification of actuarial gains to the income statement, largely due to higher pension asset returns; 2) an increase in actuarial losses of $3 million; and 3) a decrease of $188 million in unamortized losses related to our equity companies. The significant change was driven by the release of Dow Corning's unamortized actuarial loss, which was included in the gain on the realignment of our ownership interests in Dow Corning.

2015 vs. 2014
For the year ended December 31, 2015, comprehensive income decreased by $286 million when compared to the same period in 2014, driven by a decrease of $1,133 million in net income attributable to Corning Incorporated, offset by the positive impact of the change in foreign currency translation adjustments and the increase in unamortized gains for postretirement benefit plans.

The decrease in the loss on foreign currency translation adjustments for the year ended December 31, 2015 in the amount of $483 million (after-tax) was driven by the following items:  1) the decrease in the loss in the translation of Corning's consolidated subsidiaries in the amount of $334 million;  2) the decrease in the loss in the translation of Corning's equity method investments in the amount of $13 million; and 3) the absence of the reclassification of a gain to net income in 2014 in the amount of $136 million related to the acquisition of Samsung Corning Precision Materials.

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

See Note 13 (Employee Retirement Plans) and Note 17 (Shareholders' Equity) to the Consolidated Financial Statements for additional details.

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

Net sales, equity in earnings of affiliated companies and net income are adjusted to exclude the impacts of changes in the Japanese yen and the South Korean won, gains and losses on our translated earnings contracts, acquisition-related costs, certain discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management's discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP").  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  With respect to the Company's outlooks for future periods, it is not able to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of the Japanese yen and South Korean won against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company's control.  As a result, the Company is unable to provide outlook information on a GAAP basis.

See "Use of Non-GAAP Financial Measures" for details on core performance measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see "Reconciliation of Non-GAAP Measures" below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our operations follow (in millions):
	2016	2015	2014	% change
				16 vs. 15	15 vs. 14

Core net sales	$9,710	$9,800	$9,955	(1)%	(2)%
Core equity in earnings of affiliated companies	$250	$269	$310	(7)%	(13)%
Core earnings	$1,774	$1,882	$2,023	(6)%	(7)%

Core Net Sales

The following table presents core net sales by reportable segment (in millions):
	Years ended December 31,			% Change	% Change
	2016	2015	2014	16 vs. 15	15 vs. 14
Display Technologies	$3,556	$3,774	$4,092	(6)%	(8)%
Optical Communications	3,005	2,980	2,652	1%	12%
Environmental Technologies	1,032	1,053	1,092	(2)%	(4)%
Specialty Materials	1,124	1,107	1,205	2%	(8)%
Life Sciences	839	821	862	2%	(5)%
All Other	154	65	52	137%	25%
Total core net sales	$9,710	$9,800	$9,955	(1)%	(2)%

In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment's net sales are adjusted to remove the impact of translating yen into dollars.  As of January 1, 2015, we use an internally derived management rate of ¥99, which is closely aligned to our current yen-denominated hedges related to translated earnings, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

Core net sales decreased by $90 million in the year ended December 31, 2016 when compared to the same period in 2015.  Core net sales in the Display Technologies segment decreased by $218 million, or 6%, in the year ended December 31, 2016, driven by LCD glass price declines slightly higher than 10%, partially offset by an increase in volume of a mid-single digit percentage.

Core net sales decreased by $155 million to $9.8 billion in the year ended December 31, 2015 when compared to the same period in 2014.  The decline was driven by a decrease of $318 million in the Display Technologies segment primarily due to price declines in the low-teens on a percentage basis.  Although volume increased in the mid-single digits in percentage terms, growth was muted somewhat by weakness in demand for televisions, computer monitors and mobile computing products.

The translation impact from movements in foreign currency exchange rates in the years ended December 31, 2016 and 2015, excluding the Japanese yen and South Korean won, negatively affected core net sales in the amount of $39 million and $215 million, respectively, when compared to the prior years.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):
	2016	2015	2014	% change
				16 vs. 15	15 vs. 14

Dow Corning Corporation (1)	$98	$245	$287	(60)%	(15)%
Hemlock Semiconductor Group (2)	154
All other	(2)	24	23	(108)%	4%
Total core equity earnings	$250	$269	$310	(7)%	(13)%

(1)
Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.

(2)	Results include equity earnings for Hemlock Semiconductor Group beginning on June 1, 2016.

Core Earnings

2016 vs. 2015
In the year ended December 31, 2016, we generated core earnings of $1,774 million, or $1.55 per share, compared to $1,882 million, or $1.40 per share, in the year ended December 31, 2015.  The decrease was due to declines in the Display Technologies and Environmental Technologies segments.  Slightly offsetting the decline was higher core earnings in the Optical Communications segment, up $16 million, driven by higher sales volume in carrier network products, the favorable translation impact from movements in foreign currency exchange rates, excluding the Japanese yen and South Korean won, of $13 million and manufacturing efficiencies gained through cost reductions.

2015 vs.2014
In the year ended December 31, 2015, we generated core earnings of $1,882 million, or $1.40 per share, compared to $2,023 million, or $1.42 per share in the year ended December 31, 2014.  The decrease was due to lower core earnings in the Display Technologies, Environmental Technologies, Specialty Materials and Life Sciences segments, and the unfavorable translation impact from movements in foreign currency exchange rates, excluding the Japanese yen and South Korean won, of $57 million.  Slightly offsetting the decline is higher core earnings in the Optical Communications segment, up $61 million, driven by higher sales volume for both carrier network and enterprise network products, the favorable impact of several acquisitions completed this year and manufacturing efficiencies gained through cost reductions.

Included in core earnings for the years ended December 31, 2016, 2015 and 2014 is net periodic pension expense in the amount of $50 million, $62 million and $74 million, respectively, which excludes the annual pension mark-to-market adjustments.  In the years ended December 31, 2016, 2015 and 2014, the mark-to-market adjustments were a pre-tax loss of $67 million, $165 million and $29 million, respectively.  Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share
The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):
	2016	2015	2014
Core earnings attributable to Corning Incorporated	$1,774	$1,882	$2,023
Less: Series A convertible preferred stock dividend	98	98	94
Core earnings available to common stockholders - basic	1,676	1,784	1,929
Add: Series A convertible preferred stock dividend	98	98	94
Core earnings available to common stockholders - diluted	$1,774	$1,882	$2,023

Weighted-average common shares outstanding - basic	1,020	1,219	1,305
Effect of dilutive securities:
Stock options and other dilutive securities	9	9	12
Series A convertible preferred stock	115	115	110
Weighted-average common shares outstanding - diluted	1,144	1,343	1,427
Core basic earnings per common share	$1.64	$1.46	$1.48
Core diluted earnings per common share	$1.55	$1.40	$1.42

Reconciliation of Non-GAAP Measures
We utilize certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess our financial and operating performance.  A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure as calculated and presented in accordance with GAAP in the statement of income or statement of cash flows.

Core net sales, core equity in earnings of affiliated companies and core earnings are non-GAAP financial measures utilized by our management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in the Company's operations.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):
	Year ended December 31, 2016
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate (a)	Earnings per share
As reported	$9,390	$284	$3,692	$3,695	0%	$3.23
Constant-yen (1)	316	4	300	222		0.19
Constant-won (1)	4	(1)	(47)	(34)		(0.03)
Translated earnings contract loss (2)			448	282		0.25
Acquisition-related costs (3)			127	107		0.09
Discrete tax items and other tax-related adjustments (4)				(27)		(0.02)
Litigation, regulatory and other legal matters (5)			55	70		0.06
Restructuring, impairment and other charges (6)			199	138		0.12
Equity in earnings of affiliated companies (8)		(37)	(37)	(18)		(0.02)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(49)	(42)		(0.04)
Pension mark-to-market adjustment (11)			67	44		0.04
Gain on realignment of equity investment (12)			(2,676)	(2,676)		(2.34)
Taiwan power outage (13)			17	13		0.01

Core performance measures	$9,710	$250	$2,096	$1,774	15.4%	$1.55

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See "Items Excluded from GAAP Measures" below for the descriptions of the footnoted reconciling items.

	Year ended December 31, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate (a)	Earnings per share
As reported	$9,111	$299	$1,486	$1,339	9.9%	$1.00
Constant-yen (1)	687	6	567	423		0.31
Constant-won (1)	2	(2)	(25)	(19)		(0.01)
Translated earnings contract gain (2)			(80)	(48)		(0.04)
Acquisition-related costs (3)			55	36		0.03
Discrete tax items and other tax-related adjustments (4)				36		0.03
Litigation, regulatory and other legal matters (5)			5	3
Restructuring, impairment and other charges (6)			46	42		0.03
Equity in earnings of affiliated companies (8)		(34)	(34)	(33)		(0.02)
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(20)	(18)		(0.01)
Post-combination expenses (10)			25	16		0.01
Pension mark-to-market adjustment (11)			165	105		0.08

Core performance measures	$9,800	$269	$2,190	$1,882	14.1%	$1.40

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See "Items Excluded from GAAP Measures" below for the descriptions of the footnoted reconciling items.

	Year ended December 31, 2014
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate (a)	Earnings per share
As reported	$9,715	$266	$3,568	$2,472	30.7%	$1.73
Constant-yen (1)*	240	1	197	144		0.10
Constant-won (1)			37	26		0.02
Translated earnings contract gain (2)			(1,369)	(916)		(0.64)
Acquisition-related costs (3)			74	57		0.04
Discrete tax items and other tax-related adjustments (4)				240		0.17
Litigation, regulatory and other legal matters (5)			(1)	(2)
Restructuring, impairment and other charges (6)			86	66		0.05
Liquidation of subsidiary (7)				(3)
Equity in earnings of affiliated companies (8)		43	43	38		0.03
Gain on previously held equity investment (9)			(394)	(292)		(0.20)
Settlement of pre-existing contract (9)			320	320		0.22
Contingent consideration fair value adjustment (9)			(249)	(194)		(0.14)
Post-combination expenses (9)			72	55		0.04
Impacts from the acquisition of Samsung Corning Precision Materials (9)			(9)	(12)		(0.01)
Pension mark-to-market adjustment (11)			29	24		0.02

Core performance measures	$9,955	$310	$2,404	$2,023	15.8%	$1.42

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

*
In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See "Items Excluded from GAAP Measures" below for the descriptions of the footnoted reconciling items.

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

Constant-won:  Because a significant portion of Corning Precision Materials' costs are denominated in South Korean won, management believes it is important to understand the impact on core earnings from translating won into dollars.  Presenting results on a constant-won basis mitigates the translation impact of the South Korean won, and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts without the variability caused by the fluctuations caused by changes in the rate of this currency.  We use an internally derived management rate of ₩1,100, which is consistent with historical prior period averages of the won.

(2)	Translated earnings contract loss (gain): We have excluded the impact of the gains and losses of our translated earnings contracts for each period presented.
(3)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
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
(8)
Equity in earnings of affiliated companies:  These adjustments relate to items which do not reflect expected on-going operating results of our affiliated companies, such as restructuring, impairment and other charges and settlements under "take-or-pay" contracts.

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

(12)	Gain on realignment of equity investment: Gain recorded upon the completion of the strategic realignment of our ownership interest in Dow Corning.
(13)
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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as "All Other."  This group is primarily comprised of the results of Corning's Pharmaceutical Technologies business, our non-LCD glass business, new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment's net income.  We have allocated certain common expenses among our reportable segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  Our reportable segments include non-GAAP measures which are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for GAAP reporting measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see "Reconciliation of Non-GAAP Measures" above.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

Display Technologies

The following table provides net sales and net income for the Display Technologies segment and reconciles the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$3,238	$935	$3,086	$1,095	$3,851	$1,396
Constant-yen (1)*	316	222	686	419	240	142
Constant-won (1)	2	(33)	2	(17)		27
Translated earnings contract gain (2)		(127)		(416)		(290)
Acquisition-related costs (3)						37
Discrete tax items and other tax-related adjustments (4)						4
Restructuring, impairment and other charges (6)		44				40
Equity in earnings of affiliated companies (8)						6
Impacts from the acquisition of Samsung Corning Precision Materials (9)		(42)		(10)	1	(121)
Pension mark-to-market adjustment (11)		1		4		2
Taiwan power outage (13)		6
Core performance measures	$3,556	$1,006	$3,774	$1,075	$4,092	$1,243

*
In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See "Items Excluded from GAAP Measures" above for the descriptions of the footnoted reconciling items.

As Reported

2016 vs. 2015
Net sales in the Display Technologies segment increased by $--152 million, or 5%, in the year ended December 31, 2016 when compared to the same period in 2015, driven by the positive impact from the strengthening of the Japanese yen in the amount of $370 million and a mid-single digit percentage volume increase driven by growth in television screen size.  This increase was partially offset by LCD glass price declines slightly higher than 10%.

Net income in the Display Technologies segment decreased by $160 million, or 15%, in the year ended December 31, 2016 when compared to the same period in 2015.  This decrease was driven by the following items:

•	The impact of price declines slightly higher than 10%;
•	A decrease of $289 million in the realized gain from our yen and won-denominated currency hedges; and
•	An increase of $44 million in asset write-off expenses.

The decrease in net income was partially offset by the following items:

•	A mid-single digit percentage increase in volume;
•	An increase of $35 million in the gain on the fair value adjustment of the contingent consideration resulting from the acquisition of Corning Precision Materials;
•	Improvements in manufacturing efficiency; and
•	A decline in operating expenses.

The translation impact of fluctuations in foreign currency exchange rates positively impacted Display Technologies net income in the year ended December 31, 2016 in the amount of $213 million when compared to the same period in 2015.  This impact was more than offset by the decrease in the realized gain from our translated earnings contracts in the amount of $289 million.

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

Net income in the Display Technologies segment decreased by $301 million, or 22%, in the year ended December 31, 2015 when compared to the same period in 2014.  This decrease was driven by the following items:

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

The translation impact of fluctuations in foreign currency exchange rates negatively impacted Display Technologies net income in the year ended December 31, 2015 in the amount of $233 million when compared to the same period in 2014.  This impact was partially offset by the increase in the realized gain from our translated earnings contracts in the amount of $126 million.

Core Performance

2016 vs. 2015
Core net sales decreased by $218 million, or 6%, in the year ended December 31, 2016 when compared to the same period in 2015, driven by LCD glass price declines slightly higher than 10%, partially offset by a mid-single digit percentage volume increase.  Core earnings also decreased in this period, down $69 million, or 6%, driven by LCD glass price declines slightly higher than 10%, partially offset by a mid-single digit percentage volume increase, improvements in manufacturing efficiency and a decline in operating expenses.

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

Other Information

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan, South Korea, China and Taiwan.  In 2016, 2015 and 2014, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 65%, 62% and 61% of total segment sales in those years.  Our near-term sales and profitability would be impacted if any of these significant customers were unable to continue to purchase our products.

Corning has invested to expand capacity to meet the projected demand for LCD glass substrates.  In 2016, 2015 and 2014, capital spending in this segment was $464 million, $594 million and $492 million, respectively.

Outlook:
For full-year 2017, Corning expects the rate of growth in both retail market and glass demand to be in the mid-single digit percentages.  In the first quarter of 2017, the company expects Corning's volume to increase by mid-teen percentage year over year, and decline by mid-single digit percentage sequentially.  The company expects an overall favorable LCD glass price environment for the full year, with price declines more moderate than in 2016.

Optical Communications

The following table provides net sales and net income for the Optical Communications segment and reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$3,005	$245	$2,980	$237	$2,652	$194
Acquisition-related costs (3)		23		16		(2)
Litigation, regulatory and other legal matters (5)				13
Restructuring, impairment and other charges (6)		24		(1)		17
Liquidation of subsidiary (7)						(2)
Post-combination expenses (10)				16
Pension mark-to-market adjustment (11)		5				13
Core performance measures	$3,005	$297	$2,980	$281	$2,652	$220

See "Items Excluded from GAAP Measures" above for the descriptions of the footnoted items.

As Reported

2016 vs. 2015
In the year ended December 31, 2016, net sales of the Optical Communications segment increased $25 million, or 1%, when compared to the same period in 2015, driven by an increase in carrier network sales.  The sales increase was driven by fiber-to-the-home products in North America, higher sales of optical fiber and the impact of an acquisition completed in the second quarter of 2016.  These increases were partially offset by production issues related to the implementation of new manufacturing software, which constrained our ability to manufacture product in the first half of 2016.  Production returned to normal levels at the end of the second quarter.  The translation impact from movements in foreign currency exchange rates in 2016 negatively impacted Optical Communications net sales in the amount of $8 million, when compared to the same period in 2015.

Net income in the Optical Communications segment increased $8 million, or 3%, in the year ended December 31, 2016 when compared to the same period in 2015.  The increase was driven by cost reductions and the continuation of the favorable shift toward sales of our solutions products, partially offset by the impact of the production issues described above, costs incurred related to a small acquisition completed in the second quarter of 2016 and restructuring and asset write-off expenses.  Movements in foreign exchange rates positively impacted net income in the amount of $12 million when compared to 2015.

2015 vs. 2014
In the year ended December 31, 2015, net sales of the Optical Communications segment increased by $328 million, or 12%, when compared to the same period in 2014, driven by an increase in both carrier network and enterprise network products.  Carrier networks increased by $158 million, driven by higher sales of fiber-to-the-home and cable products in North America and the impact of recent acquisitions, offset somewhat by lower sales of wireless products and fiber and cable products in Europe.  Sales declined in Europe driven by lower volume and the negative impact of movements in the euro exchange rate versus the U.S. dollar.  Enterprise network sales grew by $170 million, primarily due to the impact of an acquisition completed in 2015 and an increase in data center product sales.  The translation impact from movements in foreign currency exchange rates in 2015 negatively impacted Optical Communications net sales in the amount of $101 million when compared to the same period in 2014.

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

Core Performance

2016 vs. 2015
Core earnings increased $16 million, or 6%, in the year ended December 31, 2016, driven by higher sales of our solutions products and cost reductions, partially offset by the impact of the production issues described above.  Movements in foreign exchange rates positively impacted core earnings in the amounts of $12 million when compared to 2015.

2015 vs. 2014
In the year ended December 31, 2015, core earnings increased by $61 million, or 28%, driven by higher sales volume for both carrier network and enterprise network products and manufacturing efficiencies gained through cost reductions, offset somewhat by price declines.

The Optical Communications segment has a concentrated customer base.  In the year ended December 31, 2016, one customer, which individually accounted for more than 10% of segment net sales, accounted for 15% of total segment net sales.  In the year ended December 31, 2015, two customers, which individually accounted for more than 10% of segment net sales, accounted for 22% of total segment net sales.  In the year ended December 31, 2014, one customer, which individually accounted for more than 10% of segment net sales, accounted for 11% of total segment net sales.

Outlook:
In the first quarter of 2017, year-over-year Optical Communications sales growth is expected to be at least 25%.  Full-year 2017 sales are expected to increase by a low-teens percentage over 2016.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,032	$133	$1,053	$161	$1,092	$178
Restructuring, impairment and other charges (6)		3
Pension mark-to-market adjustment (11)						5
Core performance measures	$1,032	$136	$1,053	$161	$1,092	$183

See "Items Excluded from GAAP Measures" above for the descriptions of the footnoted items.

As Reported

2016 vs. 2015
Net sales in the Environmental Technologies segment decreased by $21 million, or 2%, in the year ended December 31, 2016 when compared to the same period in 2015, driven by a decrease of $78 million in sales of diesel products due to the weakening of the heavy-duty diesel truck market in North America, offset partially by an increase of $57 million in light-duty substrates sales, driven by strength in the North American, European and Chinese markets.  Net income decreased by $28 million, or 17%, driven by lower sales of heavy-duty diesel products and our investment in capacity for our gas particulate filters.  Movements in foreign exchange rates versus the U.S. dollar negatively impacted net sales and net income in this segment in the amounts of $22 million and $8 million, respectively, in the year ended December 31, 2016, when compared to the same period in 2015.

2015 vs. 2014
In the year ended December 31, 2015, net sales of this segment decreased by $39 million, or 4%, when compared to the same period in 2014.  Sales of automotive light-duty substrates declined driven almost entirely by the negative impact of movements in the euro exchange rate versus the U.S. dollar, partially offset by higher volume in North America and Europe.  Sales of diesel products also declined in these periods, driven by lower sales of light-duty diesel products in Europe and the negative impact of the movements in the euro exchange rate, partially offset by higher volume for heavy-duty diesel.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net sales in the Environmental Technologies segment in 2015 in the amount of $57 million when compared to the same period in 2014.

Net income declined in the year ended December 31, 2015 by $17 million, or 10%, when compared to the same period in 2014, driven predominantly by lower sales, the unfavorable impact of the depreciation of the euro versus the U.S. dollar and facility expansion costs to support growth in China.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net income in the Environmental Technologies segment in the amount of $21 million in the year ended December 31, 2015 when compared to the same period in 2014.

Core Performance

2016 vs. 2015
Core earnings decreased by $25 million, or 16%, in the year ended December 31, 2016, driven by the items impacting our "As Reported" results described above.

2015 vs. 2014
Core earnings declined by $22 million, or 12%, in the year ended December 31, 2015, when compared to the same period in 2014, driven predominantly by lower sales, the unfavorable impact of the depreciation of the euro versus the U.S. dollar and facility expansion costs to support growth in China.  The translation impact from movements in foreign currency exchange rates versus the U.S. dollar, primarily the euro, negatively impacted net income in the Environmental Technologies segment in the amount of $21 million in the year ended December 31, 2015 when compared to the same period in 2014.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.  For 2016, 2015 and 2014, net sales to three customers, which individually accounted for more than 10% of segment sales, accounted for 85%, 86% and 88%, respectively, of total segment sales.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:
For the first quarter of 2017, year-over-year segment sales are expected to be consistent to down slightly.  Full-year 2017 sales are expected to be consistent to up slightly from last year with continued strength in the automotive market and lower demand for heavy-duty diesel products.  Sales of the company's new gas particulate filters are expected to begin during the second half of 2017.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,124	$174	$1,107	$167	$1,205	$138
Constant-yen (1)*		(1)		(6)		(3)
Constant-won (1)		(2)		(2)
Translated earnings contract loss (gain) (2)				5		14
Acquisition-related costs (3)						(1)
Restructuring, impairment and other charges (6)		15		14		12
Taiwan power outage (13)		3
Core performance measures	$1,124	$189	$1,107	$178	$1,205	$160

*
In the first quarter of 2015, we changed the yen-to-dollar management rate from ¥93 to ¥99 to closely align with the yen-denominated hedges entered into for the years 2015 through 2017.  Prior periods presented have been recast based on the new rate.

See "Items Excluded from GAAP Measures" above for the descriptions of the footnoted items.

As Reported

2016 vs. 2015
Net sales in the Specialty Materials segment increased by $17 million, or 2%, in the year ended December 31, 2016 when compared to the same period in 2015, driven by an increase in sales of Corning Gorilla Glass 5 and advanced optics products.  Although Corning Gorilla Glass sales were lower in the first three quarters of 2016, sales in the fourth quarter of 2016 increased approximately 22% over the same period last year, led by the rapid adoption of Corning Gorilla Glass 5.  Net income increased by $7 million, or 4%, driven by manufacturing cost reductions, higher advanced optics sales and the impact of Gorilla Glass 5, offset slightly by higher research and development costs.  Movements in foreign exchange rates did not materially impact net sales and net income in the Specialty Materials segment in the twelve months ended December 31, 2016 when compared to the same period in 2015.

2015 vs. 2014
Net sales for the year ended December 31, 2015 decreased by $98 million, or 8%, when compared to the same period in 2014, primarily due to lower sales of advanced optics products.  This decline was driven by weakness in the semiconductor industry, delays in a large aerospace and defense program and the depreciation of the euro versus the U.S. dollar.  The translation impact from movements in foreign currency exchange rates negatively impacted net sales in the Specialty Materials segment in the amount of $12 million in 2015 when compared to the same period in 2014.

When compared to the same period in 2014, the increase in net income of $29 million, or 21%, in the year ended December 31, 2015 was driven by an increase in Corning Gorilla Glass volume, improvements in manufacturing efficiency and lower operating expenses gained through cost reductions, offset somewhat by a decrease in sales of advanced optics products.  The translation impact from movements in foreign currency exchange rates did not significantly impact net income of this segment in 2015 when compared to the same period in 2014.

Core Performance

2016 vs. 2015
Core earnings in the twelve months ended December 31, 2016 increased by $11 million, or 6%, driven primarily by cost reductions and an increase in advanced optics and Gorilla Glass 5 sales, offset slightly by higher research and development costs.

2015 vs. 2014
When compared to the same period last year, core earnings increased by $18 million, or 11%, in the year ended December 31, 2015, driven by an increase in Corning Gorilla Glass volume, improvements in manufacturing efficiency and lower operating expenses gained through cost reductions, offset somewhat by a decrease in sales of advanced optics products.

For 2016, 2015 and 2014, three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 56%, 56% and 51%, respectively, of total segment sales.

Outlook:
In the first quarter of 2017, year-over-year segment sales growth is expected to be in the high-teen percentages.  The company expects full-year 2017 segment sales to increase, with the rate of growth dependent on the timing and extent of customers deploying Gorilla Glass 5 and other Corning innovations.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment and reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):
	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$839	$58	$821	$61	$862	$67
Acquisition-related costs (3)		12		12		14
Restructuring, impairment and other charges (6)		7				2
Core performance measures	$839	$77	$821	$73	$862	$83

See "Items Excluded from GAAP Measures" above for the descriptions of the footnoted items.

As Reported

2016 vs. 2015
Net sales in the Life Sciences segment increased by $18 million, or 2%, in the year ended December 31, 2016 when compared to the same period in 2015, driven by volume growth in North America, China and Europe, slightly offset by the impact of movements in foreign exchange rates in the amount of $11 million.  Net income declined by $3 million, or 5%, driven by asset write-offs and exit costs and the impact of movements in foreign exchange rates of $7 million, offset slightly by higher volume.

2015 vs. 2014
Net sales for the year ended December 31, 2015 decreased by $41 million, or 5%, when compared to the same period in 2014, due to the negative impact of the strengthening of the U.S. dollar versus foreign currencies, which negatively impacted net sales by $43 million.  Net income in the Life Sciences segment declined by $6 million, or 9%, when compared to the same period in 2014, with the negative impact from movements in foreign exchange rates in the amount of $14 million more than offsetting improvements in manufacturing efficiency.

Core Performance

2016 vs. 2015
In the year ended December 31, 2016, core earnings in the Life Sciences segment increased by $4 million, or 5%, when compared to the same period last year, with higher volume more than offsetting the negative impact from movements in foreign exchange rates.

2015 vs. 2014
In the year ended December 31, 2015, core earnings in the Life Sciences segment declined by $10 million, or 12%, when compared to the same period in 2014, with the negative impact from movements in foreign exchange rates more than offsetting improvements in manufacturing efficiency.

For 2016, 2015 and 2014, two customers in the Life Sciences segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 46%, 46% and 45%, respectively, of total segment sales.

Outlook:
The Life Sciences segment is expected to have low-single-digit percentage sales growth for first-quarter and full-year 2017, ahead of forecasted market growth rates.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as "All Other."  This group is primarily comprised of the results of Corning's Pharmaceutical Technologies business, our non-LCD glass business, new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):
				% change
As Reported	2016	2015	2014	16 vs. 15	15 vs. 14

Net sales	$152	$64	$53	138	21
Research, development and engineering expenses	$191	$186	$177	3	5
Equity earnings of affiliated companies	$(6)	$17	$18	(135)	(6)
Net loss	$(240)	$(202)	$(198)	(19)	(2)

2016 vs. 2015
The increase in net sales of this segment in the year ended December 31, 2016 reflects the impact of an acquisition in the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015 and an increase in sales in our emerging businesses.  The increase in the net loss of this segment was driven by asset write-offs in emerging businesses, offset slightly by the addition of the Corning Pharmaceutical Technologies business net income.

2015 vs. 2014
The increase in net sales of this segment in the year ended December 31, 2015 reflects the impact of an acquisition in the Corning Pharmaceutical Technologies business completed in the fourth quarter of 2015 and an increase in sales in our emerging businesses.  The slight increase in the net loss of this segment was driven by a goodwill impairment loss of $29 million, offset by higher net income in the pharmaceutical technologies and Corning Precision Materials' non-LCD glass businesses.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items impacted Corning's financing and capital structure during 2016 and 2015:

2016
•
In the third quarter of 2016, Corning's Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.  Corning did not have outstanding commercial paper at December 31, 2016.

2015
•
In the second quarter of 2015, we issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.  The net proceeds of $745 million will be used for general corporate purposes.  We can redeem these notes at any time, subject to certain customary terms and conditions.

Common Stock Dividends

On February 3, 2016, Corning's Board of Directors declared a 12.5% increase in the Company's quarterly common stock dividend, which increased the quarterly dividend from $0.12 to $0.135 per share of common stock, beginning with the dividend to be paid in the first quarter of 2016.  The Company paid four quarterly dividends of $0.135 during the year ended December 31, 2016 and paid four quarterly dividends of $0.12 during the year ended December 31, 2015.

On February 1, 2017, Corning's Board of Directors declared a 14.8% increase in the Company's quarterly common stock dividend, which increased the quarterly dividend from $0.135 to $0.155 per share of common stock, beginning with the dividend to be paid in the first quarter of 2017.  This increase marks the sixth dividend increase since October 2011.

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

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company's Board of Directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning's common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2016, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the acquisition of Samsung Corning Precision Materials, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

Customer Deposits

In December 2015, Corning announced that with the support of the Hefei government it will locate a Gen 10.5 glass manufacturing facility in the Hefei XinZhan General Pilot Zone in Anhui Province, China.  Glass substrate production from the new facility is expected to support mass production of LCD panels for large-size televisions beginning in 2018.

As part of this investment, Corning and a Chinese customer have entered into a long-term supply agreement that commits the customer to the purchase of Gen 10.5 glass substrates from the Corning manufacturing facility in Hefei.  This agreement stipulates that the customer will provide a non-refundable cash deposit in the amount of approximately $400 million to Corning to secure rights to an amount of glass that is produced by Corning over the next 10 years.  Corning has collected the full amount of this deposit, adjusted for foreign exchange movements, receiving $185 million of this deposit in 2016 and $197 million in 2015.  As glass is shipped to the customer, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2016 and 2015, there were no credit memoranda issued.

Capital Spending

Capital spending totaled $1.1 billion in 2016, slightly below the amount spent in 2015.  Spending in our Display Technologies and Optical Communications segments represented 41% and 22%, respectively.  We expect our 2017 capital expenditures to be approximately $1.5 billion, driven by expansions related to the Gen 10.5 glass manufacturing facility in China, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment and investment to support general business growth in the Optical Communications and Specialty Materials segments.

Cash Flows

Summary of cash flow data (in millions):
	Years ended December 31,
	2016	2015	2014

Net cash provided by operating activities	$2,521	$2,809	$4,709
Net cash provided by (used in) investing activities	$3,662	$(685)	$(962)
Net cash used in financing activities	$(5,306)	$(2,603)	$(2,586)

2016 vs. 2015
Net cash provided by operating activities decreased $288 million in the year ended December 31, 2016 when compared to 2015, driven largely by a decrease in net income excluding non-cash gains, an increase in accounts receivable in the Optical Communications and Specialty Materials segments, up $81 and $70 respectively, partially offset by an increase in accounts payable and other current liabilities.  A decrease of $58 million in dividends received from equity affiliates, driven by the strategic realignment of our ownership interest in Dow Corning, also negatively impacted cash flow from operations.

Net cash provided by investing activities increased substantially, up $4,347 million, in the year ended December 31, 2016 when compared to 2015, driven by $4,818 million in cash received upon the realignment of Dow Corning, a decrease of $120 million in capital expenditures and a decrease of $399 million in acquisition spending, partially offset by a decrease of $452 million in realized gains on our translated earnings contracts.

Net cash used in financing activities in the year ended December 31, 2016 increased $2,703 when compared to 2015, driven by an increase of $999 million in share repurchases, the repayment of $481 million of commercial paper outstanding in 2015 and the absence of cash received from the issuance of long-term debt in the amount of $745 million in the third quarter of 2015.

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

Net cash used in investing activities decreased in the year ended December 31, 2015, when compared to the same period last year, due to net liquidations of short-term investments and an increase in realized gains on our translated earnings contracts, offset by higher capital spending and several acquisitions that were completed in 2015.

Net cash used in financing activities in the year ended December 31, 2015 increased slightly when compared to the same period last year, driven by an increase in share repurchases and the absence of cash received from the issuance of preferred stock, offset by proceeds received from the issuance of long-term debt and commercial paper.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our largest single pension plan is Corning's U.S. qualified plan.  At December 31, 2016, this plan accounted for 77% of our consolidated defined benefit pension plans' projected benefit obligation and 86% of the related plans' assets.

We have historically contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements.  In 2016, we made voluntary cash contributions of $73 million to our domestic defined benefit pension plan and $16 million to our international pension plans.  In 2015, we made voluntary cash contributions of $65 million to our domestic defined benefit pension plan and $35 million to our international pension plans.  We are not subject to any mandatory contributions in 2017, and do not anticipate making voluntary cash contributions to our U.S. qualified pension plan.  We anticipate contributing up to $23 million to our international pension plans in 2017.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Restructuring

For the year ended December 31, 2016, we recorded charges of $77 million for employee related costs, asset disposals, and exit costs associated with some minor restructuring activities in all of the segments with total cash expenditures of approximately $12 million.

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

Refer to Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):
	December 31,
	2016	2015

Working capital	$6,297	$5,455
Current ratio	3.3:1	2.9:1
Trade accounts receivable, net of allowances	$1,481	$1,372
Days sales outstanding	54	55
Inventories	$1,471	$1,385
Inventory turns	3.8	4.0
Days payable outstanding (1)	45	42
Long-term debt	$3,646	$3,890
Total debt to total capital	18%	19%

(1)	Includes trade payables only.

Credit Ratings

As of February 6, 2017, our credit ratings were as follows:
RATING AGENCY	Rating long-term debt	Outlook last update

Standard & Poor's	BBB+	Stable
October 27, 2015

Moody's	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity

We ended the fourth quarter of 2016 with approximately $5.3 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted.  Although approximately 62% of the consolidated amount was held outside of the United States at December 31, 2016, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

It is our policy to manage our exposure to changes in interest rates.  To manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  We are currently party to two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes.  On July 20, 2016, Corning's Board of Directors approved an increase to the allowable maximum aggregate principal amount outstanding at any time from $1 billion to $2 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The Company's $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  Corning did not have outstanding commercial paper at December 31, 2016.

Share Repurchases

During 2014, Corning repurchased 98.1 shares for approximately $2 billion through an accelerated share repurchase agreement and open market repurchases as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning's acquisition of Samsung Corning Precision Materials on January 15, 2014 (the "March 2014 Repurchase Program").

During 2015, Corning repurchased 167 million shares for approximately $3.25 billion through an accelerated share repurchase agreement and open market repurchases as part of a repurchase program authorized by Corning's Board of Directors in December 2014 (the "December 2014 Repurchase Program") and repurchase programs authorized by Corning's Board of Directors in July 2015 and October 2015 (the "2015 Repurchase Programs").

During 2016, Corning repurchased 197.1 million shares for approximately $4.2 billion through an accelerated share repurchase agreement and open market repurchases as part of the 2015 Repurchase Programs.

Refer to Note 17 (Shareholders' Equity) to the Consolidated Financial Statements for additional information.

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

Our major source of funding for 2017 and beyond will be our operating cash flow and our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, share repurchase programs, acquisitions, the asbestos litigation, research and development, capital expenditures, scheduled debt repayments and dividend payments.

Corning also has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At December 31, 2016, our leverage using this measure was 18% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of December 31, 2016, we were in compliance with all such provisions.

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

Translated Earnings Contracts

In the first quarter of 2013, Corning executed a series of purchased collars that expired quarterly across a two-year period to hedge its translation exposure resulting from movements in the Japanese yen against the U.S. dollar.  Beginning in the second quarter of 2013 and continuing throughout 2015, Corning entered into a series of zero cost average rate collars and average rate forwards to hedge the translation impact of Japanese yen on Corning's projected 2015, 2016 and 2017 net income.  Additionally, in January 2016, Corning extended its foreign exchange hedging program to hedge a significant portion of its projected yen exposure for the period 2018 through 2022.  In the year ended December 31, 2016, we recorded a pre-tax net loss of $459 million, and in the years ended December 31, 2015 and 2014, we recorded pre-tax net gains of $113 million and $1,406 million, respectively, related to changes in the fair value of these derivative instruments.  Included in these amounts are realized gains of $207 million, $686 million and $280 million, respectively.  The gross notional value outstanding for purchased collars and average rate forwards which hedge our exposure to the Japanese yen at December 31, 2016, 2015 and 2014 was $14.9 billion, $8.3 billion and $9.8 billion, respectively.

We have entered into zero-cost collars and average rate forwards to hedge our translation exposure resulting from movements in the South Korean won and its impact on our net earnings.  In the year ended December 31, 2016, we recorded a pre-tax net gain of $7 million, and the years ended December 31, 2015 and 2014, we recorded a pre-tax net loss of $36 million and $37 million, respectively, related to changes in the fair value of these instruments.  Included in these amounts are realized losses of $7 million, $33 million and $6 million, respectively.  These instruments had a gross notional value outstanding at December 31, 2016, 2015 and 2014 of $1.2 billion, $3.3 billion and $2.3 billion, respectively.

We have entered into a portfolio of zero-cost collars and average rate forwards to hedge against our euro translation exposure.  In the fourth quarter of 2016, the zero-cost collars expired.  In the years ended December 31 2016 and 2015, we recorded net pre-tax gains of $15 million and $3 million, respectively.  At December 31, 2016, the euro-denominated average rate forwards had a gross notional amount of $278 million, and at December 31, 2015, the zero-cost collars and average rate forwards had a gross notional value of $345 million.

In 2016, we entered into a portfolio of average rate forwards to hedge against our translation exposure resulting from movements in the Chinese yuan and the New Taiwan dollar ("TWD").  These instruments begin settling in the first quarter of 2017.  In the year ended December 31 2016, we recorded a net pre-tax unrealized loss of $11 million on the yuan-denominated translation hedges.  At December 31, 2016, the yuan-denominated average rate forwards had a gross notional amount of $275 million, and the TWD average rate forwards had a gross notional value of $56 million.

These purchased collars, zero-cost collars, zero cost average rate collars and average rate forwards are not designated as accounting hedges, and changes in their fair value are recorded in earnings in the translated earnings contract (loss) gain, net line of the Consolidated Statements of Income.

Off Balance Sheet Arrangements

Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which Corning has an obligation to the entity that is not recorded in our consolidated financial statements.

Corning's off balance sheet arrangements include guarantee contracts.  At the time a guarantee is issued, the Company is required to recognize a liability for the fair value or market value of the obligation it assumes.  In the normal course of our business, we do not routinely provide significant third-party guarantees.  Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones.  These guarantees have various terms, and none of these guarantees are individually significant.

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

Corning has identified eleven entities that qualify as a variable interest entity.  These entities are not considered to be significant to Corning's consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

Contractual Obligations

The amounts of our obligations follow (in millions):
		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$178	$102	$2		$74
Stand-by letters of credit (1)	51	44		$1	6
Credit facility to equity company	30	30
Loan guarantees	8		1		7
Subtotal of commitment expirations per period	$267	$176	$3	$1	$87

Purchase obligations (6)	$231	$127	$81	$20	$3
Capital expenditure obligations (2)	378	378
Total debt (3)	3,557	250	625	362	2,320
Interest on long-term debt (4)	2,222	162	299	259	1,502
Capital leases and financing obligations	359	6	8	10	335
Imputed interest on capital leases and financing obligations	231	18	36	36	141
Minimum rental commitments	545	68	111	76	290
Amended PCC Plan (7)	290	70	85	85	50
Uncertain tax positions (5)	48
Subtotal of contractual obligation payments due by period (5)	$7,861	$1,079	$1,245	$848	$4,641
Total commitments and contingencies (5)	$8,128	$1,255	$1,248	$849	$4,728

(1)	At December 31, 2016, $39 million of the $51 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains/losses and bond discounts.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2016, $48 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when any of that amount will become payable.
(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.
(7)	See Note 7 (Investments) to the Consolidated Financial Statements for additional details.

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

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2016 and 2015, Corning had accrued approximately $43 million (undiscounted) and $37 million (undiscounted), respectively, for its estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium.  These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process over a very long useful life.  Precious metals are reviewed for impairment as part of our assessment of long-lived assets.  This review considers all of the Company's precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity.  Precious metals are only acquired to support our operations and are not held for trading or other non-manufacturing related purposes.

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

For long-lived assets, when impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets' carrying value to determine if the asset group is recoverable.  This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the assets to be held and used.  Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production.  If there is an impairment, a loss is recorded to reflect the difference between the assets' fair value and carrying value.  This may require judgment in estimating future cash flows and relevant discount rates and residual values in estimating the current fair value of the impaired assets to be held and used.

For an asset group that fails the test of recoverability, the estimated fair value of long-lived assets is determined using an "income approach" that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and also considers the fair market value of all precious metals.  We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  If there is an impairment, a loss is recorded to reflect the difference between the assets' fair value and carrying value.  Our estimates are based upon our historical experience, our commercial relationships, and available external information about future trends.  We believe fair value assessments are most sensitive to market growth and the corresponding impact on volume and selling prices and that these are also more subjective than manufacturing cost and other assumptions.  The Company believes its current assumptions and estimates are reasonable and appropriate.

At December 31, 2016 and December 31, 2015, the carrying value of precious metals was higher than the fair market value by $890 million and $976 million, respectively.  The majority of these precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

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

Corning has recorded goodwill in the Display Technologies, Optical Communications, Specialty Materials, Life Sciences and All Other operating segments.  On a quarterly basis, management performs a qualitative assessment of factors in each reporting unit within these operating segments to determine whether there have been any triggering events.  The two-step impairment test is required only if we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount.  We perform a detailed, two-step process every three years if no indicators suggest a test should be performed in the interim.  We use this calculation as quantitative validation of the step-zero qualitative process that is performed during the intervening periods and does not represent an election to perform the two-step process in place of the step-zero review.

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

Our two-step goodwill recoverability assessment is based on our annual strategic planning process.  This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows.  Our valuation method is an "income approach" using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.  Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

Display Technologies

Goodwill for the Display Technologies segment is tested at the reporting unit level, which is also the operating segment level consisting of two components.  For the purposes of the annual goodwill impairment assessment, we have aggregated these two components into one reporting unit based upon their similar economic characteristics.  On a quarterly basis in 2016, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Display Technologies reporting unit's fair value is less than its carrying amount.

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

Optical Communications

Goodwill for the Optical Communications segment is tested at the reporting unit level, which is also the operating segment level consisting of two components.  For the purposes of the annual goodwill impairment assessment, we have aggregated these two components into one reporting unit based upon their similar economic characteristics.  On a quarterly basis in 2016, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Optical Communications reporting unit's fair value is less than its carrying amount.

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

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the reporting unit level, which is one level below an operating segment, as the goodwill is the result of transactions associated with a certain business within this operating segment.  On a quarterly basis in 2016, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Specialty Materials reporting unit's fair value is less than its carrying amount.

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

Life Sciences

Goodwill for the Life Sciences segment is tested at the reporting unit level, which is also the operating segment level.  On a quarterly basis in 2016, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Life Sciences reporting unit's fair value is less than its carrying amount.

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

All Other

All Other segment is comprised of various operating segments and corporate investments that do not meet the quantitative threshold for separate reporting.  Goodwill for the All Other segment is tested at the reporting unit level, which is also the operating segment level.  For the purposes of the annual goodwill impairment assessment, we have identified two reporting units in this segment that require an assessment of their goodwill.  On a quarterly basis in 2016, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the reporting units' fair value is less than the carrying amount.

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

Equity method investments

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning pursuant to the Transaction Agreement announced on December 10, 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in Hemlock Semiconductor Group and approximately $4.8 billion in cash.

The equity in earnings line on our income statement for the year ended December 31, 2016 reflects both the equity earnings from the silicones and polysilicones (Hemlock Semiconductor) businesses of Dow Corning from January 1, 2016 through May 31, 2016, the closing date of the Transaction Agreement, and seven months of equity earnings from Hemlock Semiconductor Group.  Prior to the realignment of Dow Corning, equity earnings from the Hemlock Semiconductor business were reported on the equity in earnings line in Corning's income statement, net of Dow Corning's 35% U.S. tax.  Additionally, Corning reported its tax on equity earnings from Dow Corning on the tax provision line on its income statement at a U.S. tax provision rate of 7%.  As part of the realignment, Hemlock Semiconductor Group was converted to a partnership.  Each of the partners is responsible for the taxes on their portion of equity earnings.  Therefore, post-realignment, Hemlock Semiconductor Group's equity earnings is reported before tax on the equity in earnings line and Corning's tax is reported on the tax provision line.

At December 31, 2016 and 2015, the carrying value of our equity method investments was $269 million and $1.9 billion, respectively.  We review our equity method investments for indicators of impairment on a periodic basis or if events or circumstances change to indicate the carrying amount may be other-than-temporarily impaired.  When such indicators are present, we then perform an in-depth review for impairment.  An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  As of December 31, 2016 and 2015, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

Fair value measures

As required, Corning uses two kinds of inputs to determine the fair value of assets and liabilities: observable and unobservable.  Observable inputs are based on market data or independent sources, while unobservable inputs are based on the Company's own market assumptions.  Once inputs have been characterized, we prioritize the inputs used to measure fair value into one of three broad levels.  Characterization of fair value inputs is required for those accounting pronouncements that prescribe or permit fair value measurement.  In addition, observable market data must be used when available and the highest-and-best-use measure should be applied to non-financial assets.  Corning's major categories of financial assets and liabilities required to be measured at fair value are short-term and long-term investments, certain pension asset investments and derivatives.  These categories use observable inputs only and are measured using a market approach based on quoted prices in markets considered active or in markets in which there are few transactions.

Derivative assets and liabilities may include interest rate swaps and forward exchange contracts that are measured using observable quoted prices for similar assets and liabilities.  Included in our forward exchange contracts are foreign currency hedges that hedge our translation exposure resulting from movements in the Japanese yen, South Korean won, euro, New Taiwan dollar and Chinese yuan.  These contracts are not designated as accounting hedges, and changes in their fair value are recorded in earnings in the translated earnings contract (loss) gain, net line of the Consolidated Statements of Income.  In arriving at the fair value of Corning's derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction.  Amounts related to credit risk are not material.

Refer to Note 16 (Fair Value Measurements) to the Consolidated Financial Statements for additional information.

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

Pension and other postretirement employee benefits (OPEB)

Corning offers employee retirement plans consisting of defined benefit pension plans covering certain domestic and international employees and postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents.  The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care trend rates.  The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning's employee pension and other postretirement obligations, and current and future expense.

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

Costs for our OPEB plans consist of on-going costs recognized quarterly, and are comprised of service and interest costs, amortization of prior service costs and amortization of actuarial gains and losses.  We recognize the actuarial gains and losses resulting from changes in actuarial assumptions for discount rates as a component of Stockholders' Equity on our consolidated balance sheets on an annual basis and amortize them into our operating results over the average remaining service period of employees expected to receive benefits under the plans, to the extent such gains and losses are outside of the corridor.

Prior to the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning used the traditional, single weighted-average discount rate approach to develop the obligation, interest cost and service cost components of net periodic benefit cost for its defined benefit pension and OPEB plans.  The individual spot rates from the yield curve are used in measuring the pension plan projected benefit obligation (PBO) or OPEB plan accumulated postretirement benefit obligation (APBO) at the measurement date.  The benefit obligation is effectively calculated as the aggregate present value at the measurement date of each future benefit payment related to past service, with each payment discounted using a spot rate from a high-quality corporate bond yield curve that matches the duration of the benefit payment.  Under Corning's traditional, single weighted-average discount rate approach, a single weighted-average rate is developed from the approach described above and rounded to the nearest 25 basis points.  Traditionally, the weighted-average discount rate is determined at the plan measurement date, based on the same projected future benefit payments used in developing the benefit obligation.  The traditional single weighted-average discount rate represents the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the benefit obligation.

Beginning with the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning changed its methodology of determining the service and interest cost components of net periodic pension and other postretirement benefit costs to a more granular approach.  Under the new approach, the cash flows from each applicable pension and OPEB plan are used to directly calculate the benefit obligation, service cost and interest cost using the spot rates from the applicable yield curve.

Moving to a more granular approach has a limited impact on the determination of the respective benefit obligations.  The only impacts are as a result of the elimination of the rounding of the discount rate that occurred in the traditional approach and the use of specific cash flows for Corning's non-qualified pension plans, while separately applying the yield curve to each separate OPEB plan instead of aggregating the OPEB plan cash flows.  This change will result in a decrease in the interest cost and service cost components of net periodic pension and OPEB costs.  For the year ended December 31, 2017, net periodic pension and OPEB costs will be lower by approximately $23 million and $5 million, respectively, due to this change.  For Corning's pension plans, this change will increase the immediate recognition of actuarial losses (or decrease the immediate recognition of actuarial gains), due to Corning's previous election to immediately recognize actuarial gains and losses outside of the corridor.  For Corning's OPEB plans, this change will increase the accumulated other comprehensive income (AOCI) account balance due to the accumulation of lower actuarial gains or higher actuarial losses.  Over time, the amortization of the actuarial losses from AOCI will begin to reduce the savings from the lower interest cost and service cost.

This change was a change in accounting estimate and therefore was applied prospectively beginning with the measurement date of December 31, 2015.  No restatement of prior periods is required.

The following table presents our actual and expected return on assets, as well as the corresponding percentage, for the years ended 2016, 2015 and 2014:
	December 31,
(In millions)	2016	2015	2014
Actual return on plan assets – Domestic plans	$235	$(111)	$287
Expected return on plan assets – Domestic plans	153	166	159
Actual return on plan assets – International plans	75	3	68
Expected return on plan assets – International plans	12	12	15

	December 31,
	2016	2015	2014
Weighted-average actual and expected return on assets:
Actual return on plan assets – Domestic plans	9.62%	(4.23%)	10.82%
Expected return on plan assets – Domestic plans	6.00%	6.00%	6.25%
Actual return on plan assets – International plans	19.06%	0.59%	17.15%
Expected return on plan assets – International plans	3.92%	2.97%	4.12%

As of December 31, 2016, the Projected Benefit Obligation (PBO) for U.S. pension plans was $3,289 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:
Change in assumption	Effect on 2017 pre-tax pension expense	Effect on December 31, 2016 PBO

25 basis point decrease in each spot rate	- 2 million	+ 92 million
25 basis point increase in each spot rate	+ 2 million	- 88 million
25 basis point decrease in expected return on assets	+ 7 million
25 basis point increase in expected return on assets	- 7 million

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.  These changes in assumptions would have no effect on Corning's funding requirements.

In addition, at December 31, 2016, a 25 basis point decrease in each spot rate would decrease stockholders' equity by $117 million before tax, and a 25 basis point increase in each spot rate would increase stockholders' equity by $111 million.  In addition, the impact of greater than a 25 basis point decrease in each spot rate would not be proportional to the first 25 basis point decrease in each spot rate.

The following table illustrates the sensitivity to a change in each spot rate assumption related to Corning's U.S. OPEB plans:
Change in assumption	Effect on 2017 pre-tax OPEB expense	Effect on December 31, 2016 APBO*

25 basis point decrease in each spot rate	+ 0 million	+ 25 million
25 basis point increase in each spot rate	- 0 million	- 23 million

*	Accumulated Postretirement Benefit Obligation (APBO).

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

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Form 10-Q and Form 8-K, and related comments by management that are not historical facts or information and contain words such as "will," "believe," "anticipate," "expect," "intend," "plan," "seek," "see," "would," and "target" and similar expressions are forward-looking statements.  Such statements relate to future events that by their nature address matters that are, to different degrees, uncertain.  These forward-looking statements relate to, among other things, the company's future operating performance, the company's share of new and existing markets, the company's revenue and earnings growth rates, the company's ability to innovate and commercialize new products, and the company's implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the company's manufacturing capacity.

Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the company, actual results could differ materially.  The company does not undertake to update forward-looking statements.  Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, euro, Chinese yuan and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	possible disruption in commercial activities due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, IT systems or operations;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	rate of technology change;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-
customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their ongoing operations and manufacturing expansions and pay their receivables when due;

-	loss of significant customers;
-	changes in tax laws and regulations;
-	the potential impact of legislation, government regulations, and other government action and investigations; and
-	other risks detailed in Corning's SEC filings.

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

Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan, and the euro.  We seek to mitigate the impact of exchange rate movements in our income statement by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts.  In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining a diverse group of highly-rated major international financial institutions as our counterparties.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.

Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  We also use OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries' monetary assets, monetary liabilities and net earnings in foreign currencies.  A significant portion of the Company's non-U.S. revenues are denominated in Japanese yen.  When these revenues are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements in the Japanese yen.  To protect translated earnings against movements in the Japanese yen, the Company has entered into a series of zero cost collars and average rate forwards.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk.  Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates.  At December 31, 2016, with respect to open foreign exchange forward and option contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $1,618 million compared to $901 million at December 31, 2015.  Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $1,458 million compared to $741 million at December 31, 2015.  Specific to the South Korean won, a 10% adverse movement in quoted South Korean won exchange rates could result in a loss in fair value of these instruments of $79 million compared to $99 million at December 31, 2015.  The Company expects that these hypothetical losses from a 10% adverse movement in quoted foreign currency exchange rates on the derivative financial instruments should largely offset gains and losses on the assets, liabilities and future transactions being hedged.

Because we derive approximately 72% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen, South Korean won, and euro.  As an example of the impact that changes in foreign currency exchange rates could have on our financial results, we compare 2016 actual sales in yen, won and euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate.  A plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2016 net sales of approximately $328 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2016 net sales of approximately $5 million and $80 million, respectively.  We estimate that a plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2016 net income attributable to Corning Incorporated of approximately $201 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2016 net income attributable to Corning Incorporated of approximately $65 million and $6 million, respectively.

Interest Rate Risk Management

It is our policy to manage our exposure to changes in interest rates.  To manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  We are currently party to two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment of internal control over financial reporting includes controls over recognition of equity earnings and equity investments by Corning.  Internal control over financial reporting for Hemlock Semiconductor Group is the responsibility of its management.  Based on this evaluation, management concluded that Corning's internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of Corning's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The sections entitled "Proposal 1 Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance and the Board of Directors-Committees" in our Definitive Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 27, 2017, are incorporated by reference in this Annual Report on Form 10-K.  Information regarding executive officers is presented in Item I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

Code of Ethics

Our Board of Directors adopted (i) the Code of Ethics for the Chief Executive Officer and Financial Executives (Code of Ethics) and (ii) the Code of Conduct for Directors and Executive Officers, which supplement our Code of Conduct that governs all employees and directors.  These Codes have been in existence for more than ten years.  The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial executives.  During 2016, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  A copy of the Code of Ethics is available on our website at http://www.corning.com/worldwide/en/about-us/investor-relations/codes-of-conduct-ethics.html.  We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Corporate Secretary, Corning Incorporated, Corning, NY  14831.  We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The sections entitled "Compensation Discussion and Analysis" and "Director Compensation" in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections entitled "Beneficial Ownership of Directors and Officers" and "Beneficial Ownership of Corning's Largest Shareholders" in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, are incorporated by reference in this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table shows the total number of outstanding stock options and shares available for other future issuances of options under our existing equity compensation plans as of December 31, 2016, including the 2010 Equity Plan for Non-Employee Directors and 2012 Long-Term Incentive Plan:
	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	36,147,000	$16.91	68,646,314
Equity compensation plans not approved by security holders
Total	36,147,000	$16.91	68,646,314

(1)	Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The sections entitled "Policy on Transactions with Related Persons", "Director Independence" and "Corporate Governance and the Board of Directors-Committees" in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, are incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The sections entitled "Fees Paid to Independent Registered Public Accounting Firm" and "Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm" in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2017, are incorporated by reference in this Annual Report on Form 10-K.

In April 2016, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report.  The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:
			Page
	1.	Financial statements	77
	2.	Financial statement schedule:
		(i) Valuation accounts and reserves	131
		See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

2.1
Framework Agreement, dated as of October 22, 2013, by and among Samsung Display Co., Ltd.; Corning Incorporated and the other parties thereto.  (Incorporated by reference to Exhibit 10.65 to Corning's Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).  The Company has omitted certain schedules, exhibits and similar attachments to the Framework Agreement pursuant to Item 601(b)(2) of Regulation S-K.

2.2
Transaction Agreement, dated December 10, 2015, by and between Corning Incorporated, The Dow Chemical Company, Dow Corning Corporation and HS Upstate Inc. (Incorporated by reference to Exhibit 2.1 of Corning's Form 8-K filed on December 11, 2015).

2.3
Assignment Agreement, dated as of December 29, 2015, between Samsung Display Co., Ltd., Corning Incorporated, Corning Precision Materials Co., Ltd., and Corning Luxembourg S.àr.l., Corning Hungary Data Services Limited Liability Company, Corning Japan K.K., and Samsung Corning Advanced Glass LLC (Incorporated by reference to Exhibit 2.1 of Corning's Form 8-K filed on December 29, 2015).

3 (i)
Restated Certificate of Incorporation dated April 27, 2012, filed with the Secretary of State of the State of New York on April 27, 2012 (Incorporated by reference to Exhibit 3(i) 1 of Corning's Form 8-K filed on May 1, 2012).

3 (i)(1)
Certificate of Amendment to the Restated Certificate of Incorporation dated January 14, 2014, filed with the Secretary of State of the State of New York on January 14, 2014 (Incorporated by reference to Exhibit 3(i) of Corning's Form 8-K filed on January 15, 2014).

	3 (ii)	Amended and Restated By-Laws of Corning Incorporated, effective as of December 7, 2015 (Incorporated by reference to Exhibit 3(ii) of Corning's Form 8-K filed December 7, 2015).

4.1
Indenture, dated November 8, 2000, by and between the Company and of The Bank of New York Mellon Trust Company, N.A. (successor to J. P. Morgan Chase & Co., formerly The Chase Manhattan Bank), as trustee (Incorporated by reference to Exhibit 4.01 to Corning's Registration Statement on Form S-3, Registration Statement No. 333-57082).  The Company agrees to furnish to the Commission on request copies of other instruments with respect to long-term debt.

4.2
Form of certificate for shares of the common stock (Incorporated by reference to Exhibit 4 to Corning's registration statement on Form S-8 dated May 7, 2010 (Registration Statement No. 333-166642)).  The terms of the Company's Fixed Rate Cumulative Convertible Preferred Stock, Series A are reflected in the Certificate of Amendment to the Restated Certificate of Incorporation dated January 14, 2014, filed with the Secretary of State of the State of New York on January 14, 2014 and included as Exhibit 3(i)(1) hereto.

4.3
Shareholder Agreement, dated as of October 22, 2013, by and between Samsung Display Co., Ltd. and Corning Incorporated (Incorporated by reference to Exhibit 10.66 to Corning's Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).

4.4
Standstill Agreement, dated as of October 22, 2013, by and among Samsung Electronics Co., Ltd., Samsung Display Co., Ltd. and Corning Incorporated (Incorporated by reference to Exhibit 10.67 to Corning's Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).

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

10.4
Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following individuals:  James P. Clappin, James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.1 of Corning's Form 10-Q filed May 4, 2004).

10.5
Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following individuals:  James P. Clappin, James B. Flaws, Kirk P. Gregg, and Lawrence D. McRae (Incorporated by reference to Exhibit 10.4 of Corning's Form 10-Q filed May 4, 2004).

10.6
Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following individuals:  James P. Clappin, James B. Flaws, Kirk P. Gregg and Lawrence D. McRae (Incorporated by reference to Exhibit 10.5 of Corning's Form 10-Q filed May 4, 2004).

10.7
Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning's Form 10-Q filed May 4, 2004).

10.8	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning's Form 10-Q filed May 4, 2004).

10.9	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning's Form 10-Q filed October 28, 2004).

10.10	Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to Exhibit 10.2 of Corning's Form 10-Q filed October 28, 2004).

10.11	Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning's Form 10-Q filed October 28, 2004).

10.12	Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning's Form 10-Q filed October 28, 2004).

10.13	2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.14	2006 Variable Compensation Plan (Incorporated by reference to Appendix J of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.15
Amended 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix K of Corning Proxy Statement, Definitive 14A filed March 8, 2006 for April 27, 2006 Annual Meeting of Shareholders).

10.16	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning's Form 10-K filed February 25, 2007).

10.17	Amended Corning Incorporated 2005 Employee Equity Participation Program effective October 4, 2006 (Incorporated by reference to Exhibit 10.29 of Corning's Form 10-K filed February 25, 2007).

10.18
Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 6, 2006 (Incorporated by reference to Exhibit 10.30 of Corning's Form 10-K filed February 25, 2007).

10.19	Executive Supplemental Pension Plan effective February 7, 2007 and signed February 12, 2007 (Incorporated by reference to Exhibit 10.31 of Corning's Form 10-K filed February 25, 2007).

10.20	Executive Supplemental Pension Plan as restated and signed April 10, 2007 (Incorporated by reference to Exhibit 10 of Corning's Form 10-Q filed April 27, 2007).

10.21	Amendment No. 1 to 2006 Variable Compensation Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.34 of Corning's Form 10-K filed February 15, 2008).

10.22	Corning Incorporated Goalsharing Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.35 of Corning's Form 10-K filed February 15, 2008).

10.23	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning's Form 10-K filed February 15, 2008).

10.24	Amendment No. 1 to Deferred Compensation Plan for Directors dated October 3, 2007 (Incorporated by reference to Exhibit 10.37 of Corning's Form 10-K filed February 15, 2008).

10.25	Corning Incorporated Supplemental Pension Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.38 of Corning's Form 10-K filed February 15, 2008).

10.26	Corning Incorporated Supplemental Investment Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.39 of Corning's Form 10-K filed February 15, 2008).

10.27
Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.40 of Corning's Form 10-K filed February 15, 2008).

10.28	Form of Corning Incorporated Non-Qualified Stock Option Agreement, amended effective December 5, 2007 (Incorporated by reference to Exhibit 10.41 of Corning's Form 10-K filed February 15, 2008).

10.29
Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning's Form 10-K filed February 15, 2008).

10.30	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning's Form 10-K filed February 15, 2008).

10.31	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning's Form 10-K filed February 15, 2008).

10.32	Amendment No. 1 to Corning Incorporated Supplemental Investment Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.45 of Corning's Form 10-K filed February 15, 2008).

10.33	Amendment No. 1 to Corning Incorporated Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.46 of Corning's Form 10-K filed February 15, 2008).

10.34	Amendment No. 1 to Corning Incorporated Executive Supplemental Pension Plan, approved December 17, 2007 (Incorporated by reference to Exhibit 10.47 of Corning's Form 10-K filed February 15, 2008).

10.35	Second Amended 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit 10 of Corning's Form 8-K filed April 25, 2008).

10.36	Amendment No. 2 to Executive Supplemental Pension Plan effective July 16, 2008 (Incorporated by reference to Exhibit 10 of Corning's Form 10-Q filed July 30, 2008).

10.37	Form of Corning Incorporated Non-Qualified Stock Option Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.50 of Corning's Form 10-K filed February 24, 2009).

10.38	Form of Corning Incorporated Incentive Stock Right Agreement effective as of December 3, 2008 (Incorporated by reference to Exhibit 10.51 of Corning's Form 10-K filed February 24, 2009).

10.39
Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants effective December 3, 2008 (Incorporated by reference to Exhibit 10.52 of Corning's Form 10-K filed February 24, 2009).

10.40	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008 (Incorporated by reference to Exhibit 10.53 of Corning's Form 10-K filed February 24, 2009).

10.41	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008 (Incorporated by reference to Exhibit 10.54 of Corning's Form 10-K filed February 24, 2009).

10.42
Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.55 of Corning's Form 10-K filed February 24, 2009).

10.43	Amendment No. 2 to Corning Incorporated Supplemental Investment Plan approved April 29, 2009 (Incorporated by reference to Exhibit 10.1 of Corning's Form 10-Q filed July 29, 2009).

10.44	Amendment No. 2 to Deferred Compensation Plan dated April 29, 2009 (Incorporated by reference to Exhibit 10.2 of Corning's Form 10-Q filed July 29, 2009).

10.45	Amendment No. 2 to 2006 Variable Compensation Plan dated December 2, 2009 (Incorporated by reference to Exhibit 10.58 of Corning's Form 10-K filed February 10, 2010).

10.46	Form of Corning Incorporated Cash Performance Unit Agreement, effective December 2, 2009 (Incorporated by reference to Exhibit 10.59 of Corning's Form 10-K filed February 10, 2010).

10.47
Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Restricted Stock Units, effective December 2, 2009 (Incorporated by reference to Exhibit 10.60 of Corning's Form 10-K filed February 10, 2010).

10.48	2010 Variable Compensation Plan (Incorporated by reference to Appendix A of Corning's Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.49	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.50
Compensation Arrangement for Retention of James B. Flaws approved by the Corning Board Compensation Committee on January 3, 2011 (Incorporated by reference to Corning's Form 8-K filed January 3, 2011).

10.51	Amendment No. 2 to Corning Incorporated Supplemental Pension Plan dated December 18, 2008 (Incorporated by reference to Exhibit 10.66 of Corning's Form 10-K filed February 10, 2011).

10.52
Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Incentive Stock Rights, effective January 3, 2011 (Incorporated by reference to Exhibit 10.67 of Corning's Form 10-K filed February 10, 2011).

10.53	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 3, 2011 (Incorporated by reference to Exhibit 10.68 of Corning's Form 10-K filed February 10, 2011).

10.54	Amendment No. 2 to Deferred Compensation Plan for Directors dated February 1, 2012 (Incorporated by reference to Exhibit 10.62 of Corning's Form 10-K filed February 13, 2012).

10.55	Amendment No. 3 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2008 (Incorporated by reference to Exhibit 10.59 of Corning's Form 10-K filed February 13, 2013).

10.56	2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A of Corning Proxy Statement, Definitive 14A filed March 13, 2012, for April 26, 2012 Annual Meeting of Shareholders).

10.57	Amendment No. 3 to Deferred Compensation Plan for Directors dated December 28, 2012 (Incorporated by reference to Exhibit 10.61 of Corning's Form 10-K filed February 13, 2013).

10.58	Amendment No. 4 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2012 (Incorporated by reference to Exhibit 10.62 of Corning's Form 10-K filed February 13, 2013).

10.59
Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2014 (Incorporated by reference to Exhibit 10.69 to Corning's Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).

10.60	Amendment No. 4 to Deferred Compensation Plan for Directors dated September 30, 2014 (Incorporated by reference to Exhibit 10.1 of Corning's Form 10-Q filed on October 29, 2014).

10.61
Amended and Restated Credit Agreement dated as of September 30, 2014, among Corning Incorporated, JPMorgan Chase Bank, N.A., Citibank, N.A., Bank of America, N.A., Deutsche Bank AG New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Bank of China New York Branch, and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 to Corning's Form 8-K filed on October 3, 2014).

10.62	2014 Variable Compensation Plan (Incorporated by reference to Appendix B of Corning's Proxy Statement, Definitive 14A filed March 13, 2014 for the April 29, 2014 Annual Meeting of Shareholders).

10.63	Form of Corning Incorporated Incentive Stock Rights Agreement, effective January 1, 2015 (Incorporated by reference to Exhibit 10.64 of Corning's Form 10-K filed February 13, 2015).

10.64	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2015 (Incorporated by reference to Exhibit 10.65 of Corning's Form 10-K filed February 13, 2015).

10.65
Form of Officer Severance Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny (Incorporated by reference to Exhibit 10.1 of Corning's Form 10-Q filed July 30, 2015).

10.66
Form of Change in Control Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny (Incorporated by reference to Exhibit 10.2 of Corning's Form 10-Q filed July 30, 2015).

10.67
Master Confirmation – Uncollared Accelerated Share Repurchase, dated October 28, 2015 by and between Morgan Stanley & Co. LLC and Corning Incorporated (Incorporated by reference to Exhibit 10.67 of Corning's Form 10-K filed February 12, 2016).

10.68
Tax Matters Agreement, dated December 10, 2015, by and between Corning Incorporated, The Dow Chemical Company, Dow Corning Corporation and HS Upstate Inc. (Incorporated by reference to Exhibit 1.2 of Corning's Form 8-K filed on December 11, 2015).

10.69	Form of Corning Incorporated Incentive Stock Rights Agreement, effective January 1, 2016 (Incorporated by reference to Exhibit 10.69 of Corning's Form 10-K filed February 12, 2016).

10.70	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2016 (Incorporated by reference to Exhibit 10.70 of Corning's Form 10-K filed February 12, 2016).

10.71	Master Confirmation – Uncollared Accelerated Share Repurchase (Incorporated by reference to Exhibit 10.1 to Corning's Form 10-Q filed on October 27, 2016).

10.72	Form of Corning Incorporated Incentive Stock Rights Agreement for Employees, effective January 1, 2017.

10.73	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2017.

10.74
Form of Corning Incorporated Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors (for grants made under the 2012 Equity Plan for Non-Employee Directors), effective January 1, 2017.

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

21	Subsidiaries of the Registrant at December 31, 2016.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

Item 16. Form 10-K Summary.
None.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

By	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief	February 6, 2017
	(Wendell P. Weeks)	Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

		Capacity	Date

	/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer and President	February 6, 2017
	(Wendell P. Weeks)	(Principal Executive Officer)

	/s/ R. Tony Tripeny	Senior Vice President and Chief Financial Officer	February 6, 2017
	(R. Tony Tripeny)	(Principal Financial Officer)

	/s/ Edward A. Schlesinger	Vice President and Corporate Controller	February 6, 2017
	(Edward A. Schlesinger)	(Principal Accounting Officer)

	*	Director	February 6, 2017
(Donald W. Blair)

	*	Director	February 6, 2017
(Stephanie A. Burns)

	*	Director	February 6, 2017
(John A. Canning, Jr.)

	*	Director	February 6, 2017
(Richard T. Clark)

	*	Director	February 6, 2017
(Robert F. Cummings, Jr.)

	*	Director	February 6, 2017
(Deborah A. Henretta)

	*	Director	February 6, 2017
(Daniel P. Huttenlocher)

	*	Director	February 6, 2017
(Kurt M. Landgraf)

	*	Director	February 6, 2017
(Kevin J. Martin)

	*	Director	February 6, 2017
(Deborah D. Rieman)

	*	Director	February 6, 2017
(Hansel E. Tookes II)

	*	Director	February 6, 2017
(Mark S. Wrighton)

*By	/s/ Lewis A. Steverson
(Lewis A. Steverson, Attorney-in-fact)

Corning Incorporated
2016 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Annual Report on Internal Control Over Financial Reporting," appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 6, 2017

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2016	2015	2014

Net sales	$9,390	$9,111	$9,715
Cost of sales	5,644	5,458	5,663

Gross margin	3,746	3,653	4,052

Operating expenses:
Selling, general and administrative expenses	1,472	1,508	1,202
Research, development and engineering expenses	742	769	815
Amortization of purchased intangibles	64	54	33
Restructuring, impairment and other charges (Note 2)	77		71

Operating income	1,391	1,322	1,931

Equity in earnings of affiliated companies (Note 7)	284	299	266
Interest income	32	21	26
Interest expense	(159)	(140)	(123)
Transaction-related gain, net (Note 8)			74
Translated earnings contract (loss) gain, net	(448)	80	1,369
Gain on realignment of equity investment	2,676
Other (expense) income, net	(84)	(96)	25

Income before income taxes	3,692	1,486	3,568
Benefit (provision) for income taxes (Note 6)	3	(147)	(1,096)

Net income attributable to Corning Incorporated	$3,695	$1,339	$2,472

Earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$3.53	$1.02	$1.82
Diluted (Note 18)	$3.23	$1.00	$1.73

Dividends declared per common share (1)	$0.54	$0.36	$0.52

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2016	2015	2014

Net income attributable to Corning Incorporated	$3,695	$1,339	$2,472

Foreign currency translation adjustments and other	(104)	(590)	(1,073)
Net unrealized (losses) gains on investments	(3)	1	(1)
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	241	121	(281)
Net unrealized gains (losses) on designated hedges	1	(36)	4
Other comprehensive income (loss), net of tax (Note 17)	135	(504)	(1,351)

Comprehensive income attributable to Corning Incorporated	$3,830	$835	$1,121

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2016	2015

Assets

Current assets:
Cash and cash equivalents	$5,291	$4,500
Short-term investments, at fair value (Note 3)		100
Trade accounts receivable, net of doubtful accounts and allowances - $59 and $48	1,481	1,372
Inventories, net of inventory reserves - $151 and $146 (Note 5)	1,471	1,385
Other current assets (Note 8, 11 and 15)	805	912
Total current assets	9,048	8,269

Investments (Note 7)	336	1,975
Property, plant and equipment, net of accumulated depreciation - $9,884 and $9,188 (Note 9)	12,546	12,648
Goodwill, net (Note 10)	1,577	1,380
Other intangible assets, net (Note 10)	796	706
Deferred income taxes (Note 6)	2,325	2,056
Other assets (Note 8, 11 and 15)	1,271	1,493

Total Assets	$27,899	$28,527

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 12)	$256	$572
Accounts payable	1,079	934
Other accrued liabilities (Note 11 and 14)	1,416	1,308
Total current liabilities	2,751	2,814

Long-term debt (Note 12)	3,646	3,890
Postretirement benefits other than pensions (Note 13)	737	718
Other liabilities (Note 11 and 14)	2,805	2,242
Total liabilities	9,939	9,664

Commitments and contingencies (Note 14)
Shareholders' equity (Note 17):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,691 million and 1,681 million	846	840
Additional paid-in capital – common stock	13,695	13,352
Retained earnings	16,880	13,832
Treasury stock, at cost; shares held: 765 million and 551 million	(14,152)	(9,725)
Accumulated other comprehensive loss	(1,676)	(1,811)
Total Corning Incorporated shareholders' equity	17,893	18,788
Noncontrolling interests	67	75
Total equity	17,960	18,863

Total Liabilities and Equity	$27,899	$28,527

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2016	2015	2014

Cash Flows from Operating Activities:
Net income	$3,695	$1,339	$2,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,131	1,130	1,167
Amortization of purchased intangibles	64	54	33
Restructuring, impairment and other charges	77		71
Stock compensation charges	42	46	58
Equity in earnings of affiliated companies	(284)	(299)	(266)
Dividends received from affiliated companies	85	143	1,704
Deferred tax (benefit) provision	(308)	54	612
Restructuring payments	(12)	(40)	(39)
Customer deposits	185	197
Employee benefit payments in excess of expense	(92)	(52)	(52)
Translated earnings contract loss (gain)	448	(80)	(1,369)
Unrealized translation losses on transactions	1	268	431
Contingent consideration fair value adjustment	(43)	(13)	(249)
Gain on realignment of equity investment	(2,676)
Changes in certain working capital items:
Trade accounts receivable	(106)	162	(16)
Inventories	(68)	(77)	2
Other current assets	18	(57)	(16)
Accounts payable and other current liabilities	243	(146)	(3)
Other, net	121	180	169
Net cash provided by operating activities	2,521	2,809	4,709

Cash Flows from Investing Activities:
Capital expenditures	(1,130)	(1,250)	(1,076)
Acquisitions of businesses, net of cash (paid) received	(333)	(732)	66
Proceeds from sale of a business		12
Investment in unconsolidated entities	(24)	(33)	(109)
Cash received on realignment of equity investment	4,818
Proceeds from sale of assets to related party	42
(Payments) repayments of loans to unconsolidated entities	(23)	6	23
Short-term investments – acquisitions	(20)	(969)	(1,398)
Short-term investments – liquidations	121	1,629	1,167
Realized gains on translated earnings contracts	201	653	361
Other, net	10	(1)	4
Net cash provided by (used in) investing activities	3,662	(685)	(962)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(85)	(12)	(52)
Proceeds from issuance of long-term debt		745
Proceeds from issuance of short-term debt, net		3	29
(Payments) proceeds from issuance of commercial paper	(481)	481
Payments from the settlement of interest rate swap agreements		(10)
Principal payments under capital lease obligations	(7)	(6)	(6)
Proceeds from issuance of preferred stock (1)			400
Proceeds received for asset financing and related incentives, net	1	1	1
Proceeds from the exercise of stock options	138	102	116
Repurchases of common stock for treasury	(4,227)	(3,228)	(2,483)
Dividends paid	(645)	(679)	(591)
Net cash used in financing activities	(5,306)	(2,603)	(2,586)
Effect of exchange rates on cash	(86)	(330)	(556)
Net increase (decrease) in cash and cash equivalents	791	(809)	605
Cash and cash equivalents at beginning of year	4,500	5,309	4,704

Cash and cash equivalents at end of year	$5,291	$4,500	$5,309

(1)
In the first quarter of 2014, Corning issued 1,900 shares of Preferred Stock to Samsung Display Co., Ltd. in connection with the acquisition of their equity interests in Samsung Corning Precision Materials Co., Ltd. (Note 8).  Corning also issued to Samsung Display an additional 400 shares of Preferred Stock at closing, for an issue price of $400 million in cash (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity	Corning Incorporated and Subsidiary Companies

(In millions)	Convertible preferred stock	Common stock	Additional paid-in capital-common	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total Corning Incorporated shareholders' equity	Non- controlling interests	Total
Balance, December 31, 2013		$831	$13,066	$11,320	$(4,099)	$44	$21,162	$49	$21,211

Net income				2,472			2,472	3	2,475
Other comprehensive loss						(1,351)	(1,351)	(1)	(1,352)
Shares issued for acquisition of equity investment company	$1,900						1,900	15	1,915
Shares issued for cash	400						400		400
Purchase of common stock for treasury			129		(2,612)		(2,483)		(2,483)
Shares issued to benefit plans and for option exercises		5	261		(2)		264		264
Dividends on shares				(771)			(771)		(771)
Other, net					(14)		(14)	7	(7)
Balance, December 31, 2014	$2,300	$836	$13,456	$13,021	$(6,727)	$(1,307)	$21,579	$73	$21,652

Net income				1,339			1,339	9	1,348
Other comprehensive loss						(504)	(504)	(1)	(505)
Purchase of common stock for treasury			(250)		(2,978)		(3,228)		(3,228)
Shares issued to benefit plans and for option exercises		4	146		(1)		149		149
Dividends on shares				(528)			(528)		(528)
Other, net					(19)		(19)	(6)	(25)
Balance, December 31, 2015	$2,300	$840	$13,352	$13,832	$(9,725)	$(1,811)	$18,788	$75	$18,863

Net income				3,695			3,695	10	3,705
Other comprehensive income (loss)						135	135	(6)	129
Purchase of common stock for treasury			165		(4,409)		(4.244)		(4,244)
Shares issued to benefit plans and for option exercises		6	178		(2)		182		182
Dividends on shares				(647)			(647)		(647)
Other, net					(16)		(16)	(12)	(28)
Balance, December 31, 2016	$2,300	$846	$13,695	$16,880	$(14,152)	$(1,676)	$17,893	$67	$17,960

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Corning Incorporated and Subsidiary Companies

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

Certain prior year amounts have been reclassified to conform to the current-year presentation.  These reclassifications had no impact on our results of operations, financial position, or changes in shareholders' equity.

Samsung Corning Precision Materials Co., Ltd. ("Samsung Corning Precision Materials")

On January 15, 2014, Corning completed a series of strategic and financial agreements to acquire the common shares of Samsung Corning Precision Materials previously held by Samsung Display Co., Ltd. ("Samsung Display").  As a result of these transactions, Corning became the owner of 100% of the common shares of Samsung Corning Precision Materials, which we consolidated into our results beginning in the first quarter of 2014.  Operating under the name of Corning Precision Materials Co., Ltd. ("Corning Precision Materials"), the former Samsung Corning Precision Materials organization and operations were integrated into the Display Technologies segment in the first quarter of 2014.

Refer to Note 8 (Acquisitions) to the Consolidated Financial Statements for additional information.

Dow Corning

Prior to May 31, 2016, Corning and Dow Chemical each owned half of Dow Corning, an equity company headquartered in Michigan that manufactures silicone products worldwide.  Dow Corning was the majority-owner of HSG, a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries.  On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in HSG and approximately $4.8  billion in cash.  Prior to realignment, HSG, a consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning now has a direct equity investment in HSG.

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

Research and Development Costs

Research and development costs are charged to expense as incurred.  Research and development costs totaled $637 million in 2016, $638 million in 2015 and $701 million in 2014.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning's foreign subsidiaries is made based on the appropriate economic factors.  For most foreign operations, the local currencies are generally considered to be the functional currencies.  Corning's most significant exception is our Taiwanese subsidiary, which uses the Japanese yen as its functional currency.  For all transactions denominated in a currency other than a subsidiary's functional currency, exchange rate gains and losses are included in income for the period in which the exchange rates changed.  We recorded foreign currency transaction gains of $21 million for the year ended December 31, 2016, and foreign currency transaction losses of $22 million and $60 million for the years ended December 31, 2015 and 2014, respectively.  These amounts were recorded in the line item Other (expense) income, net in the consolidated statements of income.

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year.  Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in shareholders' equity.  The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature, which are recorded together with translation gains and losses in accumulated other comprehensive income (loss) in shareholders' equity.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive income attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs.

1.    Summary of Significant Accounting Policies (continued)

Share-Based Compensation

Corning's share-based compensation programs include employee stock option grants, time-based restricted stock awards and time-based restricted stock units, as more fully described in Note 19 (Share-based Compensation) to the Consolidated Financial Statements.

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

Supplemental disclosure of cash flow information follows (in millions):
	Years ended December 31,
	2016	2015	2014
Non-cash transactions:
Accruals for capital expenditures	$381	$298	$358
Cash paid for interest and income taxes:
Interest (1)	$184	$178	$171
Income taxes, net of refunds received	$293	$253	$577

(1)
Included in this amount are approximately $23 million, $35 million and $40 million of interest costs that were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2016, 2015 and 2014, respectively.

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

The qualitative process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows.  If we are required to perform the two-step impairment analysis, our valuation method is an "income approach" using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.  Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  If the fair value is less than the carrying value, a loss is recorded to reflect the difference between the fair value and carrying value.

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party.  Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 50 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable.  When impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets' carrying value to determine if the asset group is recoverable.  For an asset group that fails the test of recoverability, the estimated fair value of long-lived assets is determined using an "income approach" that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and also considers the fair market value of all precious metals.  We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  If there is an impairment, a loss is recorded to reflect the difference between the assets' fair value and carrying value.  Refer to Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements for more detail.

1.    Summary of Significant Accounting Policies (continued)

Employee Retirement Plans

Corning offers employee retirement plans consisting of defined benefit pension plans covering certain domestic and international employees and postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents.  The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care trend rates.  The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation.

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

Costs for our postretirement benefit plans consist of on-going costs recognized quarterly, and are comprised of service and interest costs, amortization of prior service costs and amortization of actuarial gains and losses.  We recognize the actuarial gains and losses resulting from changes in actuarial assumptions for discount rates as a component of Shareholders' Equity on our consolidated balance sheets on an annual basis and amortize them into our operating results over the average remaining service period of employees expected to receive benefits under the plans, to the extent such gains and losses are outside of the corridor.

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

1.    Summary of Significant Accounting Policies (continued)

Equity Method Investments

Our equity method investments are reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired.  This assessment is based on a review of the equity investments' performance and a review of indicators of impairment to determine if there is evidence of a loss in value of an equity investment.  Factors we consider include:

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

All derivatives are recorded at fair value on the balance sheet.  Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are not recognized in current operating results but are recorded in accumulated other comprehensive income.  Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings.  This reclassification is recorded in the same line item of the consolidated statements of income as where the effects of the hedged item are recorded, typically sales, cost of sales or other (expense) income, net.  Changes in the fair value of derivatives not designated as hedging instruments are recorded in the Consolidated Statements of Income in the Translated earnings contract (loss) gain, net and the Other (expense) income, net lines.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification ("ASC") Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.  The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  Corning has evaluated its material contracts, and has concluded that the impact of adopting the standard on its financial statements and related disclosure will not be material.  The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  We expect to adopt the standard on a modified retrospective basis in 2018.

1.    Summary of Significant Accounting Policies (continued)

Corning's equity affiliates are currently evaluating their material contracts, and have not concluded on the potential impact of adopting ASU 2014-09 on their financial statements and related disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  We are currently assessing the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We have determined that the impact of this standard will not be material.  We will adopt this standard in 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018.  No early adoption is permitted.  We are currently assessing the potential impact of adopting ASU 2016-15 on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs.  Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  That is, earlier adoption should be in the first interim period if an entity issues interim financial statements.  We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company intends to early adopt the ASU in 2017.

2.    Restructuring, Impairment and Other Charges

2016 Activity

For the year ended December 31, 2016, we recorded charges of $77 million, pre-tax, for employee related costs of $14 million, asset disposals of $62 million, and exit costs associated with some minor restructuring activities in all of our segments of $1 million, with total cash expenditures of approximately $12 million.

Cash payments for employee-related and exit activity related to the 2016 restructuring activities were substantially completed in 2016.  Restructuring reserves as of December 31, 2016, 2015 and 2014 were not significant.

2015 Activity

For the year ended December 31, 2015, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were $40 million.

2014 Activity

For the year ended December 31, 2014, we recorded charges of $71 million for workforce reductions of $48 million, asset disposals and write-offs of $22 million, and exit costs for restructuring activities of $1 million with total cash expenditures of approximately $39 million.

Cash payments for employee-related and exit activity related to the 2014 restructuring actions were substantially completed in 2015.

3.    Available-for-Sale Investments

At December 31, 2015, the Company held $100 million of short-term investments (U.S. government and agency securities).  At December 31, 2016 and 2015, the Company held long-term investments of $29 million and $33 million in asset-backed securities, respectively.  The Company's investments in available-for-sale securities are held at fair value with amortized cost of $32 million and $37 million at December 31, 2016 and 2015, respectively.

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

Proceeds from sales and maturities of short-term investments totaled $121 million, $1.6 billion and $1.2 billion in 2016, 2015 and 2014, respectively.

4.    Significant Customers

For 2016 and 2015, Corning's sales to Samsung Display Co. Ltd., a customer of our Display Technologies and Specialty Materials segments, represented 11% of the Company's consolidated net sales.  For 2014, Corning's sales to Samsung Display Co. Ltd., a customer of our Display Technologies segment, represented 14% of the Company's consolidated net sales.

5.    Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):
	December 31,
	2016	2015
Finished goods	$606	$633
Work in process	303	264
Raw materials and accessories	270	200
Supplies and packing materials	292	288
Total inventories, net of inventory reserves	$1,471	$1,385

6.    Income Taxes

Income before income taxes follows (in millions):
	Years ended December 31,
	2016	2015	2014

U.S. companies	$2,658	$426	$2,384
Non-U.S. companies	1,034	1,060	1,184
Income before income taxes	$3,692	$1,486	$3,568

The current and deferred amounts of the benefit (provision) for income taxes follow (in millions):
	Years ended December 31,
	2016	2015	2014
Current:
Federal	$(1)	$(40)	$(38)
State and municipal	(17)	(20)	(32)
Foreign	(287)	(33)	(414)
Deferred:
Federal	310	(144)	(411)
State and municipal	48	(30)	9
Foreign	(50)	120	(210)
Benefit (provision) for income taxes	$3	$(147)	$(1,096)

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for operations follows:
	Years ended December 31,
	2016	2015	2014
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income tax (benefit), net of federal effect	(0.3)	0.1	4.9
Rate difference on foreign earnings (1)	(9.2)	(19.8)	(8.3)
Uncertain tax positions	(0.1)	4.3	(0.1)
Equity earnings impact	(0.4)	(5.4)	(2.0)
Valuation allowances	1.2	(4.2)	0.8
Realignment of Dow Corning interest (2)	(28.2)
Other items, net	1.9	(0.1)	0.4
Effective income tax (benefit) rate	(0.1)%	9.9%	30.7%

(1)	Tax benefit is primarily for excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income and the income of subsidiaries with lower statutory rates than the U.S.
(2)	Refer to Note 7 (Investments) of the Consolidated Financial Statements for additional detail.

6.    Income Taxes (continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):
	December 31,
	2016	2015

Loss and tax credit carryforwards	$1,465	$1,151
Other assets	62	69
Asset impairments and restructuring reserves	154	153
Postretirement medical and life benefits	283	276
Other accrued liabilities	190	265
Other employee benefits	462	505
Gross deferred tax assets	2,616	2,419
Valuation allowance	(270)	(238)
Total deferred tax assets	2,346	2,181
Intangible and other assets	(104)	(181)
Fixed assets	(234)	(284)
Total deferred tax liabilities	(338)	(465)
Net deferred tax assets	$2,008	$1,716

The net deferred tax assets are classified in our consolidated balance sheets as follows (in millions):
	December 31,
	2016	2015

Deferred tax assets	$2,325	$2,056
Deferred tax liabilities	(317)	(340)
Net deferred tax assets	$2,008	$1,716

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2016 follow (in millions):
		Expiration
	Amount	2017-2021	2022-2026	2027-2036	Indefinite
Net operating losses	$416	$144	$46	$8	$218
Tax credits	1,049	420	70	523	36
Totals as of December 31, 2016	$1,465	$564	$116	$531	$254

Currently, the recognition of windfall tax benefits from stock-based compensation deducted on the tax return is prohibited until realized through a reduction of income tax payable.  In 2017, we will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  At that time, the cumulative tax benefits totaling $233 million will be recorded in beginning retained earnings.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized.  Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss and state tax net operating loss carryforwards, as well as other foreign net operating loss carryforwards, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire.  U.S. profits of approximately $5.6 billion will be required to fully realize the U.S. deferred tax assets as of December 31, 2016, of which $116 million will be required over the next 20 years to realize the deferred tax assets related to general business credits and $2.8 billion of foreign sourced income will be required over the next 10 years to fully realize the deferred tax assets associated with foreign tax credits.  The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2016 and 2015 was $270 million and $238 million, respectively.

6.    Income Taxes (continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):
	2016	2015
Balance at January 1	$253	$10
Additions based on tax positions related to the current year	10
Additions for tax positions of prior years	4	245
Reductions for tax positions of prior years	(18)	(1)
Settlements and lapse of statute of limitations	(6)	(1)
Balance at December 31	$243	$253

The 2015 additions for tax positions of prior years include $221 million for unrecognized tax benefits related to gross transfer pricing adjustments, of which $31 million tax expense is related to out of period adjustments.  The impact of these corrections is not material to any individual period previously presented.  Since the Company operates in a number of countries with income tax treaties, an offsetting benefit was recorded where it believes it is more-likely-than-not to receive competent authority relief.  Included in the balance at December 31, 2016 and 2015 are $92 million and $102 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense.  For the years ended December 31, 2016 and 2015 the amount recognized in interest expense is not material.  The amounts accrued at December 31, 2016 and 2015 for the payment of interest and penalties were also not material.

We do not expect a material change to the amount of unrecognized tax benefits in the next 12 months.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned of its U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns.  The statute of limitations is closed for all periods ending through December 31, 2012.  All returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS).

Corning Incorporated and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years.  Various state income tax returns are currently in the process of examination or administrative appeal.

Our foreign subsidiaries file income tax returns in the countries in which they have operations.  Generally, these countries have statutes of limitations ranging from 3 to 7 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2009, 2015 onward), Taiwan (2015 onward) and South Korea (2015 onward).

Corning continues to indefinitely reinvest substantially all of its foreign earnings, with the exception of an immaterial amount of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  One time or unusual items may impact our ability or intent to keep our foreign earnings and cash indefinitely reinvested.  As of December 31, 2016, taxes have not been provided on approximately $12.6 billion of accumulated foreign unremitted earnings that are expected to remain invested indefinitely.  While it remains impracticable to calculate the tax cost of repatriating our total unremitted foreign earnings, such cost could be material to the results of operations of Corning in a particular period.

7.    Investments

Investments are comprised of the following (in millions):
	Ownership interest			December 31,
				2016	2015
Affiliated companies accounted for by the equity method
Dow Corning (1)		50%			$1,483
All other (2)	20%	to	50%	$269	422
				269	1,905
Other investments				67	70
Subtotal Investment Assets				$336	$1,975

Affiliated companies accounted for by the equity method
HSG (3)		50%		$241
Subtotal Investment Liabilities				$241

(1)	Amount reflects Corning's direct ownership interest in Dow Corning at December 31, 2015. Corning did not control Dow Corning.
(2)	Amount reflects Corning's direct ownership interests in the affiliated companies at December 31, 2016 and December 31, 2015. Corning does not control any of such entities.
(3)	HSG indirectly holds an 80.5% interest in a HSG operating partnership. The negative carrying value of the investment in HSG is recorded in Other Liabilities.

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):
	Years ended December 31,
	2016	2015	2014

Statement of operations:
Net sales	$4,024	$6,461	$7,124
Gross profit	$1,006	$1,606	$1,701
Net income	$565	$586	$647
Corning's equity in earnings of affiliated companies	$284	$299	$266

Related party transactions:
Corning sales to affiliated companies	$95	$75	$53
Corning purchases from affiliated companies	$19	$19	$25
Corning transfers of assets, at cost, to affiliated companies	$42
Dividends received from affiliated companies	$85	$143	$130
Royalty income from affiliated companies			$2

	December 31,
	2016	2015
Balance sheet:
Current assets	$1,522	$5,228
Noncurrent assets	$2,112	$6,453
Short-term borrowings, including current portion of long-term debt	$3	$6
Other current liabilities	$715	$1,461
Long-term debt	$23	$800
Other long-term liabilities	$2,523	$4,557
Non-controlling interest	$267	$631

Related party transactions:
Balances due from affiliated companies	$27	$11
Balances due to affiliated companies		$1

7.    Investments (continued)

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

At December 31, 2015, approximately $2 billion of equity in undistributed earnings of equity companies was included in our retained earnings.  As a result of the realignment of our investment in Dow Corning, as of December 31, 2016 the undistributed earnings of equity companies included in our retained earnings are not material.

Samsung Corning Precision Materials

Prior to December 2013, Corning owned 50% of its equity affiliate, Samsung Corning Precision Materials, Samsung Display owned 42.5% and three shareholders owned the remaining 7%.  In the fourth quarter of 2013, in connection with a series of strategic and financial agreements with Samsung Display announced in October 2013, Corning acquired the minority interests of three shareholders in Samsung Corning Precision Materials for $506 million, which included payment for the transfer of non-operating assets and the pro-rata portion of cash on the Samsung Corning Precision Materials balance sheet at September 30, 2013.  The resulting transfer of shares to Corning increased Corning's ownership percentage of Samsung Corning Precision Materials from 50% to 57.5%.  Because this transaction did not result in a change in control based on the governing documents of this entity, Corning did not consolidate this entity as of December 31, 2013.

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

Dow Corning

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning Corporation ("Dow Corning") pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which holds an equity interest in Hemlock Semiconductor Group ("HSG") and approximately $4.8 billion in cash.

Prior to realignment, HSG, a consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning now has a direct equity investment in HSG.  Because our ownership percentage in HSG did not change as a result of the realignment, the investment in HSG is recorded at its carrying value, which had a negative carrying value of $383 million at the transaction date.  The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.  Excluding this charge, the entity is profitable and is expected to recover its equity in the near term.

Corning's financial statements as of December 31, 2016 include the positive impact of the release of a deferred tax liability of $105 million related to Corning's tax on Dow Corning's earnings that were not distributed as of the date of the transaction and a non-taxable gain of $2,676 million on the realignment.  Details of the gain are illustrated below (in millions):
Cash	$4,818
Carrying Value of Dow Corning Equity Investment	(1,560)
Carrying Value of HSG Equity Investment	(383)
Other (1)	(199)
Gain	$2,676

(1)
Primarily consists of the release of accumulated other comprehensive income items related to unamortized actuarial losses related to Dow Corning's pension plan and foreign currency translation gains in the amounts of $260 million and $45 million, respectively.

7.    Investments (continued)

For the period ended December 31, 2016, Corning reported Dow Corning equity earnings and dividends through May 31, 2016, the transaction date.  Dow Corning information presented below is shown for the five months ended May 31, 2016 (in millions):
	Years ended December 31,
	2016	2015	2014

Statement of operations:
Net sales	$2,215	$5,649	$6,221
Gross profit (1)	$588	$1,472	$1,543
Net income attributable to Dow Corning	$163	$563	$513
Corning's equity in earnings of Dow Corning	$82	$281	$252

Related party transactions:
Corning purchases from Dow Corning	$7	$15	$15
Dividends received from Dow Corning	$20	$143	$125

	December 31, 2015
Balance sheet:
Current assets		$4,511
Noncurrent assets		$6,064
Short-term borrowings, including current portion of long-term debt		$6
Other current liabilities		$1,305
Long-term debt		$785
Other long-term liabilities		$4,539
Non-controlling interest		$631

(1)	Gross profit for the five months ended May 31, 2016 includes R&D cost of $100 million (2015: $233 million and 2014: $273 million).

Pittsburgh Corning Corporation and Asbestos Litigation. Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation ("PCC").  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the "Plan") became effective in April 2016.  At December 31, 2015, the Company's liability under the Plan was estimated to be $528 million.  At December 31, 2016, this estimated liability was $290 million, due to the Company's contribution, in the second quarter of 2016, of its equity interests in PCC and Pittsburgh Corning Europe N.V. in the total amount of $238 million, as required by the Plan.  Corning recognized a gain of $56 million in the second quarter of 2016 in the selling, general and administrative expenses line of the Company's Consolidated Statements of Income for the difference between the fair value of the asbestos litigation liability and carrying value of the investment.  This gain includes the release of foreign translation losses in the amount of $25 million reclassified from accumulated other comprehensive income.  The remaining $290 million liability is for the series of fixed payments required by the Plan.  At December 31, 2016, the total amount of the payments due in years 2018 through 2022 is $220 million and is classified as a non-current liability.  The remaining $70 million payment due in the second quarter of 2017 is classified as a current liability because it is expected to be made within the next twelve months.

Non-PCC Asbestos Claims Insurance Litigation

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the "non-PCC asbestos claims") which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.

Several of Corning's insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the potential resolutions described above.  Corning has resolved these issues with a majority of its relevant insurers, and is vigorously contesting these cases with the remaining relevant insurers.  Management is unable to predict the outcome of the litigation with these remaining insurers.

7.    Investments (continued)

A summary of changes of the estimated asbestos litigation liability is as follows (in millions):
	Amended PCC Plan		Non-PCC	Total Asbestos Litigation Liability
	Equity Interests	Fixed Series of Payments
Fair Value of Asbestos Litigation Liability as of December 31, 2015	$238	$290	$150	$678

Contribution of PCC & PCE Equity Interests - Carrying Value	(182)			(182)
Gain on Contribution of Equity Interests	(56)			(56)
Other adjustments			(1)	(1)
Asbestos Litigation Liability as of December 31, 2016	$0	$290	$149	$439

8.    Acquisitions

Year ended December 31, 2016

There were no material acquisitions completed in 2016.  See Note 10 (Goodwill and Other Intangible Assets) for further information on goodwill and intangibles acquired in 2016.

Year ended December 31, 2015

Corning completed five acquisitions in 2015.  There were minor adjustments during 2015 made to the preliminary allocation of the total purchase consideration related to working capital adjustments and true-up of the fair value of assets acquired for the acquisitions.  Corning has completed the purchase accounting for all of these acquisitions.  A summary of the allocation of the total purchase consideration for the five acquisitions is as follows (in millions):
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

The goodwill generated from these acquisitions is primarily related to the value of the product portfolio and customer/distribution networks acquired, combined with Corning's existing business segments, as well as market participant synergies and other intangibles that do not qualify for separate recognition.

The acquired amortizable intangible assets have a weighted-average useful life of approximately 10 years.

Acquisition-related costs of $11 million included in selling, general and administrative expense in the Consolidated Statements of Income for the year ended December 31, 2015 included costs for legal, accounting, valuation and other professional services.  The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Corning's financial results.

8.    Acquisitions (continued)

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

The acquisition of Samsung Corning Precision Materials was accounted for under the purchase method of accounting in accordance with business combination accounting guidance.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value on the date of acquisition.  The fair value was determined based on the fair value of consideration transferred for the remaining equity interest of Samsung Display's shares.

In connection with the purchase of Samsung Display's equity interest in Samsung Corning Precision Materials pursuant to the Framework Agreement, the Company designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share ("Preferred Stock").  As contemplated by the Framework Agreement, Samsung Display became the owner of 2,300 shares of Preferred Stock (with an issue price of $1 million per share), of which 1,900 shares were issued in connection with the acquisition and 400 shares were issued for cash.

Corning issued 1,900 shares of Preferred Stock as consideration in the acquisition of Samsung Corning Precision Materials which had a fair value of $1.9 billion on the acquisition date.  The fair value was determined using an option pricing model based on the features of the Preferred Stock.  That measure is based on Level 2 inputs observable in the market such as Corning's common stock price and dividend yield.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company's projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning's results in the period of the change.

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

As of December 31, 2016 and December 31, 2015, the fair value of the potential receipt of the contingent consideration in 2018 was $289 million and $246 million, respectively.

8.    Acquisitions (continued)

The following table summarizes the total fair value of Samsung Corning Precision Materials at the acquisition date including the net consideration transferred to acquire the remaining 42.5% of Samsung Corning Precision Materials, the fair value of Corning's non-controlling interest in Samsung Corning Precision Materials pre- and post-acquisition and the amount of the implied fair value of the total entity for the purpose of allocating the purchase price to the acquired net assets.
Net consideration applied to acquired assets	Samsung Display	Corning Incorporated	Samsung Corning Precision Materials
Ownership percentage	42.5%	57.5%	100%
Fair value based on $1.9 billion consideration transferred	$1,911	$2,588	$4,499
Less contingent consideration - receivable	(196)	(265)	(461)
Net fair value of consideration @ 100%	1,715	2,323	4,038

Corning's loss on royalty contract	(136)	(184)	(320)
Fair value post-acquisition	$1,579	$2,139	$3,718

Corning's fair value 57.5% post-acquisition	2,139
Total fair value at January 15, 2014	$3,718

The $1.9 billion fair value of consideration transferred for the remaining 42.5% interest in Samsung Corning Precision Materials plus the fair value of Corning's pre-acquisition fair value less the contingent consideration due Corning as of the acquisition date results in a net fair value for the total entity of $4 billion.

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

Because the pre-existing contract was unfavorable to Corning, a portion of the consideration transferred was deemed to be applicable to the effective settlement of the royalty contract between Corning and the acquiree, Samsung Corning Precision Materials.  The $320 million loss attributable to the settlement of the pre-existing arrangement was accounted for as a separate transaction from the business combination as follows:

•
At acquisition, since the contract with Samsung Corning Precision Materials was effectively settled, Corning recognized a loss of $320 million.  Of the $320 million, $184 million effectively offset the portion of the gain on previously held equity investment attributable to Corning's interest in the royalty contract.  As a result, the pre-acquisition fair value of Corning's 57.5% share of $2.3 billion decreased to the fair value of $2.1 billion post-acquisition; and

•
At acquisition, since the seller, Samsung Display, was a 42.5% shareholder of Samsung Corning Precision Materials, 42.5%, or $136 million, of the $320 million loss to effectively settle the contract reduced the consideration transferred to acquire Samsung Display's interest in Samsung Corning Precision Materials.  Accordingly, $136 million of the consideration transferred was treated separately from the purchase price, resulting in the implied consideration transferred of approximately $1.6 billion.

The net economic effect to Corning following the transaction was a net loss of $136 million, constituting a $320 million loss due to Corning's unfavorable contract and its share of the favorable contract in Samsung Corning Precision Materials of $184 million.

The gain on the previously held equity investment was calculated based on the fair value of the entity immediately preceding the acquisition of Samsung Corning Precision Materials.  As the pre-existing contract was treated as a separate transaction, the pre-existing contract was not taken into consideration when calculating the gain on the previously held equity interest.

8.    Acquisitions (continued)

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

(1)
In conjunction with the Framework Agreement, the parties agreed to have Samsung Corning Precision Materials distribute all cash and cash equivalents as a dividend to the shareholders of record as of December 31, 2013.  The dividend was not part of the purchase price as the agreement was to distribute cash and cash equivalents as a dividend to the shareholders as soon as practicable.  As such, at acquisition Corning did not have legal title to the cash to be distributed, although the dividend was distributed subsequent to the acquisition date.  Therefore, the portion of Corning's share of the $1.6 billion dividend received was accounted for in Corning's consolidated financial statements as if the dividend occurred at or immediately prior to the date of acquisition at which time Samsung Corning Precision Materials was still an equity method investment in Corning's consolidated financial statements.

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

The goodwill is primarily attributable to the workforce of the acquired business and the synergies expected to result from the integration of Corning Precision Materials.  Acquisition-related costs of $93 million in the year ended December 31, 2014 included costs for post-acquisition compensation expense, legal, accounting, valuation and other professional services and were included in selling, general and administrative expenses in the Consolidated Statements of Income.  Since the date of acquisition, the consolidation of Corning Precision Materials added $1,317 million, $1,343 million and $1,761 million to net sales for the years ending December 31, 2016, 2015 and 2014, respectively.  The impact to net income of the consolidation of Corning Precision Materials is impracticable to calculate due to the level of integration within the Display Technologies segment and the significant amount of estimates that would be required.

9.    Property, Plant and Equipment, Net of Accumulated Depreciation

Property, plant and equipment, net of accumulated depreciation follow (in millions):
	December 31,
	2016	2015
Land	$435	$438
Buildings	5,540	5,504
Equipment	14,973	14,688
Construction in progress	1,482	1,206
	22,430	21,836
Accumulated depreciation	(9,884)	(9,188)
Total	$12,546	$12,648

Approximately $23 million, $35 million and $40 million of interest costs were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2016, 2015 and 2014, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At December 31, 2016 and 2015, the recorded value of precious metals totaled $3 billion in each period.  Depletion expense for precious metals in the years ended December 31, 2016, 2015 and 2014 was $20 million, $19 million and $21 million, respectively.

10.            Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2016 and 2015 were as follows (in millions):
	Display Technologies	Optical Communications	Specialty Materials	Life Sciences	All Other	Total

Balance at December 31, 2014	$134	$238	$198	$580		$1,150
Acquired goodwill (1)		220			$87	307
Measurement period adjustment		(7)				(7)
Foreign currency translation adjustment	(6)	(12)	(4)	(18)	(1)	(41)
Other (2)			(44)		15	(29)
Balance at December 31, 2015	$128	$439	$150	$562	$101	$1,380
Acquired goodwill (3)		205				205
Measurement period adjustment		(4)				(4)
Foreign currency translation adjustment	(2)	5		(4)	(3)	(4)
Balance at December 31, 2016	$126	$645	$150	$558	$98	$1,577

(1)
The Company completed four acquisitions in the Optical Communications segment during the first quarter of 2015 and one acquisition that is being reported in All Other in the fourth quarter of 2015.  Refer to Note 8 (Acquisitions) to the Consolidated Financial Statements for additional information on these acquisitions.

(2)
In the fourth quarter of 2015, Corning made a change to the internal reporting structure related to a small acquisition in 2014 originally recorded in the Specialty Materials segment, which is now being reported in All Other.  Additionally, a charge of $29 million for the impairment of goodwill related to this acquisition was recorded in the fourth quarter.

(3)	The Company completed two acquisitions in the Optical Communications segment during the year ended December 31, 2016 with total purchase price of $356 million.

Corning's gross goodwill balance for the fiscal years ended December 31, 2016 and 2015 were $8.1 billion and $7.9 billion, respectively.  Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2016 and 2015, respectively, and were generated primarily through goodwill impairments related to the Optical Communications segment.

10.            Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

Other intangible assets follow (in millions):
	December 31,
	2016			2015
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Amortized intangible assets:
Patents, trademarks & trade names	$360	$176	$184	$350	$162	$188
Customer list and other	761	149	612	621	103	518

Total	$1,121	$325	$796	$971	$265	$706

Amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased by $90 million during the year ended December 31, 2016, primarily due to acquisitions of $150 million and foreign currency translation adjustments of $4 million offset by amortization of $64 million.

Amortization expense related to these intangible assets is estimated to be $68 million annually for 2017 through 2019, $65 million annually for 2020 and 2021.

11.	Other Assets and Other Liabilities

Other assets follow (in millions):
	December 31,
	2016	2015
Current assets:
Derivative instruments	$435	$522
Other current assets	370	390
Other current assets	$805	$912

Non-current assets:
Derivative instruments	$146	$473
Contingent consideration asset	289	246
Other non-current assets	836	774
Other assets	$1,271	$1,493

11.	Other Assets and Other Liabilities (continued)

Other liabilities follow (in millions):
	December 31,
	2016	2015
Current liabilities:
Wages and employee benefits	$487	$491
Income taxes	150	53
Asbestos litigation	70	238
Derivative instruments	88	55
Other current liabilities	621	471
Other accrued liabilities	$1,416	$1,308

Non-current liabilities:
Asbestos litigation	$369	$440
Derivative instruments	282	88
Investment in Hemlock Semiconductor Group (1)	241
Defined benefit pension plan liabilities	692	672
Other non-current liabilities	1,221	1,042
Other liabilities	$2,805	$2,242

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

Customer Deposits

In December 2015, Corning announced that with the support of the Hefei government it will locate a Gen 10.5 glass manufacturing facility in the Hefei XinZhan General Pilot Zone in Anhui Province, China.  Glass substrate production from the new facility is expected to support mass production of LCD panels for large-size televisions beginning in 2018.

As part of this investment, Corning and a Chinese customer have entered into a long-term supply agreement that commits the customer to the purchase of Gen 10.5 glass substrates from the Corning manufacturing facility in Hefei.  This agreement stipulates that the customer will provide a non-refundable cash deposit in the amount of approximately $400 million to Corning to secure rights to an amount of glass that is produced by Corning over the next 10 years.  Corning has collected the full amount of this deposit, adjusted for foreign exchange movements, receiving $185 million of this deposit in 2016 and $197 million in 2015.   As glass is shipped to the customer, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2016 and 2015, there were no credit memoranda issued.

12.	Debt

(In millions)
	December 31,
	2016	2015

Current portion of long-term debt and short-term borrowings
Current portion of long-term debt	$256	$91
Commercial paper		481
Total current portion of long-term debt and short-term borrowings	$256	$572

Long-term debt
Debentures, 8.875%, due 2016		$64
Debentures, 1.45%, due 2017	$250	249
Debentures, 1.5%, due 2018	374	373
Debentures, 6.625%, due 2019	245	245
Debentures, 4.25%, due 2020	290	290
Debentures, 8.875%, due 2021	67	68
Debentures, 2.9%, due 2022	372	372
Debentures, 3.70%, due 2023	248	248
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99	99
Debentures, 6.85%, due 2029	167	168
Debentures, callable, 7.25%, due 2036	248	248
Debentures, 4.70%, due 2037	248	247
Debentures, 5.75%, due 2040	395	395
Debentures, 4.75%, due 2042	495	495
Other, average rate 5.02%, due through 2042	359	375
Total long-term debt	3,902	3,981
Less current portion of long-term debt	256	91
Long-term debt	$3,646	$3,890

At December 31, 2016 and 2015, the weighted-average interest rate on current portion of long-term debt was 1.5% and 7.0%, respectively.  At December 31, 2015, the weighted-average interest rate on commercial paper was 0.6%.  Corning did not have outstanding commercial paper at December 31, 2016.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.9 billion at December 31, 2016 and $4.1 billion at December 31, 2015.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

The following table shows debt maturities by year at December 31, 2016 (in millions)*:
2017	2018	2019	2020	2021	Thereafter

$256	$379	$254	$305	$67	$2,655

*	Excludes interest rate swap gains and bond discounts.

Debt Issuances and Retirements

2016
•
In the third quarter of 2016, Corning's Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.

12.	Debt (continued)

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

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company's long-term funding targets.  In 2016, we made voluntary cash contributions of $73 million to our domestic defined benefit pension plan and $16 million to our international pension plans.  In 2015, we made voluntary cash contributions of $65 million to our domestic defined benefit pension plan and $35 million to our international pension plans.  We are not subject to any mandatory contributions in 2017, and do not anticipate making voluntary cash contributions to our U.S. qualified pension plan.  We anticipate contributing up to $23 million to our international pension plans in 2017.

Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents.  Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements.  For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we have placed a "cap" on the amount we will contribute toward retiree medical coverage in the future.  The cap is equal to 120% of our 2005 contributions toward retiree medical benefits.  Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage.  This cap was attained for post-65 retirees in 2008 and has impacted their contribution rate in 2009 and going forward.  The pre-65 retirees triggered the cap in 2010, which has impacted their contribution rate in 2011 and going forward.  Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical benefits upon retirement; however, these employees will pay 100% of the cost.

13.            Employee Retirement Plans (continued)

Obligations and Funded Status
The change in benefit obligation and funded status of our employee retirement plans follows (in millions):
	Total pension benefits		Domestic pension benefits		International pension benefits
December 31,	2016	2015	2016	2015	2016	2015

Change in benefit obligation
Benefit obligation at beginning of year	$3,715	$3,809	$3,161	$3,222	$554	$587
Service cost	85	90	61	64	24	26
Interest cost	124	144	111	126	13	18
Plan participants' contributions	1	1	1	1
Actuarial loss (gain)	229	(95)	145	(87)	84	(8)
Other	(3)	(8)	1		(4)	(8)
Benefits paid	(210)	(188)	(191)	(165)	(19)	(23)
Foreign currency translation	(54)	(38)			(54)	(38)
Benefit obligation at end of year	$3,887	$3,715	$3,289	$3,161	$598	$554

Change in plan assets
Fair value of plan assets at beginning of year	$3,058	$3,263	$2,616	$2,814	$442	$449
Actual gain (loss) on plan assets	310	(108)	235	(111)	75	3
Employer contributions	125	116	104	77	21	39
Plan participants' contributions	1	1	1	1
Benefits paid	(210)	(188)	(191)	(165)	(19)	(23)
Foreign currency translation	(59)	(26)			(59)	(26)
Fair value of plan assets at end of year	$3,225	$3,058	$2,765	$2,616	$460	$442

Funded status at end of year
Fair value of plan assets	$3,225	$3,058	$2,765	$2,616	$460	$442
Benefit obligations	(3,887)	(3,715)	(3,289)	(3,161)	(598)	(554)
Funded status of plans	$(662)	$(657)	$(524)	$(545)	$(138)	$(112)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$35	$50			$35	$50
Current liability	(18)	(35)	$(13)	$(30)	(5)	(5)
Noncurrent liability	(679)	(672)	(511)	(515)	(168)	(157)
Recognized liability	$(662)	$(657)	$(524)	$(545)	$(138)	$(112)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$348	$332	$311	$305	$37	$27
Prior service cost (credit)	30	35	31	37	(1)	(2)
Amount recognized at end of year	$378	$367	$342	$342	$36	$25

The accumulated benefit obligation for defined benefit pension plans was $3.6 billion and $3.5 billion at December 31, 2016 and 2015, respectively.

13.            Employee Retirement Plans (continued)

	Postretirement benefits
December 31,	2016	2015

Change in benefit obligation
Benefit obligation at beginning of year	$763	$862
Service cost	9	13
Interest cost	26	33
Plan participants' contributions	8	7
Actuarial loss (gain)	16	(97)
Other	2	4
Benefits paid	(50)	(61)
Medicare subsidy received	2	2
Benefit obligation at end of year	$776	$763

Funded status at end of year
Fair value of plan assets	$0	$0
Benefit obligations	(776)	(763)
Funded status of plans	$(776)	$(763)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(39)	$(45)
Noncurrent liability	(737)	(718)
Recognized liability	$(776)	$(763)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$50	$33
Prior service credit	(15)	(19)
Amount recognized at end of year	$35	$14

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2016 and 2015 exceeded the fair value of plan assets (in millions):
	December 31,
	2016	2015

Projected benefit obligation	$3,607	$3,341
Fair value of plan assets	$2,787	$2,635

In 2016, the fair value of plan assets exceeded the projected benefit obligation for the United Kingdom and one of the South Korea pension plans.

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2016 and 2015 exceeded the fair value of plan assets (in millions):
	December 31,
	2016	2015

Accumulated benefit obligation	$3,285	$3,159
Fair value of plan assets	$2,786	$2,634

In 2016, the fair value of plan assets exceeded the accumulated benefit obligation for the United Kingdom and the South Korea pension plans.

13.            Employee Retirement Plans (continued)

The components of net periodic benefit expense for our employee retirement plans follow (in millions):
	Total pension benefits			Domestic pension benefits			International pension benefits
December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014

Service cost	$ 85	$ 90	$ 82	$ 61	$ 64	$ 55	$24	$26	$ 27
Interest cost	124	144	160	111	126	137	13	18	23
Expected return on plan assets	(165)	(178)	(174)	(153)	(166)	(159)	(12)	(12)	(15)
Amortization of prior service cost (credit)	6	6	6	6	7	7		(1)	(1)
Recognition of actuarial loss	67	165	29	55	162	4	12	3	25
Total net periodic benefit expense	$117	$227	$103	$ 80	$193	$ 44	$37	$34	$ 59
Settlement charge	1			1
Total expense	$118	$227	$103	$ 81	$193	$ 44	$37	$34	$ 59

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effects			$ (3)						$ (3)
Settlements	$ (2)	$ (1)	(2)	$ (2)				$(1)	(2)
Current year actuarial loss	84	191	212	63	$189	$198	$21	2	14
Recognition of actuarial (loss)	(64)	(165)	(29)	(55)	(162)	(4)	(9)	(3)	(25)
Current year prior service cost			25			25
Amortization of prior service (cost) credit	(6)	(6)	(6)	(6)	(7)	(7)		1	1
Total recognized in other comprehensive (income) loss	$ 12	$ 19	$197	$ 0	$ 20	$212	$12	$(1)	$(15)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$130	$246	$300	$ 81	$213	$256	$49	$33	$ 44

	Postretirement benefits
	2016	2015	2014

Service cost	$9	$13	$11
Interest cost	26	33	38
Amortization of net gain (loss)	(1)	3
Amortization of prior service credit	(4)	(7)	(6)
Total net periodic benefit expense	$30	$42	$43

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$15	$(96)	$49
Amortization of actuarial gain (loss)	1	(3)
Current year prior service credit			(5)
Amortization of prior service credit	5	7	6
Total recognized in other comprehensive loss (income)	$21	$(92)	$50

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$51	$(50)	$93

13.            Employee Retirement Plans (continued)

The Company expects to recognize $6 million of net prior service cost as a component of net periodic pension cost in 2017 for its defined benefit pension plans.  The Company expects to recognize $1 million of net actuarial gain and $3 million of net prior service credit as components of net periodic postretirement benefit cost in 2017.

Corning uses a hypothetical yield curve and associated spot rate curve to discount the plan's projected benefit payments.  Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value.  The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum, which also includes private placements as well as Eurobonds that are denominated in U.S. currency.  The curve is developed from yields on approximately 350-375 bonds from four grading sources, Moody's, S&P, Fitch and the Dominion Bond Rating Service.  A bond will be included if at least half of the grades from these sources are Aa, non-callable bonds.  The very highest 10% yields and the lowest 40% yields are excluded from the curve to eliminate outliers in the bond population.

Mortality is one of the key assumptions used in valuing liabilities of retirement plans.  It is used to assign a probability of payment for future plan benefits that are contingent upon participants' survival.  To make this assumption, benefit plan sponsors typically use a base mortality table and an improvement scale that adjusts the rates of mortality for future anticipated changes to historical death rates.  For the seven years prior to the year ended December 31, 2014, Corning utilized the RP 2000 mortality table with improvement Scale AA in performing valuations of its U.S. pension and OPEB liabilities.  On October 27, 2014, the Society of Actuaries ("SOA") published new mortality tables for benefit plan sponsors to consider when measuring their benefit plan costs and obligations.  These tables reflect the fact that life expectancies have improved since the last comprehensive study of mortality data was released in 2000.  Therefore, in the fourth quarter of 2014, Corning undertook a review of its mortality assumption for its U.S. benefit plans to determine if an update to our current mortality table was appropriate.  Based on the findings of this analysis, Corning believes that the RP-2014 table adjusted for Corning's experience with future improvements projected using scale BB-2D represents the best estimate of future mortality improvement for Corning's U.S. benefit plans.

Prior to the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning used the traditional, single weighted-average discount rate approach to develop the obligation, interest cost and service cost components of net periodic benefit cost for its defined benefit pension and OPEB plans.  The individual spot rates from the yield curve are used in measuring the pension plan projected benefit obligation (PBO) or OPEB plan accumulated postretirement benefit obligation (APBO) at the measurement date.  The benefit obligation is effectively calculated as the aggregate present value at the measurement date of each future benefit payment related to past service, with each payment discounted using a spot rate from a high-quality corporate bond yield curve that matches the duration of the benefit payment.  Under Corning's traditional, single weighted-average discount rate approach, a single weighted-average rate is developed from the approach described above and rounded to the nearest 25 basis points.  Traditionally, the weighted-average discount rate is determined at the plan measurement date, based on the same projected future benefit payments used in developing the benefit obligation.  The traditional single weighted-average discount rate represents the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the benefit obligation.

Beginning with the December 31, 2015 valuation of its defined benefit pension and OPEB plans, Corning changed its methodology of determining the service and interest cost components of net periodic pension and other postretirement benefit costs to a more granular approach.  Under the new approach the cash flows from each applicable pension and OPEB plan will be used to directly calculate the benefit obligation, service cost and interest cost using the spot rates from the applicable yield curve.

Moving to a more granular approach has a limited impact on the determination of the respective benefit obligations.  The only impacts will be as a result of the elimination of the rounding of the discount rate that occurred in the traditional approach and the use of specific cash flows for Corning's non-qualified pension plans, while separately applying the yield curve to each separate OPEB plan instead of aggregating the OPEB plan cash flows.  This change will result in a decrease in the interest cost and service cost components of net periodic pension and OPEB costs.  For the year ended December 31, 2017, net periodic pension and OPEB costs will be lower by approximately $23 million and $5 million, respectively, due to this change.  For Corning's pension plans, this change will increase the immediate recognition of actuarial losses (or decrease the immediate recognition of actuarial gains), due to Corning's previous election to immediately recognize actuarial gains and losses outside of the corridor.  For Corning's OPEB plans, this change will increase the accumulated other comprehensive income (AOCI) account balance due to the accumulation of lower actuarial gains or higher actuarial losses.  Over time, the amortization of the actuarial losses from AOCI will begin to reduce the savings from the lower interest cost and service cost.

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

The weighted-average assumptions used to determine benefit obligations at December 31 follow:
	Pension benefits
	Domestic			International			Postretirement benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.01%	4.24%	4.00%	2.29%	3.23%	3.21%	4.07%	4.31%	4.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.97%	3.92%	3.88%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:
	Pension benefits
	Domestic			International			Postretirement benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.24%	4.00%	4.75%	3.23%	3.21%	4.08%	4.31%	4.00%	4.75%
Expected return on plan assets	6.00%	6.00%	6.25%	2.89%	2.97%	4.12%
Rate of compensation increase	3.50%	3.50%	4.00%	3.92%	3.88%	3.85%

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes.  Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2016	2015
Health care cost trend rate assumed for next year	6.75%	7%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):
	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost (credit)	$ 3	$ (3)
Effect on postretirement benefit obligation	$55	$(45)

Plan Assets
Corning's expected long-term rates of return on plan assets reflect the average rates of earnings expected on the funds invested to provide for the benefits included in our domestic and international projected benefit obligations.  We based these rates on asset/liability forecast modeling, which is based on our current asset allocation, the return and standard deviation for each asset class, current market conditions and transitions from current conditions to long-term returns.

The Company's overall investment strategy is to obtain sufficient return to offset or exceed inflation and provide adequate liquidity to meet the benefit obligations of the pension plan.  Investments are made in public securities to ensure adequate liquidity to support benefit payments.  Domestic and international stocks and bonds provide diversification to the portfolio.  The target allocation range for global equity investment is 20%-25% which includes large, mid and small cap companies and investments in both developed and emerging markets.  The target allocation for bond investments is 60%, which predominately includes corporate bonds.  Long duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates.  The target allocation range for non-public investments in private equity and real estate is 5%-15%, and is used to enhance returns and offer additional asset diversification.  The target allocation range for commodities is 0%-5%, which provides some inflation protection to the portfolio.

13.            Employee Retirement Plans (continued)

The following tables provide fair value measurement information for the Company's major categories; Level 1 (quoted market prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) of our domestic defined benefit plan assets:
	December 31, 2016				December 31, 2015
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$318	$47	$271		$336	$51	$285
International companies	340	90	250		322	79	243

Fixed income:
U.S. corporate bonds	1,608	175	1,433		1,566	158	1,408

Private equity (1)	137			$137	163			$163
Real estate (2)	150			150	61			61
Cash equivalents	100	100			71	71
Commodities (3)	112		112		97		97
Total	$2,765	$412	$2,066	$287	$2,616	$359	$2,033	$224

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

The following tables provide fair value measurement information for the Company's major categories; Level 1 (quoted market prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) of our international defined benefit plan assets:
	December 31, 2016				December 31, 2015
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$7		$7		$7		$7
International companies	26		26		23		23

Fixed income:
International fixed income	385	$321	64		347	$286	61

Insurance contracts	2			$2	3			$3
Mortgages					2			2
Cash equivalents	40	40			60	60
Total	$460	$361	$97	$2	$442	$346	$91	$5

13.            Employee Retirement Plans (continued)

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2016 and 2015:
	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2016		Year ended December 2016
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2015	$163	$61	$2	$3

Actual return on plan assets relating to assets still held at the reporting date	14	(7)
Transfers in and/or out of level 3	(40)	96	(2)	(1)
Ending balance at December 31, 2016	$137	$150	$0	$2

	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2015		Year ended December 2015
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2014	$192	$84	$7	$5

Actual return on plan assets relating to assets still held at the reporting date	16	12
Transfers in and/or out of level 3	(45)	(35)	(5)	(2)
Ending balance at December 31, 2015	$163	$61	$2	$3

Credit Risk
58% of domestic plan assets are invested in long duration bonds.  The average rating for these bonds is A.  These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for asset-backed securities) would result in a decline in the value of the bonds.  These bonds are also subject to default risk.

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

At December 31, 2016 and 2015, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data
In 2017, we do not anticipate making voluntary cash contributions to our domestic defined benefit plan and expect to make voluntary contributions of approximately $23 million to our international defined benefit plans.

13.            Employee Retirement Plans (continued)

The following reflects the gross benefit payments that are expected to be paid for our domestic and international defined benefit pension plans, the postretirement medical and life plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):
Expected benefit payments
	Domestic pension benefits	International pension benefits	Postretirement benefits	Expected federal subsidy payments postretirement benefits
2017	$ 182	$ 19	$ 43	$ 3
2018	$ 189	$ 24	$ 42	$ 3
2019	$ 196	$ 24	$ 42	$ 3
2020	$ 201	$ 27	$ 42	$ 3
2021	$ 206	$ 27	$ 43	$ 3
2022-2026	$1,118	$172	$215	$17

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements.  Total consolidated defined contribution plan expense was $56 million, $53 million and $62 million for the years ended December 31, 2016, 2015 and 2014, respectively.

14.            Commitments, Contingencies and Guarantees

The amounts of our obligations follow (in millions):
		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$178	$102	$2		$74
Stand-by letters of credit (1)	51	44		$1	6
Credit facility to equity company	30	30
Loan guarantees	8		1		7
Subtotal of commitment expirations per period	$267	$176	$3	$1	$87

Purchase obligations (6)	$231	$127	$81	$20	$3
Capital expenditure obligations (2)	378	378
Total debt (3)	3,557	250	625	362	2,320
Interest on long-term debt (4)	2,222	162	299	259	1,502
Capital leases and financing obligations	359	6	8	10	335
Imputed interest on capital leases and financing obligations	231	18	36	36	141
Minimum rental commitments	545	68	111	76	290
Amended PCC Plan (7)	290	70	85	85	50
Uncertain tax positions (5)	48
Subtotal of contractual obligation payments due by period (5)	$7,861	$1,079	$1,245	$848	$4,641
Total commitments and contingencies (5)	$8,128	$1,255	$1,248	$849	$4,728

(1)	At December 31, 2016, $39 million of the $51 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(3)	Total debt above is stated at maturity value, and excludes interest rate swap gains/losses and bond discounts.
(4)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(5)	At December 31, 2016, $48 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when any of that amount will become payable.
(6)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.
(7)	See Note 7 (Investments) to the Consolidated Financial Statements for additional details.

14.            Commitments, Contingencies and Guarantees (continued)

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

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2016 follow (in millions):
2017	2018	2019	2020	2021	2022 and thereafter

$68	$63	$48	$40	$36	$290

Total rental expense was $105 million for 2016, $94 million for 2015 and $92 million for 2014.

Product warranty liability accruals at December 31, 2016 and December 31, 2015 are insignificant.

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning's consolidated financial position, liquidity, or results of operations, is remote.  Other than certain asbestos related claims, there are no other material loss contingencies related to litigation.

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2016 and December 31, 2015, Corning had accrued approximately $43 million (undiscounted) and $37 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At December 31, 2016, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

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

Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan, and the euro.  We seek to mitigate the impact of exchange rate movements in our income statement by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts.  In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.

15.            Hedging Activities (continued)

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining a diverse group of highly-rated major international financial institutions.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  The Company qualified for and elected the end-user exception to the mandatory swap clearing requirement of the Dodd-Frank Act.

Cash Flow Hedges
Our cash flow hedging activities utilize OTC foreign exchange forward contracts and options to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  Our cash flow hedging activity also uses interest rate swaps to reduce the risk of increases in benchmark interest rates on the probable issuance of debt and associated interest payments.  In the fourth quarter of 2014, the Company entered into interest rate swap agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges.  In the first quarter of 2015, these interest rate swaps were settled prior to the issuance of the anticipated debt.  Because the Company continued to anticipate that the debt issuance would occur, it entered into two interest rate swap agreements in the first quarter of 2015 to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated issuance.  The instruments were designated as cash flow hedges, and were settled on May 5, 2015.  Concurrent with the settlement of the interest rate swap agreements, Corning issued $375 million of 1.50% senior unsecured notes that mature on May 8, 2018 and $375 million of 2.90% senior unsecured notes that mature on May 15, 2022.

Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Through December 31, 2016, the hedge ineffectiveness related to these instruments is not material.  Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive income (loss) on the consolidated balance sheet until such time as the hedged item impacts earnings.  At December 31, 2016, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax net loss of $28 million.

Fair Value Hedges
In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings in the other (expense) income, net component, relative to ineffectiveness, is nominal for the year ended December 31, 2016.

Net gains and losses from fair value hedges and the effects of the corresponding hedged item are recorded on the same line item in the consolidated statements of income.

Undesignated Hedges
Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries' monetary assets, monetary liabilities and net earnings in foreign currencies.

A significant portion of the Company's non-U.S. revenues and expenses are denominated in Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan and euro.  When these revenues and expenses are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements.  To protect translated earnings against movements in these currencies, the Company has entered into a series of zero-cost collars and average rate forwards.

With a zero-cost collar structure, the Company writes a local currency call option and purchases a local currency put option or vice versa.  The zero-cost collars offset the impact of translated earnings above the put price and below the call strike price and that offset is reported in Translated earnings contract (loss) gain, net.  The Company entered into a series of zero-cost collars, settling quarterly, to hedge the effect of translation impact for each respective quarter. The zero-cost collar program hedges exposures through 2022 and 2017 for the Japanese yen and Korean won, respectively.  Due to the nature of the instruments, only either the put option or the call option can be exercised at maturity.  As of December 31, 2016, the U.S. dollar net notional value of the Japanese yen and Korean won zero-cost collars is $1 billion.

15.            Hedging Activities (continued)

The Company extended its foreign exchange hedge program in 2016 and entered into a series of average rate forwards.  These will hedge a significant portion of its projected yen exposure for the period of 2018-2022.  As of December 31, 2016, the U.S. dollar net notional value of the yen average rate forwards program is $14 billion.  The average rate forward program was also expanded to partially hedge the impact of the South Korean won, New Taiwan dollar, Chinese yuan and euro translation on the Company's projected net income.  As of December 31, 2016 these average rate forwards have a total notional value of $1 billion.  The entire average rate forward program will settle net without obligation to deliver Japanese yen, Korean won, New Taiwan dollar, Chinese yuan and euro.

The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.  Changes in the fair value of the derivative contracts are recorded currently in earnings in the Translated earnings contract (loss) gain, net line of the Consolidated Statement of Income.

The following table summarizes the notional amounts and respective fair values of Corning's derivative financial instruments on a gross basis for December 31, 2016 and December 31, 2015 (in millions):
			Asset derivatives			Liability derivatives
	Notional amount		Balance sheet location	Fair value		Balance sheet location	Fair value
	2016	2015		2016	2015		2016	2015

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$458	$782	Other current assets	$1	$5	Other accrued liabilities	$(29)	$(10)
			Other assets		1	Other liabilities		(23)

Interest rate contracts	550	550	Other assets			Other liabilities	(5)	(4)
Derivatives not designated as hedging instruments

Foreign exchange contracts, other	890	1,095	Other current assets	11	6	Other accrued liabilities	(7)	(12)

Translated earnings contracts	16,711	11,972	Other current assets	423	511	Other accrued liabilities	(52)	(33)
			Other assets	146	472	Other liabilities	(277)	(61)

Total derivatives	$18,609	$14,399		$581	$995		$(370)	$(143)

(1)	Cash flow hedges with a typical duration of 24 months or less.

15.            Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning's derivative financial instruments (in millions):
	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging relationships	(Loss)/gain recognized in other comprehensive income (OCI)			Location of gain/(loss) reclassified from accumulated OCI into income effective/ineffective	Gain/(loss) reclassified from accumulated OCI into income ineffective/effective (1)
	2016	2015	2014		2016	2015	2014

Cash flow hedges
-				Net sales	$4	$20	$3
Interest rate hedge		$(7)	$(3)	Cost of sales	(36)	6	7
Foreign exchange contracts	$(33)	(17)	20	Other (expense) income, net	(2)

Total cash flow hedges	$(33)	$(24)	$17		$(34)	$26	$10

		Gain (loss) recognized in income
Undesignated derivatives	Location of gain/(loss) recognized in income	2016	2015	2014

Foreign exchange contracts – balance sheet	Translated earnings contract gain (loss), net	$4	$8	$29
Foreign exchange contracts – loans	Translated earnings contract (loss) gain, net	(31)	(3)	13
Translated earnings contracts	Translated earnings contract (loss) gain, net	(448)	80	1,369

Total undesignated		$(475)	$85	$1,411

(1)	There were no material amounts of ineffectiveness for 2016 and 2015.

16.            Fair Value Measurements

Fair value standards under U.S. GAAP define fair value, establish a framework for measuring fair value in applying generally accepted accounting principles, and require disclosures about fair value measurements.  The standards also identify two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable.  Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company's own market assumptions.  Once inputs have been characterized, the inputs are prioritized into one of three broad levels (provided in the table below) used to measure fair value.  Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.

16.            Fair Value Measurements (continued)

The following tables provide fair value measurement information for the Company's major categories of financial assets and liabilities measured on a recurring basis:
		Fair value measurements at reporting date using
(in millions)	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current assets:
Short-term investments
Other current assets (1)	$435		$435
Non-current assets:
Other assets (1)(2)	$464		$175	$289

Current liabilities:
Other accrued liabilities (1)	$ 88		$ 88
Non-current liabilities:
Other liabilities (1)	$282		$282

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)
Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and a contingent consideration asset which was measured by applying an option pricing model using projected future Corning Precision Materials' revenue.

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

	Level 3 Roll-Forward – Other Assets
(in millions)	2016	2015

Beginning balance	$246	$445
Unrealized gains (loss)	43	13
Transfer in (out) of level 3		(212)
Ending balance	$289	$246

16.            Fair Value Measurements (continued)

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement potentially requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the potential receipt of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company's projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning's results in the period of the change.

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

As of December 31, 2016 and 2015, the fair value of the potential receipt of the contingent consideration in 2018 was $289 million and $246 million, respectively.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the years ended December 31, 2016 and 2015.

17.            Shareholders' Equity

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

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company's Board of Directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning's common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2016, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the acquisition of Samsung Corning Precision Materials, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

17.            Shareholders' Equity (continued)

Share Repurchases

2014 Share Repurchases
On March 4, 2014, as part of the $2 billion share repurchase program announced on October 22, 2013 and made effective concurrent with the closing of Corning's acquisition of Samsung Corning Precision Materials on January 15, 2014 (the "March 2014 Repurchase Program"), Corning entered into an ASR agreement (the "2014 ASR agreement") with Citibank N.A. ("Citi").  Under the 2014 ASR agreement, Corning agreed to purchase $1.25 billion of its common stock, with an initial delivery by Citi of 52.5 million shares based on the current market price, and payment of $1.25 billion made by Corning to Citi.  The 2014 ASR agreement was completed on May 28, 2014, and Corning received an additional 8.7 million shares to settle the 2014 ASR agreement.  In total, Corning repurchased 61.2 million shares based on the average daily volume weighted-average price of Corning's common stock during the term of the 2014 ASR agreement, less a discount.

In addition to the shares repurchased through the 2014 ASR agreement, in the year ended December 31, 2014, we repurchased 36.9 million shares of common stock on the open market for approximately $750 million, as part of the March 2014 Repurchase Program.  This program was completed in the fourth quarter of 2014, with a total of 98.1 million shares repurchased for approximately $2 billion.

On December 3, 2014, Corning's Board of Directors authorized the repurchase of up to $1.5 billion shares of common stock (the "December 2014 Repurchase Program") between the date of announcement and December 31, 2016.

2015 Share Repurchases
On July 15, 2015, Corning's Board of Directors approved a $2 billion share repurchase program (the "July 2015 Repurchase Program") and on October 26, 2015 the Board of Directors authorized an additional $4 billion share repurchase program (together with the July 2015 Repurchase Program, the "2015 Repurchase Programs").  The 2015 Repurchase Programs permit Corning to effect repurchases from time to time through a combination of open market repurchases, privately negotiated transactions, advance repurchase agreements and/or other arrangements.

On October 28, 2015, Corning entered into an ASR with Morgan Stanley and Co. LLC ("Morgan Stanley")  to repurchase $1.25 billion of Corning's common stock (the "2015 ASR agreement").  The 2015 ASR was executed under the July 2015 Repurchase Program.  Under the 2015 ASR agreement, Corning made a $1.25 billion payment to Morgan Stanley on October 29, 2015 and received an initial delivery of approximately 53.1 million shares of Corning common stock from Morgan Stanley on the same day.  On January 19, 2016, the 2015 ASR agreement was completed.  Corning received an additional 15.9 million shares on January 22, 2016 to settle the 2015 ASR agreement.  In total, Corning purchased 69 million shares based on the average daily volume weighted-average price of Corning's common stock during the term of the 2015 ASR agreement, less a discount.

In addition to the shares repurchased through the 2015 ASR agreement, we repurchased 98 million shares of common stock on the open market for approximately $2 billion, as part of the December 2014 Repurchase Program and the July 2015 Repurchase Program, resulting in a total of 167 million shares repurchased for $3.25 billion during 2015.

2016 Share Repurchases
In July 2016, Corning entered into an accelerated share repurchase agreement (the "2016 ASR agreement") under the 2015 Repurchase Program with Morgan Stanley to repurchase Corning's common stock.   Under the 2016 ASR agreement, Corning made a $2.0 billion payment to Morgan Stanley in July and received an initial delivery of approximately 74.4 million shares of Corning common stock on the same day.  The transaction was structured with two tranches resulting in a total of 12.3 million shares being delivered to Corning in the fourth quarter of 2016, for a total of 86.7 million shares repurchased under the 2016 ASR agreement.

In addition to the 2016 ASR agreement, during the year ended December 31, 2016, the Company repurchased 110 million shares of common stock on the open market for approximately $2.2 billion as part of its 2015 Repurchase Programs, resulting in a total of 197.1 million shares repurchased for $4.2 billion during 2016.

17.            Shareholders' Equity (continued)

The following table presents changes in capital stock for the period from January 1, 2014 to December 31, 2016 (in millions):
	Common stock		Treasury stock
	Shares	Par value	Shares	Cost

Balance at December 31, 2013	1,661	$831	(262)	$(4,099)

Shares issued to benefit plans and for option exercises	11	5		(2)
Shares purchased for treasury			(135)	(2,612)
Other, net			(1)	(14)
Balance at December 31, 2014 (1)	1,672	$836	(398)	$(6,727)

Shares issued to benefit plans and for option exercises	9	4		(1)
Shares purchased for treasury			(151)	(2,978)
Other, net			(2)	(19)
Balance at December 31, 2015	1,681	$840	(551)	$(9,725)

Shares issued to benefit plans and for option exercises	10	6		(2)
Shares purchased for treasury			(214)	(4,409)
Other, net				(16)
Balance at December 31, 2016	1,691	$846	(765)	$(14,152)

(1)
On January 15, 2014, in conjunction with the acquisition of Corning Precision Materials, Corning issued 2,300 Fixed Rate Cumulative Convertible Preferred Stock, Series A ("Preferred Stock"), par value $100 per share, at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  There have been no further issuances or conversions of Preferred Stock since 2014.

17.            Shareholders' Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee's accumulated other comprehensive income (loss), is as follows (in millions) (1):
	Foreign currency translation adjustments and other	Unamortized actuarial gains (losses) and prior service (costs) credits	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2013	$492	$(428)	$(14)	$(6)	$44
Other comprehensive (loss) income before reclassifications (4)	(821)	(172)	4	10	(979)
Amounts reclassified from accumulated other comprehensive income (loss) (2)(8)		18	1	(6)	13
Equity method affiliates (3)	(252)	(127)	(6)		(385)
Net current-period other comprehensive (loss) income	(1,073)	(281)	(1)	4	(1,351)
Balance at December 31, 2014	$(581)	$(709)	$(15)	$(2)	$(1,307)

Other comprehensive (loss) income before reclassifications (5)	$(487)	$(59)		$(18)	$(564)
Amounts reclassified from accumulated other comprehensive income (loss) (2)		105	$1	(20)	86
Equity method affiliates (3)	(103)	75		2	(26)
Net current-period other comprehensive (loss) income	(590)	121	1	(36)	(504)
Balance at December 31, 2015	$(1,171)	$(588)	$(14)	$(38)	$(1,811)

Other comprehensive income before reclassifications (6)	$(89)	$(63)	$(2)	$(21)	$(175)
Amounts reclassified from accumulated other comprehensive income (loss) (2)		40		22	62
Equity method affiliates (3)(7)	(15)	264	(1)		248
Net current-period other comprehensive (loss) income	(104)	241	(3)	1	135
Balance at December 31, 2016	$(1,275)	$(347)	$(17)	$(37)	$(1,676)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Tax effects of reclassifications are disclosed separately in this Note 17.
(3)	Tax effects related to equity method affiliates are not significant in the reported periods except for the tax expense of $20 million related to the pension component in 2016.
(4)
Amounts are net of total tax benefit of $96 million, including $(7) million related to the hedges component and $104 million related to the retirement plans component and $(1) million related to the investments component.

(5)	Amounts are net of total tax benefit of $41 million, including $35 million related to the retirement plans component and $6 million related to the hedges component.
(6)
Amounts are net of total tax benefit of $52 million, including $36 million related to the retirement plans component, $12 million related to the hedges component, $3 million related to the foreign currency translation adjustments, and $1 million related to the investments component.

(7)
Most of the changes in equity method affiliate accumulated other comprehensive income components in 2016 relate to disposal transactions with amounts reclassified to the income statement.  See Note 7 (Investments) and Note 8 (Acquisitions) to the Consolidated Financial Statements for more information on the Dow Corning realignment, the PCE disposition and the acquisition of the remaining equity interest of Samsung Corning Precision Materials.

17.            Shareholders' Equity (continued)

(In millions)
Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component (1)
Details about AOCI Components	Amount reclassified from AOCI			Affected line item in the consolidated statements of income
	Years ended December 31,
	2016	2015	2014

Amortization of net actuarial loss	$(62)	$(168)	$(29)	(2)
Amortization of prior service (cost) credit	(1)	1		(2)
	(63)	(167)	(29)	Total before tax
	23	62	11	Tax benefit
	$(40)	$(105)	$(18)	Net of tax

Realized gains (losses) on investments		$(1)	$(1)	Other income (expense), net
				Tax expense
		$(1)	$(1)	Net of tax

Realized (losses) gains on designated hedges	$4	$20	$3	Sales
	(36)	6	7	Cost of sales
	(2)			Other expense (income), net
	(34)	26	10	Total before tax
	12	(6)	(4)	Tax benefit (expense)
	$(22)	$20	$6	Net of tax

Total reclassifications for the period	$(62)	$(86)	$(13)	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
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

The reconciliation of the amounts used to compute basic and diluted earnings per common share from operations follows (in millions, except per share amounts):
	Years ended December 31,
	2016	2015	2014
Net income attributable to Corning Incorporated	$3,695	$1,339	$2,472
Less: Series A convertible preferred stock dividend	98	98	94
Net income available to common stockholders - basic	3,597	1,241	2,378
Plus: Series A convertible preferred stock dividend	98	98	94
Net income available to common stockholders - diluted	$3,695	$1,339	$2,472

Weighted-average common shares outstanding - basic	1,020	1,219	1,305
Effect of dilutive securities:
Stock options and other dilutive securities	9	9	12
Series A convertible preferred stock	115	115	110
Weighted-average common shares outstanding - diluted	1,144	1,343	1,427
Basic earnings per common share	$3.53	$1.02	$1.82
Diluted earnings per common share	$3.23	$1.00	$1.73

Anti-dilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	15	22	24
Accelerated share repurchase forward contract		15	3
Total	15	37	27

19.            Share-based Compensation

Stock Compensation Plans

Corning maintains long-term incentive plans (the "Plans") for key employees and non-employee members of our Board of Directors.  The Plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards).  At December 31, 2016, there were approximately 69 million unissued common shares available for future grants under the Plans.

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

Total share-based compensation cost of $42 million, $46 million and $58 million was disclosed in operating activities on the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, respectively.

19.            Share-based Compensation (continued)

Stock Options

Corning's stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the year ended December 31, 2016:
	Number of shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2015	42,738	$19.40
Granted	1,680	20.01
Exercised	(8,549)	16.16
Forfeited and expired	(4,362)	25.97
Options outstanding as of December 31, 2016	31,507	19.40	3.79	$160,932
Options expected to vest as of December 31, 2016	31,469	19.40	3.79	160,794
Options exercisable as of December 31, 2016	26,723	19.15	2.98	144,236

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price on December 30, 2016, which would have been received by the option holders had all option holders exercised their "in-the-money" options as of that date.  The total number of "in-the-money" options exercisable on December 31, 2016, was approximately 18 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2016, 2015 and 2014 was $6.31, $7.99 and $8.29, respectively.  The total fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was approximately $22 million, $36 million and $16 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2016, 2015 and 2014, was approximately $11 million, $14 million and $22 million, respectively.

As of December 31, 2016, there was approximately $6 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.7 years.

Proceeds received from the exercise of stock options were $138 million for the year ended December 31, 2016, which were included in financing activities on the Company's Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was approximately $53 million, $48 million and $69 million, respectively.  The income tax benefit realized from share-based compensation was not significant for the years ended December 31, 2016, 2015 and 2014.  Refer to Note 6 (Income Taxes).

An award is considered vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach").  Awards to retirement eligible employees are fully vested at the date of grant, and the related compensation expense is recognized immediately upon grant or over the period from the grant date to the date of retirement eligibility for employees that become age 55 during the vesting period.

Corning uses a multiple-point Black-Scholes valuation model to estimate the fair value of stock option grants.  Corning utilizes a blended approach for calculating the volatility assumption used in the multiple-point Black-Scholes valuation model defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term, and the most recent 15-year historical volatility.  The expected term assumption is the period of time the options are expected to be outstanding, and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options.  The risk-free rates used in the multiple-point Black-Scholes valuation model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option's expected term.  The ranges given below reflect results from separate groups of employees exhibiting different exercise behavior.

19.            Share-based Compensation (continued)

The following inputs were used for the valuation of option grants under our Stock Option Plans:
	2016			2015			2014
Expected volatility	37.1	-	43.1%	43.6	-	44.9%	45.4	-	46.2%
Weighted-average volatility	37.1	-	43.1%	43.6	-	44.9%	45.4	-	46.2%
Expected dividends	2.28	-	2.94%	1.92	-	2.68%	1.90	-	2.09%
Risk-free rate	1.4	-	2.1%	1.9	-	2.1%	2.0	-	2.2%
Average risk-free rate	1.4	-	2.1%	1.9	-	2.1%	2.0	-	2.2%
Expected term (in years)	7.4	-	7.4	7.2	-	7.2	7.2	-	7.2
Pre-vesting departure rate	0.6	-	0.6%	0.6	-	0.6%	0.5	-	0.5%

Incentive Stock Plans

The Corning Incentive Stock Plan permits restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.  Restricted stock and restricted stock units under the Incentive Stock Plan are granted at the closing market price on the grant date, contingently vest over a period of generally one to ten years, and generally have contractual lives of one to ten years.  The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plan is based on the grant date closing price of the Company's stock.

Time-Based Restricted Stock and Restricted Stock Units:

Time-based restricted stock and restricted stock units are issued by the Company on a discretionary basis, and are payable in shares of the Company's common stock upon vesting.  The fair value is based on the closing market price of the Company's stock on the grant date.  Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

The following table represents a summary of the status of the Company's non-vested time-based restricted stock and restricted stock units as of December 31, 2015, and changes which occurred during the year ended December 31, 2016:
	Shares (000's)	Weighted- average grant-date fair value
Non-vested shares and share units at December 31, 2015	5,242	$17.91
Granted	1,518	20.80
Vested	(2,014)	14.78
Forfeited	(106)	20.58
Non-vested shares and share units at December 31, 2016	4,640	$20.15

As of December 31, 2016, there was approximately $25 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of time-based restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was approximately $27 million, $32 million and $32 million, respectively.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $31 million, $32 million and $36 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as "All Other."  This group is primarily comprised of the results of Corning's Pharmaceutical Technologies business, our non-LCD glass business, new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment's net income.  We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information.  Segment net income may not be consistent with measures used by other companies.  The accounting policies of our reportable segments are the same as those applied in the Consolidated Financial Statements.

20.            Reportable Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)
	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total
For the year ended December 31, 2016
Net sales	$3,238	$3,005	$1,032	$1,124	$839	$152	$9,390
Depreciation (1)	$598	$175	$129	$109	$58	$50	$1,119
Amortization of purchased intangibles		$35			$20	$8	$63
Research, development and engineering expenses (2)	$45	$147	$102	$126	$24	$191	$635
Restructuring, impairment and other charges	$4	$5	$5	$12	$3	$40	$69
Equity in earnings (loss) of affiliated companies	$1					$(6)	$(5)
Income tax (provision) benefit	$(372)	$(129)	$(65)	$(85)	$(28)	$114	$(565)
Net income (loss) (3)	$935	$245	$133	$174	$58	$(240)	$1,305
Investment in affiliated companies, at equity	$41	$(1)	$32			$252	$324
Segment assets (4)	$8,032	$2,010	$1,267	$1,604	$504	$750	$14,167
Capital expenditures	$464	$245	$97	$120	$39	$56	$1,021

For the year ended December 31, 2015
Net sales	$3,086	$2,980	$1,053	$1,107	$821	$64	$9,111
Depreciation (1)	$605	$163	$125	$112	$60	$43	$1,108
Amortization of purchased intangibles		$32			$20	$1	$53
Research, development and engineering expenses (2)	$105	$138	$93	$113	$23	$186	$658
Equity in earnings (loss) of affiliated companies	$(9)					$17	$8
Income tax (provision) benefit	$(499)	$(115)	$(78)	$(85)	$(30)	$89	$(718)
Net income (loss) (3)	$1,095	$237	$161	$167	$61	$(202)	$1,519
Investment in affiliated companies, at equity	$43	$1	$32			$261	$337
Segment assets (4)	$8,344	$1,783	$1,288	$1,407	$514	$738	$14,074
Capital expenditures	$594	$171	$117	$88	$32	$57	$1,059

For the year ended December 31, 2014
Net sales	$3,851	$2,652	$1,092	$1,205	$862	$53	$9,715
Depreciation (1)	$676	$154	$119	$113	$60	$31	$1,153
Amortization of purchased intangibles		$10			$22		$32
Research, development and engineering expenses (2)	$138	$141	$91	$140	$22	$177	$709
Restructuring, impairment and other charges	$50	$17			$1		$68
Equity in earnings (loss) of affiliated companies	$(20)		$2			$18
Income tax (provision) benefit	$(608)	$(111)	$(89)	$(75)	$(33)	$83	$(833)
Net income (loss) (3)	$1,396	$194	$178	$138	$67	$(198)	$1,775
Investment in affiliated companies, at equity	$63	$2	$32			$214	$311
Segment assets (4)	$8,863	$1,737	$1,297	$1,288	$553	$518	$14,256
Capital expenditures	$492	$145	$173	$104	$30	$101	$1,045

(1)	Depreciation expense for Corning's reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)
Many of Corning's administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

(4)	Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation, and associated equity companies and cost investments.

20.            Reportable Segments (continued)

A reconciliation of reportable segment net income (loss) to consolidated net income follows (in millions):
	Years ended December 31,
	2016	2015	2014
Net income of reportable segments	$1,545	$1,721	$1,973
Net loss of All Other	(240)	(202)	(198)
Unallocated amounts:
Net financing costs (1)	(107)	(111)	(113)
Share-based compensation expense	(42)	(46)	(58)
Exploratory research	(107)	(109)	(102)
Corporate contributions	(49)	(52)	(43)
Gain on realignment of equity investment	2,676
Equity in earnings of affiliated companies, net of impairments (2)	292	291	269
Unrealized (loss) gain on translated earnings contracts	(649)	(573)	1,095
Resolution of Department of Justice investigation	(98)
Income tax benefit (provision)	573	568	(267)
Other corporate items	(99)	(148)	(84)
Net income	$3,695	$1,339	$2,472

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)	Primarily represents the equity earnings of Hemlock Semiconductor Group in 2016, and Dow Corning in 2015 and 2014.

A reconciliation of reportable segment assets to consolidated total assets follows (in millions):
	December 31,
	2016	2015	2014
Total assets of reportable segments	$13,417	$13,336	$13,738
Non-reportable segments	750	738	518
Unallocated amounts:
Current assets (1)	6,070	5,488	7,402
Investments (2)	12	1,638	1,490
Property, plant and equipment, net (3)	1,681	1,692	1,657
Other non-current assets (4)	5,969	5,635	5,258
Total assets	$27,899	$28,527	$30,063

(1)	Includes current corporate assets, primarily cash, short-term investments, current portion of long-term derivative assets and deferred taxes.
(2)	Primarily represents the equity earnings of Dow Corning.
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets, long-term derivative assets and deferred taxes.

For the year ended December 31, 2016, the following number of customers, which individually accounted for 10% or more of each segment's sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 65% of total segment sales.
•	In the Optical Communications segment, one customer accounted for 15% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 85% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 56% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 46% of total segment sales.

20.            Reportable Segments (continued)

Selected financial information concerning the Company's product lines and reportable segments follow (in millions):
	Years Ended December 31,
Revenues from External Customers	2016	2015	2014
Display Technologies	$3,238	$3,086	$3,851

Optical Communications
Carrier network	2,274	2,194	2,036
Enterprise network	731	786	616

Total Optical Communications	3,005	2,980	2,652

Environmental Technologies
Automotive and other	585	528	528
Diesel	447	525	564

Total Environmental Technologies	1,032	1,053	1,092

Specialty Materials
Corning Gorilla Glass	807	810	846
Advanced optics and other specialty glass	317	297	359

Total Specialty Materials	1,124	1,107	1,205

Life Sciences
Labware	512	512	536
Cell culture products	327	309	326

Total Life Science	839	821	862

All Other	152	64	53
	$9,390	$9,111	$9,715

20.            Reportable Segments (continued)

Information concerning principal geographic areas was as follows (in millions):
	2016		2015		2014
	Net sales (2)	Long- lived assets (1)	Net sales (2)	Long- lived assets (1)	Net sales (2)	Long- lived assets (1)

North America
United States	$2,625	$6,473	$2,719	$8,241	$2,275	$7,998
Canada	282	142	244	144	311
Mexico	50	134	37	135	35	50
Total North America	2,957	6,749	3,000	8,520	2,621	8,048

Asia Pacific
Japan	450	1,008	440	1,160	608	1,311
Taiwan	840	2,347	841	2,301	1,092	2,005
China	2,083	1,140	1,869	1,036	1,893	1,115
Korea	1,444	3,413	1,501	3,552	1,882	3,595
Other	363	167	331	98	308	109
Total Asia Pacific	5,180	8,075	4,982	8,147	5,783	8,135

Europe
Germany	363	154	326	189	397	217
France	83	266	90	263	81	277
United Kingdom	182	41	164	47	187	47
Other	352	1,047	311	987	369	1,109
Total Europe	980	1,508	891	1,486	1,034	1,650

All Other	273	44	238	36	277	55
Total	$9,390	$16,376	$9,111	$18,189	$9,715	$17,888

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. In 2014 and 2015, assets in the U.S. include the investment in Dow Corning.
(2)	Net sales are attributed to countries based on location of customer.

Corning Incorporated and Subsidiary Companies
Schedule II – Valuation Accounts and Reserves
(in millions)

Year ended December 31, 2016	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$48	$11		$59
Deferred tax valuation allowance	$238	$55	$23	$270
Accumulated amortization of purchased intangible assets	$265	$64	$4	$325
Reserves for accrued costs of business restructuring	$3	$15	$13	$5

Year ended December 31, 2015	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$47	$1		$48
Deferred tax valuation allowance	$298	$30	$90	$238
Accumulated amortization of purchased intangible assets	$216	$49		$265
Reserves for accrued costs of business restructuring	$44		$41	$3

Year ended December 31, 2014	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$28	$19		$47
Deferred tax valuation allowance	$286	$186	$174	$298
Accumulated amortization of purchased intangible assets	$185	$31		$216
Reserves for accrued costs of business restructuring	$44	$49	$49	$44

Quarterly Operating Results
(unaudited)

(In millions, except per share amounts)

2016	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,047	$2,360	$2,507	$2,476	$9,390
Gross margin	$764	$951	$1,041	$990	$3,746
Equity in earnings of affiliated companies	$59	$41	$19	$165	$284
Benefit (provision) for income taxes	$304	$504	$27	$(832)	$3
Net (loss) income attributable to Corning Incorporated	$(368)	$2,207	$284	$1,572	$3,695

Basic (loss) earnings per common share	$(0.36)	$2.06	$0.27	$1.64	$3.53
Diluted (loss) earnings per common share	$(0.36)	$1.87	$0.26	$1.47	$3.23

2015	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,265	$2,343	$2,272	$2,231	$9,111
Gross margin	$929	$975	$892	$857	$3,653
Equity in earnings of affiliated companies	$94	$62	$39	$104	$299
(Provision) benefit for income taxes	$(86)	$(110)	$(6)	$55	$(147)
Net income attributable to Corning Incorporated	$407	$496	$212	$224	$1,339

Basic earnings per common share	$0.30	$0.38	$0.16	$0.17	$1.02
Diluted earnings per common share	$0.29	$0.36	$0.15	$0.17	$1.00