Form 10-Q
period 2017-03-31
CORNING INC /NY
filed 2017-04-25
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 13, 2017
Corning’s Common Stock, $0.50 par value per share	920,231,627 shares

© 2017 Corning Incorporated. All Rights Reserved.

Index

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017		2016
Net sales	$2,375		$2,047
Cost of sales	1,418		1,283

Gross margin	957		764

Operating expenses:		.
Selling, general and administrative expenses	316		303
Research, development and engineering expenses	200		190
Amortization of purchased intangibles	17		14
Restructuring, impairment and other charges			80

Operating income	424		177

Equity in earnings of affiliated companies	80		59
Interest income	12		6
Interest expense	(37)		(41)
Translated earnings contract loss, net	(438)		(857)
Other expense, net	(21)		(16)

Income (loss) before income taxes	20		(672)
Benefit for income taxes (Note 5)	66		304

Net income (loss) attributable to Corning Incorporated	$86		$(368)

Earnings (loss) per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.07		$(0.36)
Diluted (Note 6)	$0.07		$(0.36)

Dividends declared per common share	$0.155		$0.135

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2017	2016

Net income (loss) attributable to Corning Incorporated	$86	$(368)

Foreign currency translation adjustments and other	450	428
Net unrealized gains (losses) on investments	3	(2)
Unamortized gains and prior service credits for postretirement benefit plans	1
Net unrealized gains (losses) on designated hedges	26	(19)
Other comprehensive income, net of tax (Note 15)	480	407

Comprehensive income attributable to Corning Incorporated	$566	$39

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	March 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$4,844	$5,291
Short-term investments, at fair value	28
Trade accounts receivable, net of doubtful accounts and allowances - $56 and $59	1,583	1,481
Inventories, net of inventory reserves - $148 and $151 (Note 8)	1,544	1,471
Other current assets	719	805
Total current assets	8,718	9,048

Investments (Note 9)	337	336
Property, plant and equipment, net of accumulated depreciation - $10,304 and $9,884	12,969	12,546
Goodwill, net (Note 10)	1,619	1,577
Other intangible assets, net (Note 10)	825	796
Deferred income taxes (Note 5)	2,705	2,325
Other assets	1,132	1,271

Total Assets	$28,305	$27,899

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 4)	$257	$256
Accounts payable	1,015	1,079
Other accrued liabilities (Note 3 and Note 12)	1,149	1,416
Total current liabilities	2,421	2,751

Long-term debt	3,669	3,646
Postretirement benefits other than pensions (Note 11)	735	737
Other liabilities (Note 3 and Note 12)	3,101	2,805
Total liabilities	9,926	9,939

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 15):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,700 million and 1,691 million	850	846
Additional paid-in capital – common stock	13,888	13,695
Retained earnings	17,030	16,880
Treasury stock, at cost; Shares held: 780 million and 765 million	(14,564)	(14,152)
Accumulated other comprehensive loss	(1,196)	(1,676)
Total Corning Incorporated shareholders’ equity	18,308	17,893
Noncontrolling interests	71	67
Total equity	18,379	17,960

Total Liabilities and Equity	$28,305	$27,899

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$86	$(368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	260	281
Amortization of purchased intangibles	17	14
Restructuring, impairment and other charges		80
Stock compensation charges	14	9
Equity in earnings of affiliated companies	(80)	(59)
Dividends received from affiliated companies	34
Deferred tax benefit	(121)	(345)
Employee benefit payments less than expense	9	7
Translated earnings contract loss	438	857
Unrealized translation gains on transactions	(67)	(123)
Changes in certain working capital items:
Trade accounts receivable	(54)	21
Inventories	(49)	(42)
Other current assets	(60)	(76)
Accounts payable and other current liabilities	(230)	(293)
Other, net	(6)	(43)
Net cash provided by (used in) operating activities	191	(80)

Cash Flows from Investing Activities:
Capital expenditures	(364)	(270)
Acquisition of business, net of cash received	(35)
Investment in unconsolidated entities	(4)
Payments of loans to unconsolidated entities	(5)
Short-term investments – acquisitions		(20)
Short-term investments – liquidations		121
Realized gains on translated earnings contracts	80	93
Other, net	2
Net cash used in investing activities	(326)	(76)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(64)
Principal payments under capital lease obligations		(1)
Payments of employee withholding tax on stock awards	(2)	(3)
Proceeds from issuance of commercial paper		19
Proceeds from the exercise of stock options	182	9
Repurchases of common stock for treasury	(400)	(703)
Dividends paid	(168)	(173)
Net cash used in financing activities	(388)	(916)
Effect of exchange rates on cash	76	112
Net decrease in cash and cash equivalents	(447)	(960)
Cash and cash equivalents at beginning of period	5,291	4,500
Cash and cash equivalents at end of period	$4,844	$3,540

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and its subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

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

On January 1, 2017, Corning adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the impacts of which include the recording of cumulative tax benefits of $233 million in beginning retained earnings and cash flow reclassifications that were not significant.

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

Corning’s equity affiliates are currently evaluating their material contracts, and have not concluded on the potential impact of adopting ASU 2014-09 on their financial statements and related disclosure.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within those fiscal years.  We are currently assessing the potential impact of adopting ASU 2016-15 on our financial statements and related disclosures, but the effect is not expected to be material.

© 2017 Corning Incorporated. All Rights Reserved.

Index

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has decided to early adopt the ASU on January 1, 2017.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted at the beginning of any annual period for which an entity’s financial statements have not been issued or made available for issuance. We are currently evaluating the impact of ASU 2017-07 on our consolidated financial statements and related disclosures.

2.   Restructuring, Impairment and Other Charges

2016 Activity

For the three months ended March 31, 2016, we recorded charges of $80 million, pre-tax, for employee related costs, asset disposals, and exit costs associated with some minor restructuring activities in all of the segments.  Cash payments for employee-related and exit activity related to the 2016 restructuring activities were substantially completed in 2016.

3.   Commitments, Contingencies and Guarantees

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2015, the Company’s liability under the Plan was estimated to be $528 million.  At December 31, 2016, this estimated liability was $290 million, due to the Company’s contribution, in the second quarter of 2016, of its equity interests in PCC and Pittsburgh Corning Europe N.V. in the total amount of $238 million, as required by the Plan.  The remaining $290 million liability is for the series of fixed payments required by the Plan.  At December 31, 2016 and March 31, 2017, the total amount of the payments due in years 2018 through 2022 is $220 million and is classified as a non-current liability.  The remaining $70 million payment is due in the second quarter of 2017 and is classified as a current liability.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Non-PCC Asbestos Claims Insurance Litigation

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.  At December 31, 2016 and March 31, 2017, the amount of the reserve for these non-PCC asbestos claims was $149 million.

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies related to Corning’s asbestos claims.  Corning has resolved these issues with a majority of its relevant insurers, and is vigorously contesting these cases with the remaining relevant insurers.  Management is unable to predict the outcome of the litigation with these remaining insurers.

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

As of March 31, 2017 and December 31, 2016, contingent guarantees totaled a notional value of $283 million and $267 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $243 million and $231 million, at March 31, 2017 and December 31, 2016, respectively.

Product warranty liability accruals were considered insignificant at March 31, 2017 and December 31, 2016.

Corning is a defendant in various lawsuits, including environmental and product-related suits, and is subject to various claims that arise in the normal course of business.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.  Other than certain asbestos related claims, there are no other material loss contingencies related to litigation.

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2017 and December 31, 2016, Corning had accrued approximately $42 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At March 31, 2017, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

4.   Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.9 billion at March 31, 2017 and December 31, 2016, compared to recorded book values of $3.7 billion at March 31, 2017 and $3.6 billion at December 31, 2016.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning did not have outstanding commercial paper at March 31, 2017 and December 31, 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

5.   Income Taxes

Our benefit for income taxes and the related effective income tax benefit were as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016

Benefit for income taxes	$66	$304
Effective tax benefit	330.0%	(45.2%)

For the three months ended March 31, 2017, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	The impact from domestic losses attributable to foreign exchange and losses on translated earnings contracts.

For the three months ended March 31, 2016, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax; and
•	The impact from domestic losses attributable to foreign exchange and losses on translated earnings contracts.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

6.   Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) attributable to Corning Incorporated	$86	$(368)
Less: Series A convertible preferred stock dividend	24	24
Net income (loss) available to common stockholders – basic	62	(392)
Net income (loss) available to common stockholders – diluted	$62	$(392)

Weighted-average common shares outstanding – basic	925	1,103
Effect of dilutive securities:
Stock options and other dilutive securities	11
Weighted-average common shares outstanding – diluted	936	1,103
Basic earnings (loss) per common share	$0.07	$(0.36)
Diluted earnings (loss) per common share	$0.07	$(0.36)

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock (1)	115	115
Employee stock options and awards	2	47
Total	117	162

(1)	In the three months ended March 31, 2017 and 2016, the Series A convertible preferred stock was anti-dilutive and therefore excluded from the calculation of diluted earnings per share.

7.   Available-for-Sale Investments

At March 31, 2017, the company held $28 million in asset-backed securities which are classified as short-term investment because we expect to sell them within the next twelve months. At December 31, 2016 the asset-backed securities were classified as long-term investments with a fair value of $29 million. The Company’s investments in available-for-sale securities are held at fair value with amortized cost of $31 million and $32 million at March 31, 2017 and December 31, 2016, respectively.

For the three months ended March 31, 2017 and 2016, proceeds from sales and maturities of short-term investments totaled approximately $0 million and $121 million, respectively.

8.   Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	March 31,	December 31,
	2017	2016
Finished goods	$668	$606
Work in process	312	303
Raw materials and accessories	256	270
Supplies and packing materials	308	292
Total inventories, net of inventory reserves	$1,544	$1,471

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Prior to realignment, HSG, a wholly-owned and consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning now has a direct equity investment in HSG.  Because our ownership percentage in HSG did not change as a result of the realignment, the investment in HSG is recorded at its carrying value, which had a negative carrying value of $383 million at the transaction date.  The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.  Excluding this charge, the entity is profitable and is expected to recover its equity in the near term.

Investments comprise the following (in millions):

	Ownership			March 31,	December 31,
	interest			2017	2016
Affiliated companies accounted for by the equity method (1)	20%	to	50%	$269	$269
Other investments				68	67
Subtotal Investment Assets				$337	$336

Affiliated companies accounted for by the equity method
HSG (1)(2)		50%		$195	$241
Subtotal Investment Liabilities				$195	$241

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies at March 31, 2017 and December 31, 2016. Corning does not control any of such entities.
(2)	HSG indirectly holds an 80.5% interest in a HSG operating partnership. The negative carrying value of the investment in HSG is recorded in Other Liabilities.

Hemlock Semiconductor Group

Summarized income statement information for HSG is as follows for the three months ended March 31, 2017: net sales $280 million, gross profit $28 million and net income attributable to HSG $159 million. HSG’s net income in the first quarter of 2017 includes pre-tax gains on settlements of long-term sales agreements in the amount of $144 million (after tax and non-controlling interests, Corning’s share was approximately $72 million).

10.  Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended March 31, 2017 and December 31, 2016 is as follows (in millions):

	Display	Optical	Specialty	Life	All
	Technologies	Communications	Materials	Sciences	Other	Total
Balance at December 31, 2016	$126	$645	$150	$558	$98	$1,577
Acquired goodwill (1)					34	34
Foreign currency translation adjustment	5	(1)		2	2	8
Balance at March 31, 2017	$131	$644	$150	$560	$134	$1,619

(1)	The Company completed an acquisition during the first quarter of 2017 with a purchase price of $81 million which is reported in All Other.

Corning’s gross goodwill balances for the periods ended March 31, 2017 and December 31, 2016 each were $8.1 billion. Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2017 and December 31, 2016, and were generated primarily through goodwill impairments related to the Optical Communications segment.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Other intangible assets are as follows (in millions):

	March 31, 2017			December 31, 2016
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$363	$180	$183	$360	$176	$184
Customer lists and other	805	163	642	761	149	612
Total	$1,168	$343	$825	$1,121	$325	$796

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first quarter of 2017, primarily due to acquisitions of $42 million of other intangible assets and foreign currency translation adjustments of $3 million, offset by amortization of $17 million.

Amortization expense related to these intangible assets is estimated to be $72 million for 2017, $73 million for 2018, $72 million for 2019 and  $69 million annually from 2020 to 2022.

11.  Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension Benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2017	2016

Service cost	$24	$22	$3	$2
Interest cost	31	31	7	7
Expected return on plan assets	(43)	(42)
Amortization of prior service cost (credit)	1	1	(1)	(1)
Recognition of actuarial loss		7
Total pension and postretirement benefit expense	$13	$19	$9	$8

© 2017 Corning Incorporated. All Rights Reserved.

Index

12.  Other Liabilities

Other liabilities follow (in millions):

	March 31,	December 31,
	2017	2016
Current liabilities:
Wages and employee benefits	$350	$487
Income taxes	210	150
Asbestos and other litigation	83	70
Derivative instruments	56	88
Other current liabilities	450	621
Other accrued liabilities	$1,149	$1,416

Non-current liabilities:
Asbestos and other litigation	$380	$369
Derivative instruments	546	282
Investment in Hemlock Semiconductor Group (1)	195	241
Defined benefit pension plan liabilities	705	692
Other non-current liabilities	1,275	1,221
Other liabilities	$3,101	$2,805

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

Asbestos Claims

Corning and PPG each owned 50% of the capital stock of PCC.  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Refer to Note 3 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information on the asbestos claims.

13.  Hedging Activities

Undesignated Hedges

The table below includes a total gross notional value for translated earnings contracts of $15.4 billion and $16.7 billion at March 31, 2017 and December 31, 2016, respectively.  The translated earnings contracts include average rate forwards of $13.9 billion and $14.7 billion and zero-cost collars of $1.6 billion and $2.0 billion at March 31, 2017 and December 31, 2016, respectively.  The majority of the average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen for 2017-2022 with gross notional values of $12.8 billion and $13.6 billion at March 31, 2017 and December 31, 2016, respectively. The average rate forward contracts also partially hedge the impacts of the South Korean won, New Taiwan dollar, Chinese yuan, Euro and British pound translation on the Company’s projected net income. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  The total net notional value of the zero-cost collars was $0.8 billion and $1.0 billion at March 31, 2017 and December 31, 2016, respectively.

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2017 and December 31, 2016 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Mar. 31,	Dec. 31,	sheet	Mar. 31,	Dec. 31,	sheet	Mar. 31,	Dec. 31,
	2017	2016	location	2017	2016	location	2017	2016

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$588	$458	Other current assets	$5	$1	Other accrued liabilities	$(13)	$(29)
			Other assets	8		Other liabilities

Interest rate contracts	550	550	Other assets			Other liabilities	(6)	(5)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	717	890	Other current assets	8	11	Other accrued liabilities	(6)	(7)

Translated earnings contracts	15,430	16,711	Other current assets	275	423	Other accrued liabilities	(37)	(52)
			Other assets	23	146	Other liabilities	(539)	(277)

Total derivatives	$17,285	$18,609		$319	$581		$(601)	$(370)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended March 31, 2017 and 2016 (in millions):

	Effect of derivative instruments on the consolidated financial statements
	for the three months ended March 31,
	Gain/(loss)
	recognized in other		Location of gain/(loss)	Gain/(loss) reclassified from
	comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income (effective) (1)
relationships	2017	2016	income (effective)	2017	2016

Interest rate hedges			Sales		$1
			Cost of sales	$(6)	(5)
Foreign exchange contracts	$23	$(29)

Total cash flow hedges	$23	$(29)		$(6)	$(4)

(1)	The amount of hedge ineffectiveness at March 31, 2017 and 2016 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended
	Location of gain/(loss)	March 31,
Undesignated derivatives	recognized in income	2017	2016

Foreign exchange contracts – balance sheet and loans	Other expense, net	$2	$(37)
Foreign currency hedges related to translated earnings	Translated earnings contract loss, net	(438)	(857)

Total undesignated		$(436)	$(894)

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Short-term investments (1)	$28		$28
Other current assets (2)	$288		$288
Non-current assets:
Other assets (2)(3)	$323		$31	$292

Current liabilities:
Other accrued liabilities (2)(4)	$59		$56	$3
Non-current liabilities:
Other liabilities (2)(4)	$565		$545	$20

(1)	Short-term investments include asset-backed securities which are measured using observable quoted prices for similar assets.
(2)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(3)	Other assets include a contingent consideration asset which was measured by applying an option pricing model using projected future Corning Precision Materials’ revenues.
(4)

Other accrued liabilities and other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs. As of March 31, 2017 the fair value of the contingent consideration payables is $23 million.

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$435		$435
Non-current assets:
Other assets (1)(2)	$464		$175	$289

Current liabilities:
Other accrued liabilities (1)	$88		$88
Non-current liabilities:
Other liabilities (1)	$282		$282

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)

Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and a contingent consideration asset which was measured by applying an option pricing model using projected future Corning Precision Materials’ revenues.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of March 31, 2017 and December 31, 2016, the fair value of the potential receipt of the contingent consideration in 2018 was $292 million and $289 million, respectively.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of March 31, 2017 and December 31, 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

15.  Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 2,300 shares of Preferred Stock at an issue price of $1 million per share, for an aggregate issue price of $2.3 billion.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of March 31, 2017, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

2016 Share Repurchases

In July 2016, Corning entered into an accelerated share repurchase agreement (the “2016 ASR agreement”) under the 2015 Repurchase Program with Morgan Stanley to repurchase Corning’s common stock.   Under the 2016 ASR agreement, Corning paid $2.0 billion for a total of 86.7 million shares.

In addition to the 2016 ASR agreement, during the year ended December 31, 2016, the Company repurchased 110 million shares of common stock on the open market for approximately $2.2 billion as part of its 2015 Repurchase Programs, resulting in a total of 197.1 million shares repurchased for $4.2 billion during 2016.

2017 Share Repurchases

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  In the three months ended March 31, 2017, the Company repurchased 15.3 million shares of common stock on the open market for approximately $408.3 million as part of its 2015 and 2016 Repurchase Programs.

Accumulated Other Comprehensive Income

In the three months ended March 31, 2017 and 2016, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation adjustment component.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Beginning balance	$(1,275)	$(1,171)
Other comprehensive income	434	385
Equity method affiliates	16	43
Net current-period other comprehensive income	450	428
Ending balance	$(825)	$(743)

Tax effects related to foreign currency translation gains and losses for the three months ended March 31, 2017 and 2016 were $57 million and $17 million, respectively.

16.  Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $14 million and $9 million for the three months ended March 31, 2017 and 2016, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable three years from the grant date.  The maximum term of non-qualified and incentive stock options is ten years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the three months ended March 31, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term in	Value
	(in thousands)	Price	Years	(in thousands)
Options Outstanding as of December 31, 2016	31,507	$19.40
Granted	1,501	27.00
Exercised	(8,429)	21.78
Forfeited and Expired	(80)	21.40
Options Outstanding as of March 31, 2017	24,499	19.04	4.64	$195,009
Options Expected to Vest as of March 31, 2017	24,949	19.07	4.68	197,946
Options Exercisable as of March 31, 2017	18,769	18.01	3.41	168,779

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on March 31, 2017, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of March 31, 2017, there was approximately $18 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  Compensation cost related to stock options was approximately $8 million and $3 million for the three months ended March 31, 2017 and 2016, respectively.

Proceeds received from the exercise of stock options were $182 million and $9 million for the three months ended March 31, 2017 and 2016, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the three months ended March 31, 2017 and 2016 was approximately $44 million and $6 million, respectively.  The income tax (expense) benefit realized from share-based compensation was not significant for the three months ended March 31, 2017 and 2016, respectively.  Refer to Note 5 (Income Taxes) to the Consolidated Financial Statements.

The following inputs were used for the valuation of option grants under our stock option plans:

	Three months ended
	March 31,
	2017	2016
Expected volatility	36.1%	43.1%
Weighted-average volatility	36.1%	43.1%
Expected dividends	2.28%	2.94%
Risk-free rate	2.3%	1.5%
Average risk-free rate	2.3%	1.5%
Expected term (in years)	7.4	7.4
Pre-vesting departure rate	0.6%	0.6%

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Incentive Stock Plans

Corning’s incentive stock plan permits restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.  Restricted stock and restricted stock units under the incentive stock plan are granted at the closing market price on the grant date, contingently vest over a period of generally three years.  The fair value of each restricted stock grant or restricted stock unit awarded under the Incentive Stock Plan is based on the grant date closing price of the Company’s stock.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2016, and changes which occurred during the three months ended March 31, 2017:

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Non-vested shares and share units at December 31, 2016	4,640	$20.15
Granted	956	26.90
Vested	(150)	20.16
Forfeited	(53)	20.99
Non-vested shares and share units at March 31, 2017	5,393	$21.34

As of March 31, 2017, there was approximately $49 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $6 million for the three months ended March 31, 2017 and 2016, respectively.

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Three months ended
March 31, 2017
Net sales	$736	$818	$275	$300	$210	$36	$2,375
Depreciation (1)	$129	$45	$31	$29	$12	$12	$258
Amortization of purchased intangibles		$11			$5	$1	$17
Research, development and engineering expenses (2)	$19	$37	$25	$36	$6	$52	$175
Income tax (provision) benefit	$(102)	$(45)	$(14)	$(24)	$(8)	$25	$(168)
Net income (loss) (3)	$249	$82	$31	$48	$17	$(53)	$374

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Three months ended
March 31, 2016
Net sales	$705	$609	$264	$227	$204	$38	$2,047
Depreciation (1)	$151	$41	$32	$28	$15	$11	$278
Amortization of purchased intangibles		$7			$5	$2	$14
Research, development and engineering expenses (2)	$18	$37	$25	$31	$6	$47	$164
Restructuring, impairment and other charges	$4	$5	$5	$12	$3	$40	$69
Income tax (provision) benefit	$(93)	$(11)	$(16)	$(12)	$(6)	$43	$(95)
Net income (loss) (3)	$209	$17	$34	$26	$12	$(85)	$213

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

© 2017 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended
	March 31,
	2017	2016
Net income of reportable segments	$427	$298
Net loss of All Other	(53)	(85)
Unallocated amounts:
Net financing costs (1)	(26)	(29)
Stock-based compensation expense	(14)	(9)
Exploratory research	(24)	(27)
Corporate contributions	(16)	(7)
Equity in earnings of affiliated companies (2)	79	56
Unrealized loss on foreign currency hedges related to translated earnings	(518)	(950)
Income tax benefit	218	401
Other corporate items	13	(16)
Net income (loss)	$86	$(368)

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)

For the period ending March 31, 2017, the amount represents the equity earnings of HSG.  For the period ending March 31, 2016, the amount represents equity earnings from Dow Corning.  Refer to Note 9, Investments, for additional information.

© 2017 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2016 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2016 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2017.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	New Accounting Standards
•	Environment
•	Forward-Looking Statements

OVERVIEW

Strategy and Capital Allocation Framework

In October 2015, Corning announced a strategy and capital allocation framework (the “Framework”) that reflects the Company’s financial and operational strengths, as well as its ongoing commitment to increasing shareholder value.  The Framework outlines our leadership priorities, and articulates the opportunities we see across our businesses.  We designed the Framework to create significant value for shareholders by focusing our portfolio and leveraging our financial strength.  Under our Framework we target generating $26 billion to $30 billion of cash through 2019, returning more than $12.5 billion to shareholders and investing $10 billion to sustain our leadership positions and deliver growth.

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

Summary of results for the three months ending March 31, 2017

Corning delivered strong operating results in the first quarter of 2017, with net sales increasing in all of our segments, and net income up in all but one of our segments, when compared to the same period in 2016.  Net sales in the first quarter of 2017 were $2,375 million, compared to $2,047 million in the same period in 2016, an increase of $328 million.  Optical Communications and Specialty Materials segments drove the increase, up $209 million and $73 million, respectively.  The increase in the Optical Communications segment was due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016.  Strong growth in the North American fiber-to-the-home market drove the increase in carrier network products. The increase in the Specialty Materials segment was driven by higher sales of Corning Gorilla Glass and advanced optics products.

© 2017 Corning Incorporated. All Rights Reserved.

Index

In the first quarter of 2017, we generated net income of $86 million or $0.07 per share, compared to net loss of $368 million or $(0.36) per share for the same period in 2016.  The increase in net income of $454 million was primarily driven by the following items (amounts presented after-tax):

•	A decrease in unrealized losses from our translated earnings contracts in the amount of $273 million;
•	A decrease of $53 million in restructuring, impairment and other charges;
•

An increase in net income of $65 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of the production issues in the first quarter of 2016 related to the implementation of new software;

•

An increase in net income of $40 million in the Display Technologies segment, driven by an increase in volume in the mid-teens in percentage terms, improvements in manufacturing efficiency and lower restructuring costs, offset somewhat by LCD glass price declines slightly above 10%;

•	An increase in net income of $22 million in the Specialty Materials segment, driven by an increase in Corning Gorilla Glass and advanced optics products; and
•

An increase in equity earnings, driven primarily by a gain of $46 million resulting from the modification of long-term sales agreements with a customer of HSG, combined with an increase in HSG volume.  The increase was partially offset by the absence of equity earnings from Dow Corning’s silicones business, which totaled $52 million after tax in the first quarter of 2016.

The translation impact of fluctuations in foreign currency exchange rates did not materially impact Corning’s consolidated net income in the three months ended March 31, 2017 when compared to the same period in 2016.

2017 Corporate Outlook

In 2017, Corning will continue the advancement on its Framework initiatives. In the Display Technologies segment, we expect the rate of growth in both retail market and glass demand to be in the mid-single digit percentage. We believe full-year 2017 LCD glass pricing environment will be favorable and better than last year. We expect price declines will be about 10%, or possibly better. In the Optical Communications segment, we anticipate sales to increase by a low-teens percentage over 2016.  In the Environmental Technologies segment, we expect sales to be consistent to up slightly from 2016, driven by continued sales growth in the auto market, offset somewhat by lower heavy-duty volume.  We expect growth in the Specialty Materials segment, the amount of which will depend on the timing and extent of customers deploying Gorilla Glass 5 and other Corning innovations.  In the Life Sciences segment, we expect low-single digit sales growth, ahead of forecasted market growth rates.

© 2017 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the first quarter of 2017 and 2016 follow (in millions):

	Three months ended		%
	March 31,		change
	2017	2016	17 vs. 16

Net sales	$2,375	$2,047	16%

Gross margin	$957	$764	25%
(gross margin %)	40%	37%

Selling, general and administrative expenses	$316	$303	4%
(as a % of net sales)	13%	15%

Research, development and engineering expenses	$200	$190	5%
(as a % of net sales)	8%	9%

Equity in earnings of affiliated companies	$80	$59	36%
(as a % of net sales)	3%	3%

Translated earnings contract loss, net	$(438)	$(857)	(49%)
(as a % of net sales)	(18%)	(42%)

Income (loss) before income taxes	$20	$(672)	*
(as a % of net sales)	1%	(33%)

Benefit for income taxes	$66	$304	(78%)
(as a % of net sales)	3%	15%

Net income (loss) attributable to Corning Incorporated	$86	$(368)	*
(as a % of net sales)	4%	(18%)

*Percent change is not meaningful.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Net Sales

The following table presents net sales by reportable segment (in millions):

	Three months ended		%
	March 31,		change
	2017	2016	17 vs. 16
Display Technologies	$736	$705	4%
Optical Communications	818	609	34%
Environmental Technologies	275	264	4%
Specialty Materials	300	227	32%
Life Sciences	210	204	3%
All Other	36	38	(5%)
Total net sales	$2,375	$2,047	16%

For the three months ended March 31, 2017, net sales increased  by $328 million, or 16%, when compared to the same period in 2016.  The primary sales drivers by segment were as follows:

•

An increase of $31 million in the Display Technologies segment, driven by an increase in volume in the mid-teens in percentage terms and the positive impact from the strengthening of the Japanese yen in the amount of $15 million, partially offset by LCD glass price declines slightly higher than 10%;

•

An increase of $209 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016.  Strong growth in the North American fiber-to-the-home market drove the increase in carrier network products;

•	An increase of $11 million in the Environmental Technologies segment, driven by an increase of 14% in automotive products due to light-duty substrate market strength in Europe, China and Asia;
•	An increase of $73 million in the Specialty Materials segment, driven by strong growth in sales of Corning Gorilla Glass products, combined with an increase in advanced optics products; and
•	An increase of $6 million in the Life Sciences segment.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the three months ended March 31, 2017 when compared to the same period in 2016.

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

Gross Margin

In the three months ended March 31, 2017, gross margin dollars and gross margin as a percentage of net sales increased when compared to the same period last year, up $193 million and 3%, respectively, driven by higher sales, cost reductions and improvements in manufacturing efficiency in the majority of our segments.  The Optical Communications and Display Technologies segments experienced the largest increases.

Selling, General and Administrative Expenses

When compared to the first quarter of 2016, selling, general and administrative expenses increased by $13 million, or 4%, in the three months ended March 31, 2017, driven by an increase in employee benefit expenses and incremental expenses related to two small acquisitions in the Optical Communications segment.  As a percentage of sales, selling, general and administrative expenses declined 2%.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended March 31, 2017, research, development and engineering expenses increased by $10 million, or 5%, and decreased 1% as a percentage of sales, when compared to the same period last year, driven by higher research and development costs for our emerging businesses, as well as an increase in employee benefit expenses.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended
	March 31,
	2017	2016
Dow Corning Corporation (1)		$56
Hemlock Semiconductor Group	$79
All other	1	3
Total equity earnings	$80	$59

(1)	Results include equity earnings of the silicones business and Hemlock Semiconductor business of Dow Corning.

Refer to Note 9 (Investments) to the consolidated financial statements for additional information.

Translated earnings contract loss, net

Included in the line item Translated earnings contract loss, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, euro, New Taiwan dollar and Chinese yuan against the U.S. dollar and its impact on our net earnings.  The following table provides detailed information on the impact of our translated earnings contract losses and gains:

	Three Months Ended		Three Months Ended		Change
	March 31, 2017		March 31, 2016		2017 vs. 2016
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gains, net	$80	$50	$93	$59	$(13)	$(9)
Unrealized losses, net	(518)	(326)	(950)	(599)	432	273
Total translated earnings contract loss, net	$(438)	$(276)	$(857)	$(540)	$419	$264

The gross notional value outstanding on our translated earnings contracts at March, 31, 2017 and December 31, 2016 were as follows (in billions):

	March 31, 2017	December 31, 2016
Japanese yen-denominated hedges	$14.0	$14.9
South Korean won-denominated hedges	0.8	1.2
Euro-denominated hedges	0.3	0.3
Chinese yuan-denominated hedges	0.3	0.3
Total gross notional value outstanding	$15.4	$16.7

Income Before Income Taxes

In the three months ended March 31, 2017, the impact of fluctuations in foreign exchange rates did not materially impact Corning’s consolidated income before income taxes when compared to the same period in 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Benefit for Income Taxes

Our benefit for income taxes and the related effective income tax benefit were as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016

Benefit for income taxes	$66	$304
Effective tax benefit	330.0%	(45.2%)

For the three months ended March 31, 2017, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	The impact from domestic losses attributable to foreign exchange and losses on translated earnings contracts.

For the three months ended March 31, 2016, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax; and
•	The impact from domestic losses attributable to foreign exchange and losses on translated earnings contracts..

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income (Loss) Attributable to Corning Incorporated

As a result of the items discussed above, our net income (loss) and per share data is as follows (in millions, except per share amounts):

	Three months ended
	March 31,
	2017	2016
Net income (loss) attributable to Corning Incorporated	$86	$(368)
Net income (loss) attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$62	$(392)
Net income (loss) attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$62	$(392)
Basic earnings (loss) per common share	$0.07	$(0.36)
Diluted earnings (loss) per common share	$0.07	$(0.36)

Weighted-average common shares outstanding - basic	925	1,103
Weighted-average common shares outstanding - diluted	936	1,103

(1)	Refer to Note 6 (Earnings (loss) per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income

For the three ended March 31, 2017, comprehensive income increased by $527 million, when compared to the same period in 2016, driven by the following items:

•	An increase in net income attributable to Corning Incorporated of $454 million;
•	The positive impact due to the change in foreign currency translation gains and losses of $22 million; and
•	The change in the amount of net unrealized gains and losses on designated hedges of $45 million.

Refer to Note 15 (Shareholders’ Equity) to the consolidated financial statements for additional information.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at core performance measures.  We believe that reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Corning has adopted the use of constant currency reporting for the Japanese yen and South Korean won, and uses an internally derived yen-to-dollar management rate of ¥99 and won-to-dollar management rate of ₩1,100.

Net sales, equity in earnings of affiliated companies and net income are adjusted to exclude the impacts of changes in the Japanese yen and the South Korean won, gains and losses on our foreign currency hedges related to translated earnings, acquisition-related costs, discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Management’s discussion and analysis on our reportable segments has also been adjusted for these items, as appropriate.  These measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for, GAAP reporting measures.  With respect to the Company’s outlooks for future periods, it is not able to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of the Japanese yen and South Korean won against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control.  As a result, the Company is unable to provide outlook information on a GAAP basis.

See “Use of Non-GAAP Financial Measures” for details on core performance measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%
	March 31,		change
	2017	2016	17 vs. 16
Core net sales	$2,485	$2,171	14%
Core equity in earnings of affiliated companies	$8	$62	(87)%
Core earnings	$407	$340	20%

Core Net Sales

The following table presents core net sales by reportable segment (in millions):

	Three months ended		%
	March 31,		change
	2017	2016	17 vs. 16
Display Technologies	$846	$829	2%
Optical Communications	818	609	34%
Environmental Technologies	275	264	4%
Specialty Materials	300	227	32%
Life Sciences	210	204	3%
All Other	36	38	(5)%
Total core net sales	$2,485	$2,171	14%

Core net sales increased by $314 million in the three months ended March 31, 2017, when compared to the same period in 2016.  In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment’s net sales are adjusted to remove the impact of translating yen and won into dollars.

When compared to the first quarter of 2016, core net sales in the Display Technologies segment increased by $17 million, or 2%, in the first quarter of 2017, driven by an increase in volume in the mid-teens in percentage terms, offset somewhat by LCD glass price declines slightly higher than 10%.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended
	March 31,
	2017	2016

Dow Corning Corporation (1)		$58
Hemlock Semiconductor Group	$7
All other	1	4
Total core equity earnings	$8	$62

(1)	Results include equity earnings of the silicones business and Hemlock Semiconductor business of Dow Corning.

Core Earnings

In the three months ended March 31, 2017, we generated core earnings of $407 million or $0.39 per share, compared to $340 million or $0.28 per share, in the same period in 2016.  The increase of $67 million in the first quarter of 2017 was primarily driven by an increase in core earnings of $67 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016.  Strong growth in the North American fiber-to-the-home market drove the increase in carrier network products.  Display Technologies core earnings also increased, up $33 million, driven by an increase in volume in the mid-teens in percentage terms and improvements in manufacturing efficiency, offset somewhat by the LCD glass price declines slightly above 10%.

Included in core earnings for the three months ended March 31, 2017 and 2016 is net periodic pension expense in the amounts of $13 million and $12 million, respectively.  Refer to Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2017	2016
Core earnings attributable to Corning Incorporated	$407	$340
Less: Series A convertible preferred stock dividend	24	24
Core earnings available to common stockholders - basic	383	316
Add: Series A convertible preferred stock dividend	24	24
Core earnings available to common stockholders - diluted	$407	$340

Weighted-average common shares outstanding - basic	925	1,103
Effect of dilutive securities:
Stock options and other dilutive securities	11	8
Series A convertible preferred stock	115	115
Weighted-average common shares outstanding - diluted	1,051	1,226
Core basic earnings per common share	$0.41	$0.29
Core diluted earnings per common share	$0.39	$0.28

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended March 31, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax (benefit)	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,375	$80	$20	$86	(330%)	$0.07
Constant-yen (1)	109		99	75		0.07
Constant-won (1)	1		(9)	(7)		(0.01)
Translated earnings contract loss (2)			442	278		0.26
Acquisition-related costs (3)			22	15		0.01
Discrete tax items and other tax-related adjustments (4)				9		0.01
Litigation, regulatory and other legal matters (5)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (6)			10	8		0.01
Equity in earnings of affiliated company (7)		(72)	(72)	(46)		(0.04)
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(3)	(2)
Core performance measures	$2,485	$8	$497	$407	18.1%	$0.39

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Three Months Ended March 31, 2016
			(Loss)
			income
			before		Effective
	Net	Equity	income	Net (loss)	tax (benefit)	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,047	$59	$(672)	$(368)	(45.2%)	$(0.36)
Constant-yen (1)	124	2	110	78		0.07
Constant-won (1)		(1)	(20)	(14)		(0.01)
Translated earnings contract loss (2)			857	540		0.49
Acquisition-related costs (3)			14	10		0.01
Discrete tax items and other tax-related adjustments (4)				22		0.02
Restructuring, impairment and other charges (6)			109	75		0.07
Equity in earnings of affiliated companies (7)		2	2	2
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(11)	(9)		(0.01)
Pension mark-to-market adjustment (9)			7	4
Core performance measures	$2,171	$62	$396	$340	14.1%	$0.28

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2017 Corning Incorporated. All Rights Reserved.

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

(2)	Translated earnings contract loss: We have excluded the impact of the gains and losses of our foreign currency hedges related to translated earnings for each period presented.
(3)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(4)

Discrete tax items and other tax-related adjustments:  This represents the removal of discrete adjustments attributable to changes in tax law and changes in judgment about the realizability of certain deferred tax assets, as well as other non-operational tax-related adjustments.

(5)	Litigation, regulatory and other legal matters: Includes amounts related to legal matters.
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

(9)

Pension mark-to-market adjustment:  Mark-to-market pension gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.

© 2017 Corning Incorporated. All Rights Reserved.

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

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

Display Technologies

The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended
	March 31, 2017
	Net	Net
(in millions)	sales	income
As reported - GAAP	$736	$249
Constant-yen (1)	109	72
Constant-won (1)	1	(6)
Translated earnings contract gain (2)		(48)
Litigation, regulatory and other legal matters (5)		(9)
Impacts from the acquisition of Samsung Corning Precision Materials (8)		(2)
Core performance	$846	$256

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Three months ended
	March 31, 2016
	Net	Net
(in millions)	sales	income
As reported - GAAP	$705	$209
Constant-yen (1)	124	81
Constant won (1)		(13)
Translated earnings contract gain (2)		(58)
Restructuring, impairment and other charges (6)		13
Impacts from the acquisition of Samsung Corning Precision Materials (8)		(9)
Core performance	$829	$223

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Display Technologies segment increased by $31 million, or 4%, in the first quarter of 2017 when compared to the first quarter of 2016.  The increase was driven by an increase in volume in the mid-teens in percentage terms and the positive impact from the strengthening of the Japanese yen in the amount of $15 million, partially offset by LCD glass price declines slightly higher than 10%.  Sequential LCD glass prices declined moderately, equaling the best first-quarter decline of the past six years. Net income increased by $40 million, or 19%, in the first quarter of 2017, when compared to the first quarter of 2016 driven by the volume increase described above, improved manufacturing efficiency and a decrease of $13 million in restructuring costs, offset somewhat by the LCD glass price declines described above and lower realized gains on our yen and won-denominated currency hedges in the amount of $10 million.

Core Performance

Core net sales increased in the first quarter of 2017 by $17 million, or 2%, when compared to the first quarter of 2016, driven by an increase in volume in the mid-teens in percentage terms, partially offset by LCD glass price declines slightly higher than 10%.  Sequential LCD glass prices declined moderately, equaling the best first-quarter decline of the past six years.  Core earnings also increased in the first quarter of 2017, up $33 million, or 15%, driven by the increase in volume described above and improvements in manufacturing efficiency.  LCD glass price declines slightly higher than 10% partially offset the increase.

Outlook:

In the second quarter, the overall LCD glass market and Corning’s volume are expected to increase by a low single-digit percentage sequentially, which is equivalent to a mid-single digit percentage increase year over year. The company anticipates sequential LCD glass price declines will be substantially less than the first quarter of 2017.

Optical Communications

The following tables provide net sales and net income for the Optical Communications segment and reconcile the non-GAAP financial measures for the Optical Communications segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended
	March 31, 2017
	Net	Net
(in millions)	sales	income
As reported - GAAP	$818	$82
Acquisition-related costs (3)		9
Restructuring, impairment and other charges (6)		2
Core performance	$818	$93

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Three months ended
	March 31, 2016
	Net	Net
(in millions)	sales	income
As reported - GAAP	$609	$17
Acquisition-related costs (3)		4
Restructuring, impairment and other charges (6)		5
Core performance	$609	$26

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Optical Communications segment increased by $209 million, or 34%, in the first quarter of 2017 when compared to the same period in 2016.  The increase was due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016.  Strong growth in the North American fiber-to-the-home market drove the increase in carrier network products.  Net income in the first quarter of 2017 increased by $65 million, or 382%, when compared to the first quarter of 2016, driven by the increase in sales described above.  Movements in foreign exchange rates did not materially impact net sales and net income in this segment in the three months ended March 31, 2017 when compared to the same period in 2016.

Core Performance

Core earnings increased in the first quarter of 2017 by $67 million, or 258%, respectively, driven by the items impacting the “As Reported” results described above.

Outlook:

In the second quarter, Corning expects Optical Communications sales to be up approximately 10% year-over-year.

Environmental Technologies

The following tables provide net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended
	March 31, 2017
	Net	Net
(in millions)	sales	income
As reported - GAAP	$275	$31
Restructuring, impairment and other charges (6)		6
Core performance measures	$275	$37

	Three months ended
	March 31, 2016
	Net	Net
(in millions)	sales	income
As reported - GAAP	$264	$34
Restructuring, impairment and other charges (6)		3
Core performance measures	$264	$37

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2017 Corning Incorporated. All Rights Reserved.

Index

As Reported

Net sales in the Environmental Technologies segment increased $11 million, or 4%, in the first quarter of 2017 when compared to the same period in 2016.  Sales of automotive products increased 14%, driven by higher sales of light-duty substrate products due to market strength in Europe, China and Asia.  Lower sales of heavy-duty diesel products in North America partially offset this increase.  Net income in the first quarter of 2017 decreased by $3 million, or 9%, driven by higher restructuring, impairment and other charges, and expenses in support of new product launches.  Movements in foreign exchange rates did not materially impact net sales and net income in this segment in the three months ended March 31, 2017 when compared to the same period in 2016.

Core Performance

In the first quarter of 2017, core earnings remained consistent with the first quarter of 2016.

Outlook:

In the second quarter, the Company anticipates Environmental Technologies sales will be consistent with the second quarter of 2016.

Specialty Materials

The following tables provide net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended
	March 31, 2017
	Net	Net
(in millions)	sales	income
As reported - GAAP	$300	$48
Core performance	$300	$48

	Three months ended
	March 31, 2016
	Net	Net
(in millions)	sales	income
As reported - GAAP	$227	$26
Constant-yen (1)		(1)
Constant-won (1)		(1)
Restructuring, impairment and other charges (6)		8
Core performance	$227	$32

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Specialty Materials segment increased by $73 million, or 32%, in the first quarter of 2017 when compared to the same period in 2016,  driven by strong growth in sales of Gorilla Glass products, combined with an increase in advanced optics products.  Net income in the first quarter of 2017 increased by $22 million, or 85%,  due to the significant increase in sales and the absence of restructuring charges, offset slightly by higher selling and administrative costs. Movements in foreign exchange rates did not materially impact net sales and net income in the Specialty Materials segment in the three months ended March 31, 2017 when compared to the same period in 2016.

Core Performance

Core earnings increased by $16 million, or 50%, in the three months ended March 31, 2017, driven primarily by the increase in sales of Corning Gorilla Glass and advanced optics products, offset slightly by higher selling and administrative costs.

Outlook:

On a year-over-year basis, second-quarter segment sales are expected to grow in the high-teens on a percentage basis.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Life Sciences

The following tables provide net sales and net income for the Life Sciences segment and reconcile the non-GAAP financial measures for the Life Sciences segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended
	March 31, 2017
	Net	Net
(in millions)	sales	income
As reported – GAAP	$210	$17
Acquisition-related costs (3)		3
Core performance	$210	$20

	Three months ended
	March 31, 2016
	Net	Net
(in millions)	sales	income
As reported – GAAP	$204	$12
Acquisition-related costs (3)		3
Restructuring, impairment and other charges (6)		3
Core performance	$204	$18

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Life Sciences segment increased by $6 million, or 3%, in the first quarter of 2017 when compared to the same period in 2016, driven by strong performance globally.  Net income increased by $5 million, or 42%, driven by an increase in volume and a decrease in restructuring expenses.   Movements in foreign exchange rates negatively impacted net sales in the amount of $4 million and net income in the amount of $1 million.

Core Performance

Core earnings in the three months ended March 31, 2017 increased by 11%, driven by an increase in volume, offset slightly by the negative impact of movements in foreign exchange rates of $1 million.

Outlook:

Second-quarter sales are expected to grow by a low single-digit percentage when compared to the second quarter of 2016.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):

	Three months ended
	March 31,
As Reported	2017	2016

Net sales	$36	$38
Research, development and engineering expenses	$52	$47
Equity earnings of affiliated companies	$1	$3
Net loss	$(53)	$(85)

Net sales of this segment in the first quarter of 2017 were consistent with the first quarter of 2016. The decrease in the net loss of this segment reflects the absence of asset write-offs in emerging businesses recorded in the first quarter of 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

There were no significant items that impacted Corning’s financing structure in the three months ended March 31, 2017 and 2016.

Common Stock Dividends

On February 3, 2016, Corning’s Board of Directors declared a 12.5% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.12 to $0.135 per share of common stock, beginning with the dividend paid in the first quarter of 2016.

On February 1, 2017, Corning’s Board of Directors declared a 14.8% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.135 to $0.155 per share of common stock, beginning with the dividend to be paid in the first quarter of 2017.  This increase marks the sixth dividend increase since October 2011.

Share Repurchase Program

In three months ended March 31, 2017, Corning repurchased 15.3 million shares of common stock for $408.3 million.

Capital Spending

Capital spending totaled $364 million and $270 million in the three months ended March 31, 2017 and 2016, respectively.  We expect our 2017 capital expenditures to be approximately $1.5 billion, driven by expansions related to the Gen 10.5 glass manufacturing facility in China, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment and investment to support growth in customer demand in the Optical Communications and Specialty Materials segments.

Cash Flow

Summary of cash flow data (in millions):

	Three months ended
	March 31,
	2017	2016
Net cash provided by (used in) operating activities	$191	$(80)
Net cash used in investing activities	$(326)	$(76)
Net cash used in financing activities	$(388)	$(916)

Net cash provided by operating activities increased by $271 million in the three months ended March 31, 2017 when compared to the same period last year, driven largely by the increase in net income net of non-cash items, a decline in taxes paid of approximately $100 million and an increase in dividends received from affiliated companies of $34 million.

Net cash used in investing activities increased by $250 million in the three months ended March 31, 2017,  when compared to the same period last year, driven by an increase of $94 million in capital expenditures, the absence of cash received from the liquidation of short-term investments of $121 million and cash paid in the amount of $35 million for a small acquisition completed in the first quarter of 2017.

Net cash used in financing activities in the three months ended March 31, 2017 decreased when compared to the same period last year, driven by lower share repurchases, down $303 million, an increase of $173 million in proceeds from the exercise of stock options and the absence of $64 million of debt repayments made in the first quarter of 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	As of	As of
	March 31,	December 31,
	2017	2016

Working capital	$6,297	$6,297
Current ratio	3.6:1	3.3:1
Trade accounts receivable, net of allowances	$1,583	$1,481
Days sales outstanding	60	54
Inventories	$1,544	$1,471
Inventory turns	3.8	3.8
Days payable outstanding (1)	50	45
Long-term debt	$3,669	$3,646
Total debt to total capital	18%	18%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2016 Form 10-K.

	Rating	Outlook
RATING AGENCY	Long-Term Debt	last update

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity

We ended the first quarter of 2017 with approximately $4.8 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world and generally are unrestricted.  Although approximately 66% of the consolidated amount was held outside of the United States at March 31, 2017, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes.  On July 20, 2016, Corning’s Board of Directors approved an increase to the allowable maximum aggregate principal amount outstanding at any time from $1 billion to $2 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  Corning did not have outstanding commercial paper at March 31, 2017 and December 31, 2016.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Our major source of funding for 2017 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, acquisitions, the asbestos litigation, capital expenditures, scheduled debt repayments and dividend payments and share repurchase programs.

Corning has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2017, our leverage using this measure was approximately 18% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.    As of March 31, 2017, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2016 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2016 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that require management’s most difficult, subjective or complex judgments are described in our 2016 Form 10-K and remain unchanged through the first three months of 2017.  For certain items, additional details are provided below.

Impairment of Assets Held for Use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter in which impairment indicators are present.  We must exercise judgment in assessing whether an event of impairment has occurred.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium.  These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process and have a very long useful life.  Precious metals are reviewed for impairment as part of our assessment of long-lived assets.  This review considers all of the Company’s precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity.  Precious metals are only acquired to support our manufacturing operations and are not held for trading or other purposes.

At March 31, 2017 and December 31, 2016, the carrying value of precious metals was higher than the fair market value by $837 million and $890 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 17 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2017 and December 31, 2016, Corning had accrued approximately $42 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

-	loss of significant customers;
-	changes in tax laws and regulations;
-	the potential impact of legislation, government regulations, and other government action and investigations; and
-	other risks detailed in Corning’s SEC filings.

© 2017 Corning Incorporated. All Rights Reserved.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2016 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk and how we mitigate that risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2016 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2017, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Non-PCC Asbestos Claims. See our 2016 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of March 31, 2017, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation. See our 2016 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of March 31, 2017, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2016 Form 10-K, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2016 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.  There have been no material changes to Part I, Item 1A. Risk Factors in our 2016 Form 10-K.

© 2017 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2017:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share (1)	or program (2)	or programs (2)

January 1-31, 2017	3,639,506	$24.96	3,595,118	$3,937,248,964
February 1-28, 2017	5,047,263	$27.01	5,013,373	$3,801,803,924
March 1-31, 2017	6,668,216	$27.49	6,664,144	$3,618,620,933
Total	15,354,985	$26.73	15,272,635	$3,618,620,933

(1)

This column reflects the following transactions during the first quarter of 2017:  (i) the deemed surrender to us of 58,888 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 23,462 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 15,272,635 shares of common stock (1,102,150 shares of common stock in conjunction with the repurchase program announced on October 26, 2015 and 14,170,485 shares of common stock in conjunction with the repurchase program announced on December 7, 2016).

(2)

On October 26, 2015, Corning’s Board of Directors authorized the repurchase of up to $4 billion worth of shares of common stock.  This authorization was fully utilized in the first quarter of 2017.  On December 7, 2016, Corning’s Board of Directors authorized a share repurchase program with no expiration for the repurchase of up to $4 billion of common stock (the “2016 Repurchase Program”).

© 2017 Corning Incorporated. All Rights Reserved.

Index

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 25, 2017	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2017 Corning Incorporated. All Rights Reserved.