Form 10-Q
period 2017-06-30
CORNING INC /NY
filed 2017-07-26
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 14, 2017
Corning’s Common Stock, $0.50 par value per share	903,183,646 shares

© 2017 Corning Incorporated. All Rights Reserved.

Index

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017		2016	2017	2016
Net sales	$2,497		$2,360	$4,872	$4,407
Cost of sales	1,512		1,409	2,930	2,692

Gross margin	985		951	1,942	1,715

Operating expenses:		.
Selling, general and administrative expenses	379		499	695	802
Research, development and engineering expenses	207		192	407	382
Amortization of purchased intangibles	18		15	35	29
Restructuring, impairment and other charges			(2)		78

Operating income	381		247	805	424

Equity in earnings of affiliated companies	37		41	117	100
Interest income	11		6	23	12
Interest expense	(38)		(40)	(75)	(81)
Translated earnings contract gain (loss), net	219		(1,201)	(219)	(2,058)
Gain on realignment of equity investment			2,676		2,676
Other expense, net	(18)		(26)	(39)	(42)

Income before income taxes	592		1,703	612	1,031
(Provision) benefit for income taxes (Note 4)	(153)		504	(87)	808

Net income attributable to Corning Incorporated	$439		$2,207	$525	$1,839

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.46		$2.06	$0.52	$1.66
Diluted (Note 5)	$0.42		$1.87	$0.50	$1.53

Dividends declared per common share	$0.155		$0.135	$0.31	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income attributable to Corning Incorporated	$439	$2,207	$525	$1,839

Foreign currency translation adjustments and other	(46)	196	404	624
Net unrealized gains (losses) on investments	13	(1)	16	(3)
Unamortized gains and prior service credits for postretirement benefit plans	16	265	17	265
Net unrealized gains (losses) on designated hedges	12	(22)	38	(41)
Other comprehensive (loss) income, net of tax (Note 13)	(5)	438	475	845

Comprehensive income attributable to Corning Incorporated	$434	$2,645	$1,000	$2,684

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	June 30,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$4,189	$5,291
Trade accounts receivable, net of doubtful accounts and allowances - $62 and $59	1,640	1,481
Inventories, net of inventory reserves - $156 and $151 (Note 6)	1,616	1,471
Other current assets	986	805
Total current assets	8,431	9,048

Investments (Note 7)	348	336
Property, plant and equipment, net of accumulated depreciation - $10,511 and $9,884	13,060	12,546
Goodwill, net (Note 8)	1,608	1,577
Other intangible assets, net (Note 8)	842	796
Deferred income taxes (Note 4)	2,651	2,325
Other assets	890	1,271

Total Assets	$27,830	$27,899

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 3)	$631	$256
Accounts payable	1,096	1,079
Other accrued liabilities (Note 2 and Note 10)	1,081	1,416
Total current liabilities	2,808	2,751

Long-term debt	3,302	3,646
Postretirement benefits other than pensions (Note 9)	712	737
Other liabilities (Note 2 and Note 10)	2,928	2,805
Total liabilities	9,750	9,939

Commitments and contingencies (Note 2)
Shareholders’ equity (Note 13):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,705 million and 1,691 million	852	846
Additional paid-in capital – common stock	13,962	13,695
Retained earnings	17,303	16,880
Treasury stock, at cost; Shares held: 803 million and 765 million	(15,204)	(14,152)
Accumulated other comprehensive loss	(1,201)	(1,676)
Total Corning Incorporated shareholders’ equity	18,012	17,893
Noncontrolling interests	68	67
Total equity	18,080	17,960

Total Liabilities and Equity	$27,830	$27,899

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$525	$1,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	523	561
Amortization of purchased intangibles	35	29
Restructuring, impairment and other charges		78
Equity in earnings of affiliated companies	(117)	(100)
Dividends received from affiliated companies	67	20
Deferred tax benefit	(76)	(898)
Translated earnings contract loss	219	2,058
Unrealized translation gains on transactions	(194)	(124)
Gain on realignment of equity investment		(2,676)
Changes in certain working capital items:
Trade accounts receivable	(98)	(103)
Inventories	(110)	(66)
Other current assets	(100)	(71)
Accounts payable and other current liabilities	(317)	(103)
Other, net	114	11
Net cash provided by operating activities	471	455

Cash Flows from Investing Activities:
Capital expenditures	(761)	(533)
Acquisition of business, net of cash received	(38)	(279)
Cash received on realignment of equity investment		4,818
Short-term investments – acquisitions		(20)
Short-term investments – liquidations	29	121
Realized gains on translated earnings contracts	149	145
Other, net	(13)	(14)
Net cash (used in) provided by investing activities	(634)	4,238

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(64)
Principal payments under capital lease obligations	(1)	(1)
Payments of employee withholding tax on stock awards	(11)	(12)
Repayments of commercial paper		(230)
Proceeds from the exercise of stock options	252	27
Repurchases of common stock for treasury	(1,045)	(1,515)
Dividends paid	(333)	(340)
Net cash used in financing activities	(1,138)	(2,135)
Effect of exchange rates on cash	199	86
Net decrease in cash and cash equivalents	(1,102)	2,644
Cash and cash equivalents at beginning of period	5,291	4,500
Cash and cash equivalents at end of period	$4,189	$7,144

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

Corning’s equity affiliates are currently evaluating their material contracts, and as such, Corning has not determined the impact to our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the ASU on January 1, 2017.

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

2.   Commitments, Contingencies and Guarantees

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2016, this estimated liability was $290 million, due to the Company’s contribution, in the second quarter of 2016, of its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”) in the total amount of $238 million, as required by the Plan.  A payment for $70 million was made in June 2017. At June 30, 2017, the total amount of payments due in years 2018 through 2022 is $220 million.  A $35 million payment is due in the second quarter of 2018 and is classified as a current liability.  The remaining $185 million is classified as a non-current liability.

Non-PCC Asbestos Claims Insurance Litigation

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.  At December 31, 2016 and June 30, 2017, the amount of the reserve for these non-PCC asbestos claims was $149 million.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

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

As of June 30, 2017 and December 31, 2016, contingent guarantees totaled a notional value of $324 million and $267 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $229 million and $231 million, at June 30, 2017 and December 31, 2016, respectively.

Product warranty liability accruals were considered insignificant at June 30, 2017 and December 31, 2016.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 16 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2017 and December 31, 2016, Corning had accrued approximately $40 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At June 30, 2017, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

3.   Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.6 billion at June 30, 2017 and $3.9 billion at December 31, 2016, compared to recorded book values of $3.3 billion at June 30, 2017 and $3.6 billion at December 31, 2016.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning did not have outstanding commercial paper at June 30, 2017 and December 31, 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

4.   Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

(Provision) benefit for income taxes	$(153)	$504	$(87)	$808
Effective income tax rate (benefit)	25.8%	(29.6%)	14.2%	(78.4%)

For the three and six months ended June 30, 2017, the effective income tax rates differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	One-time tax-related adjustments.

For the three and six months ended June 30, 2016, the effective income tax rates differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax; and
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

© 2017 Corning Incorporated. All Rights Reserved.

Index

5.   Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Corning Incorporated	$439	$2,207	$525	$1,839
Less: Series A convertible preferred stock dividend	24	24	49	49
Net income available to common stockholders – basic	415	2,183	476	1,790
Plus: Series A convertible preferred stock dividend	24	24	49	49
Net income available to common stockholders – diluted	$439	$2,207	$525	$1,839

Weighted-average common shares outstanding – basic	908	1,059	917	1,081
Effect of dilutive securities:
Stock options and other dilutive securities	11	8	11	8
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding – diluted	1,034	1,182	1,043	1,204
Basic earnings per common share	$0.46	$2.06	$0.52	$1.66
Diluted earnings per common share	$0.42	$1.87	$0.50	$1.53

Antidilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards		20	2	21
Total		20	2	21

6.   Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	June 30,	December 31,
	2017	2016
Finished goods	$683	$606
Work in process	327	303
Raw materials and accessories	281	270
Supplies and packing materials	325	292
Total inventories, net of inventory reserves	$1,616	$1,471

7.   Investments

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

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

Investments comprise the following (in millions):

	Ownership			June 30,	December 31,
	interest			2017	2016
Affiliated companies accounted for by the equity method (1)	20%	to	50%	$279	$269
Other investments				69	67
Subtotal Investment Assets				$348	$336

Affiliated companies accounted for by the equity method
HSG (1)(2)		50%		$198	$241
Subtotal Investment Liabilities				$198	$241

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies at June 30, 2017 and December 31, 2016. Corning does not control any of such entities.
(2)	HSG indirectly holds an 80.5% interest in a HSG operating partnership. The negative carrying value of the investment in HSG is recorded in Other Liabilities.

Hemlock Semiconductor Group

HSG’s results of operations follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (2)	2017 (1)	2016 (2)
Statement of Operations:
Net sales	$320	$180	$601	$180
Gross profit	$80	$51	$108	$51
Net income attributable to HSG	$67	$44	$226	$44

(1)

HSG’s net income for the first half of 2017 includes pre-tax gains on settlement of long-term sales agreements in the amount of $150 million (after tax and non-controlling interests, Corning’s share was approximately $75 million).

(2)	Amounts reflect HSG’s results of operations for the month of June 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

8.   Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended June 30, 2017 and December 31, 2016 is as follows (in millions):

	Display	Optical	Specialty	Life	All
	Technologies	Communications	Materials	Sciences	Other	Total
Balance at December 31, 2016	$126	$645	$150	$558	$98	$1,577
Acquired goodwill (1)					34	34
Measurement period adjustment (2)					(28)	(28)
Foreign currency translation adjustment	4	2		13	6	25
Balance at June 30, 2017	$130	$647	$150	$571	$110	$1,608

(1)	The Company completed a small acquisition during the first quarter of 2017 which is reported in All Other.
(2)	In the second quarter of 2017, the Company recorded measurement period adjustments of $28 million related to an acquisition completed in a previous period.

Corning’s gross goodwill balances for the periods ended June 30, 2017 and December 31, 2016 each were $8.1 billion. Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2017 and December 31, 2016, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other intangible assets are as follows (in millions):

	June 30, 2017			December 31, 2016
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$366	$186	$180	$360	$176	$184
Customer lists and other	838	176	662	761	149	612
Total	$1,204	$362	$842	$1,121	$325	$796

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first half of 2017, primarily due to acquisitions of $71 million of other intangible assets and foreign currency translation adjustments of $10 million, offset by amortization of $35 million.

Amortization expense related to these intangible assets is estimated to be $69 million annually for 2017 through 2019, and  $65 million annually from 2020 to 2022.

9.   Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016

Service cost	$23	$21	$47	$43	$2	$2	$5	$4
Interest cost	31	31	62	62	6	6	13	13
Expected return on plan assets	(44)	(41)	(87)	(83)
Amortization of prior service cost (credit)	2	2	3	3		(1)	(1)	(2)
Recognition of actuarial loss	15	28	15	35
Total pension and postretirement benefit expense	$27	$41	$40	$60	$8	$7	$17	$15

© 2017 Corning Incorporated. All Rights Reserved.

Index

10.   Other Liabilities

Other liabilities follow (in millions):

	June 30,	December 31,
	2017	2016
Current liabilities:
Wages and employee benefits	$410	$487
Income taxes	129	150
Derivative instruments	43	88
Asbestos and other litigation	39	70
Other current liabilities	460	621
Other accrued liabilities	$1,081	$1,416

Non-current liabilities:
Defined benefit pension plan liabilities	$731	$692
Derivative instruments	358	282
Asbestos and other litigation	343	369
Investment in Hemlock Semiconductor Group (1)	198	241
Other non-current liabilities	1,298	1,221
Other liabilities	$2,928	$2,805

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

Asbestos Claims

Corning and PPG each owned 50% of the capital stock of PCC.  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Refer to Note 2 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information on the asbestos claims.

11.   Hedging Activities

Undesignated Hedges

The table below includes a total gross notional value for translated earnings contracts of $14.3 billion and $16.7 billion at June 30, 2017 and December 31, 2016, respectively.  The translated earnings contracts include average rate forwards of $13.1 billion and $14.7 billion and zero-cost collars of $1.2 billion and $2.0 billion at June 30, 2017 and December 31, 2016, respectively.  The majority of the average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen for 2017-2022 with gross notional values of $12.1 billion and $13.6 billion at June 30, 2017 and December 31, 2016, respectively. The average rate forward contracts also partially hedge the impacts of the South Korean won, New Taiwan dollar, Chinese yuan, Euro and British pound translation on the Company’s projected net income. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  The total net notional value of the zero-cost collars was $0.6 billion and $1.0 billion at June 30, 2017 and December 31, 2016, respectively.

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2017 and December 31, 2016 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,
	2017	2016	location	2017	2016	location	2017	2016

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$472	$458	Other current assets	$10	$1	Other accrued liabilities	$(7)	$(29)
			Other assets	10

Interest rate contracts	550	550				Other liabilities	(5)	(5)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	649	890	Other current assets	4	11	Other accrued liabilities	(7)	(7)

Translated earnings contracts	14,264	16,711	Other current assets	213	423	Other accrued liabilities	(29)	(52)
			Other assets	40	146	Other liabilities	(353)	(277)

Total derivatives	$15,935	$18,609		$277	$581		$(401)	$(370)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables summarize the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and six months ended June 30, 2017 and 2016 (in millions):

	Effect of derivative instruments on the consolidated financial statements
	for the three months ended June 30,
	Gain/(loss)
	recognized in other		Location of gain/(loss)	Gain/(loss) reclassified from
	comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income (effective) (1)
relationships	2017	2016	income (effective)	2017	2016

			Cost of sales	$(3)	$(9)
Foreign exchange contracts	$9	$(35)	Other expense, net	(1)	(1)

Total cash flow hedges	$9	$(35)		$(4)	$(10)

	Effect of derivative instruments on the consolidated financial statements
	for the six months ended June 30,
	Gain/(loss)
	recognized in other		Location of gain/(loss)	Gain/(loss) reclassified from
	comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income ineffective/effective (1)
relationships	2017	2016	income (effective)	2017	2016

			Sales	$1	$1
			Cost of sales	(9)	(14)
Foreign exchange contracts	$32	$(63)	Other expense, net	(1)	(1)

Total cash flow hedges	$32	$(63)		$(9)	$(14)

(1)	The amount of hedge ineffectiveness at June 30, 2017 and 2016 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended		Six months ended
	Location of gain/(loss)	June 30,		June 30,
Undesignated derivatives	recognized in income	2017	2016	2017	2016

Foreign exchange contracts – balance sheet and loans	Other expense, net	$(15)	$(35)	$(13)	$(72)
Foreign currency hedges related to translated earnings	Translated earnings contract gain (loss), net	219	(1,201)	(219)	(2,058)

Total undesignated		$204	$(1,236)	$(232)	$(2,130)

12.   Fair Value Measurements

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)(2)	$521		$227	$294
Non-current assets:
Other assets (1)	$50		$50

Current liabilities:
Other accrued liabilities (1)(3)	$46		$43	$3
Non-current liabilities:
Other liabilities (1)(3)	$378		$358	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include a contingent consideration asset which was measured by applying an option pricing model using projected future Corning Precision Materials’ revenues.
(3)

Other accrued liabilities and other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs. As of June 30, 2017 the fair value of the contingent consideration payables is $23 million.

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

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of June 30, 2017 and December 31, 2016, the fair value of the potential receipt of the contingent consideration in 2018 was $294 million and $289 million, respectively.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of June 30, 2017 and December 31, 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

13.   Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of June 30, 2017, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

2016 Share Repurchases

In July 2016, Corning entered into an accelerated share repurchase agreement (the “2016 ASR agreement”) under the 2015 Repurchase Program to repurchase Corning’s common stock.  Under the 2016 ASR agreement, Corning paid $2.0 billion for a total of 86.7 million shares.

In addition to the 2016 ASR agreement, during the year ended December 31, 2016, the Company repurchased 110.4 million shares of common stock on the open market for approximately $2.2 billion as part of its 2015 Repurchase Programs, resulting in a total of 197.1 million shares repurchased for $4.2 billion during 2016.

2017 Share Repurchases

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  In the second quarter of 2017, Corning entered into an accelerated share repurchase agreement (the “2017 ASR agreement”) under this program.  Under the 2017 ASR agreement, Corning paid $500 million for a total of 17.1 million shares.

In addition to the 2017 ASR agreement, during the three and six months ended June 30, 2017, the Company repurchased 5.1 million and 20.4 million shares of common stock on the open market for approximately $138.1 million and $546.4 million, respectively.

Accumulated Other Comprehensive Income

In the three and six months ended June 30, 2017 and 2016, the primary changes in accumulated other comprehensive income (“AOCI”) were related to the foreign currency translation adjustment and unamortized actuarial gains (losses) components.

A summary of changes in the foreign currency translation adjustment component of AOCI is as follows (in millions) (1):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$(825)	$(743)	$(1,275)	$(1,171)
Other comprehensive (loss) income (2)	(49)	240	385	625
Equity method affiliates (3)	3	(44)	19	(1)
Net current-period other comprehensive (loss) income	(46)	196	404	624
Ending balance	$(871)	$(547)	$(871)	$(547)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)

For the three months and six months ended June 30, 2017 amounts are net of total tax (benefit) expense of $(16) million and $41 million, respectively, and for the three and six months ended June 30, 2016, amounts are net of total tax expense of $0 million and $17 million, respectively.

(3)	Tax effects are not significant.

In the second quarter of 2016, a $45 million cumulative foreign currency translation gain was released as a result of the realignment of Dow Corning and included in the gain on realignment of equity investment.

In the second quarter of 2016, a $22 million cumulative foreign currency translation loss was released as a result of the contribution of our investment in PCE to the PCC litigation trust and included in selling, general and administrative expenses.

© 2017 Corning Incorporated. All Rights Reserved.

Index

A summary of changes in the unamortized actuarial gains (losses) component of AOCI is as follows (in millions) (1):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$(346)	$(588)	$(347)	$(588)
Other comprehensive loss before reclassifications (2)	(1)	(29)		(35)
Amounts reclassified from accumulated other comprehensive income (2)	17	29	17	36
Equity method affiliates (3)		265		264
Net current-period other comprehensive income	16	265	17	265
Ending balance	$(330)	$(323)	$(330)	$(323)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)

For the three and six months ended June 30, 2017, amounts are net of total tax expense of $9 million and $10 million, respectively. For the three and six months ended June 30, 2016, tax effects are not significant.

(3)	For the three and six months ended June 30, 2017, tax effects are not significant. For the three and six months ended June 30, 2016, amounts are net of total tax expense of $19 million.

In the second quarter of 2016, a $260 million cumulative unamortized actuarial loss, net of tax of $19 million, was released as a result of the realignment of Dow Corning and included in the gain on realignment of equity investment.

In addition, for the three and six months ended June 30, 2017, a loss of $13 million and $16 million, respectively, was recognized for the investment component of AOCI, and primarily included in income tax expense.

14.   Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost was approximately $11 million and $14 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $25 million and $23 million for the six months ended June 30, 2017 and 2016, respectively.  Amounts for all periods presented included compensation expense for employee stock options and time-based restricted stock and restricted stock units.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable three years from the grant date.  The maximum term of non-qualified and incentive stock options is ten years from the grant date.

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the six months ended June 30, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term in	Value
	(in thousands)	Price	Years	(in thousands)
Options Outstanding as of December 31, 2016	31,507	$19.40
Granted	1,503	27.01
Exercised	(11,914)	21.39
Forfeited and Expired	(234)	23.48
Options Outstanding as of June 30, 2017	20,862	18.77	4.80	$235,389
Options Expected to Vest as of June 30, 2017	20,813	18.76	4.79	235,075
Options Exercisable as of June 30, 2017	16,139	17.61	3.65	200,826

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on June 30, 2017, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of June 30, 2017, there was approximately $10 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $2 million and $5 million for the six months ended June 30, 2017 and 2016, respectively, and approximately $10 million and $8 million for the six months ended June 30, 2017 and 2016, respectively.

Proceeds received from the exercise of stock options were $252 million and $27 million for the six months ended June 30, 2017 and 2016, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the six months ended June 30, 2017 and 2016 was approximately $73 million and $15 million, respectively.  The income tax (expense) benefit realized from share-based compensation was not significant for the three and six months ended June 30, 2017 and 2016, respectively.

The following inputs were used for the valuation of option grants under our stock option plans:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017			2016
Expected volatility	35.7%	40.2%	35.7%	-	36.1%	40.2%	-	43.1%
Weighted-average volatility	35.7%	40.2%	35.7%	-	36.1%	40.2%	-	43.1%
Expected dividends	2.11%	2.89%	2.11%	-	2.28%	2.89%	-	2.94%
Risk-free rate	2.2%	1.6%	2.2%	-	2.3%	1.5%	-	1.6%
Average risk-free rate	2.2%	1.6%	2.2%	-	2.3%	1.5%	-	1.6%
Expected term (in years)	7.4	7.4	7.4	-	7.4	7.4	-	7.4
Pre-vesting departure rate	0.6%	0.6%	0.6%	-	0.6%	0.6%	-	0.6%

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2016, and changes which occurred during the six months ended June 30, 2017:

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Non-vested shares and share units at December 31, 2016	4,640	$20.15
Granted	1,492	27.44
Vested	(1,068)	20.74
Forfeited	(66)	21.93
Non-vested shares and share units at June 30, 2017	4,998	$22.18

As of June 30, 2017, there was approximately $59 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.5 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $9 million in the three months ended June 30, 2017 and 2016, and approximately $15 million in the six months ended June 30, 2017 and 2016.

15.   Reportable Segments

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Three months ended
June 30, 2017
Net sales	$748	$882	$263	$337	$221	$46	$2,497
Depreciation (1)	$130	$48	$31	$31	$13	$10	$263
Amortization of purchased intangibles	—	$11	—	—	$5	$2	$18
Research, development and engineering expenses (2)	$23	$40	$27	$37	$6	$52	$185
Income tax (provision) benefit	$(86)	$(52)	$(16)	$(28)	$(7)	$30	$(159)
Net income (loss) (3)	$211	$101	$32	$56	$14	$(58)	$356

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Three months ended
June 30, 2016
Net sales	$801	$782	$259	$266	$215	$37	$2,360
Depreciation (1)	$149	$43	$33	$27	$13	$11	$276
Amortization of purchased intangibles		$8			$5	$2	$15
Research, development and engineering expenses (2)	$17	$36	$26	$34	$6	$45	$164
Income tax (provision) benefit	$(86)	$(39)	$(19)	$(19)	$(8)	$23	$(148)
Net income (loss) (3)	$204	$77	$37	$38	$17	$(55)	$318

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Six Months Ended
June 30, 2017
Net sales	$1,484	$1,700	$538	$637	$431	$82	$4,872
Depreciation (1)	$259	$93	$62	$60	$25	$22	$521
Amortization of purchased intangibles		$22			$10	$3	$35
Research, development and engineering expenses (2)	$42	$77	$52	$73	$12	$104	$360
Income tax (provision) benefit	$(188)	$(97)	$(30)	$(52)	$(15)	$55	$(327)
Net income (loss) (3)	$460	$183	$63	$104	$31	$(111)	$730

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Six Months Ended
June 30, 2016
Net sales	$1,506	$1,391	$523	$493	$419	$75	$4,407
Depreciation (1)	$300	$84	$65	$55	$28	$22	$554
Amortization of purchased intangibles		$15			$10	$4	$29
Research, development and engineering expenses (2)	$35	$73	$51	$65	$12	$92	$328
Income tax (provision) benefit	$(179)	$(50)	$(35)	$(31)	$(14)	$66	$(243)
Net income (loss) (3)	$413	$94	$71	$64	$29	$(140)	$531

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.  Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income to consolidated net income below.

© 2017 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income of reportable segments	$414	$373	$841	$671
Net loss of All Other	(58)	(55)	(111)	(140)
Unallocated amounts:
Net financing costs (1)	(26)	(29)	(52)	(58)
Stock-based compensation expense	(11)	(14)	(25)	(23)
Exploratory research	(23)	(28)	(47)	(55)
Corporate contributions	(6)	(16)	(22)	(23)
Gain on realignment of equity investment		2,676		2,676
Equity in earnings of affiliated companies (2)	31	48	110	104
Unrealized loss on foreign currency hedges related to translated earnings	148	(1,253)	(370)	(2,203)
Resolution of Department of Justice investigation		(98)		(98)
Income tax benefit	15	653	233	1,054
Other corporate items	(45)	(50)	(32)	(66)
Net income	$439	$2,207	$525	$1,839

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)

For the periods ending June 30, 2017, the amounts represent the equity earnings of HSG.  For the periods ending June 30, 2016, the amounts primarily represent equity earnings from Dow Corning.  Refer to Note 7, Investments, for additional information.

© 2017 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2016 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2016 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2017.

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

Our probability of success increases as we invest in our world-class capabilities.  Over the next two years, Corning will concentrate approximately 80% of its research, development and engineering investment and capital spending on a cohesive set of three core technologies, four manufacturing and engineering platforms, and five market-access platforms.  This strategy will allow us to quickly apply our talents and repurpose our assets as needed.

Summary of results for the three months and six months ending June 30, 2017

Net sales in the second quarter and first half of 2017 were $2,497 million and $4,872 million, respectively, compared to $2,360 million and $4,407 million in the same periods in 2016. The increase in both periods was driven by higher sales in the Optical Communications and Specialty Materials segments.  Optical Communications segment sales increased $100 million and $309 million, respectively, primarily due to higher sales of carrier network products in the North American fiber-to-the-home market, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016.  Specialty Materials segment sales increased $71 million and $144 million, respectively, driven by higher sales of Corning Gorilla Glass and advanced optics products.

© 2017 Corning Incorporated. All Rights Reserved.

Index

In the second quarter of 2017, we generated net income of $439 million or $0.42 per share, compared to net income of $2,207 million or $1.87 per share for the same period in 2016.  The decrease in net income of $1,768 million was primarily driven by the following items (amounts presented after-tax):

•	The absence of a $2.7 billion non-taxable gain and $105 million positive tax adjustment on the strategic realignment of our ownership interest in Dow Corning recorded in the second quarter of 2016;
•	The absence of a gain of $25 million on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation recorded in the second quarter of 2016;

Partially offsetting these events were the following items:

•	A $896 million gain from a favorable change in the value of our translated earnings contracts;
•

A decrease of $120 million in selling, general and administrative expenses, driven primarily by the absence of acquisition-related costs related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016, and lower litigation, regulatory and other legal costs;

•	An increase of $24 million in net income in the Optical Communications segment, due to higher sales of carrier network products; and
•	An increase of $18 million in net income in the Specialty Materials segment, driven by an increase in Corning Gorilla Glass and advanced optics products.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the three months ended June 30, 2017 when compared to the same period in 2016.

In the first half of 2017, we generated net income of $525 million or $0.50 per share, compared to net income of $1,839 million or $1.53 per share for the same period in 2016.  The decrease in net income of $1,314 million was primarily driven by the items negatively impacting the second quarter described above, offset partially by the following items (amounts presented after-tax):

•	A $1.2 billion gain from a favorable change in the value of our translated earnings contracts;
•

A decrease of $107 million in selling, general and administrative expenses, driven primarily by the absence of acquisition-related costs primarily related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016, and lower litigation, regulatory and other legal costs;

•	A decrease of approximately $50 million in restructuring, impairment and other charges;
•

An increase in net income of $89 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of the production issues in the first half of 2016 related to the implementation of new software;

•

An increase in net income of $47 million in the Display Technologies segment, driven by an increase in volume slightly above 10% and lower selling, general and administrative expenses, offset somewhat by LCD glass price declines slightly above 10%; and

•	An increase in net income of $40 million in the Specialty Materials segment, driven by an increase in Corning Gorilla Glass and advanced optics products.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the six months ended June 30, 2017 when compared to the same period in 2016.

2017 Corporate Outlook

In 2017, Corning will continue to advance its Framework initiatives. In the Display Technologies segment, we expect the rate of growth in both retail market and glass demand to be in the mid-single digit percentage. We believe the full-year 2017 LCD glass pricing environment will be favorable and better than last year, with expectations of price declines of approximately 10% or even less.  In the Optical Communications segment, we anticipate sales to increase by a low-teens percentage over 2016, with upside potential due to current timing of customer projects; as a result, 2017 annual sales growth may reach the mid-teens in percentage terms.  In the Environmental Technologies segment, we expect sales to be consistent to up slightly from 2016, driven by continued sales growth in the auto market.  We expect growth in the Specialty Materials segment, the amount of which will depend on the timing and extent of customers deploying Gorilla Glass 5 and other Corning innovations.  In the Life Sciences segment, we expect low-single digit sales growth, ahead of forecasted market growth rates.

© 2017 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three and six months ended June 30, 2017 and 2016 follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16

Net sales	$2,497	$2,360	6%	$4,872	$4,407	11%

Gross margin	$985	$951	4%	$1,942	$1,715	13%
(gross margin %)	39%	40%		40%	39%

Selling, general and administrative expenses	$379	$499	(24%)	$695	$802	(13%)
(as a % of net sales)	15%	21%		14%	18%

Research, development and engineering expenses	$207	$192	8%	$407	$382	7%
(as a % of net sales)	8%	8%		8%	9%

Equity in earnings of affiliated companies	$37	$41	(10%)	$117	$100	17%
(as a % of net sales)	1%	2%		2%	2%

Translated earnings contract gain (loss), net	$219	$(1,201)	*	$(219)	$(2,058)	(89%)
(as a % of net sales)	9%	(51%)		(4%)	(47%)

Gain on realignment of equity investment		2,676			2,676
(as a % of net sales)		113%			61%

Income before income taxes	$592	$1,703	(65%)	$612	$1,031	(41%)
(as a % of net sales)	24%	72%		13%	23%

(Provision) benefit for income taxes	$(153)	$504	*	$(87)	$808	*
(as a % of net sales)	(6%)	21%		(2%)	18%

Net income attributable to Corning Incorporated	$439	$2,207	(80%)	$525	$1,839	(71%)
(as a % of net sales)	18%	94%		11%	42%

*Percent change is not meaningful.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Net Sales

The following table presents net sales by reportable segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Display Technologies	$748	$801	(7%)	$1,484	$1,506	(1%)
Optical Communications	882	782	13%	1,700	1,391	22%
Environmental Technologies	263	259	2%	538	523	3%
Specialty Materials	337	266	27%	637	493	29%
Life Sciences	221	215	3%	431	419	3%
All Other	46	37	24%	82	75	9%
Total net sales	$2,497	$2,360	6%	$4,872	$4,407	11%

For the three months ended June 30, 2017, net sales increased  by $137 million, or 6%, when compared to the same period in 2016.  The primary sales drivers by segment were as follows:

•

A decrease of $53 million in the Display Technologies segment, driven by LCD glass price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $15 million, partially offset by an increase in volume in the high-single digits in percentage terms;

•	An increase of $100 million in the Optical Communications segment, due to higher sales of carrier network products in the North American fiber-to-the-home market;
•	An increase of $4 million in the Environmental Technologies segment, driven by an increase in automotive products;
•	An increase of $71 million in the Specialty Materials segment, driven by strong growth in sales of Corning Gorilla Glass products, combined with an increase in advanced optics products; and
•	An increase of $6 million in the Life Sciences segment, driven by higher sales in North America.

For the six months ended June 30, 2017, net sales increased by $465 million, or 11%, when compared to the same period in 2016.  The primary sales drivers by segment were as follows:

•	A decrease of $22 million in the Display Technologies segment, driven by LCD glass price declines slightly higher than 10%, partially offset by an increase in volume slightly higher than 10%;
•

An increase of $309 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first half of 2016.  Strong growth in the North American fiber-to-the-home market drove the increase in carrier network products;

•

An increase of $15 million in the Environmental Technologies segment, driven by higher sales of automotive products due to market strength in Europe, China and Asia.  Lower sales of heavy-duty diesel products in North America partially offset this increase;

•	An increase of $144 million in the Specialty Materials segment, driven by strong growth in sales of Corning Gorilla Glass products, combined with an increase in advanced optics products; and
•	An increase of $12 million in the Life Sciences segment, driven by strong performance globally.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the three and six months ended June 30, 2017 when compared to the same periods in 2016.

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

Gross Margin

In the three months ended June 30, 2017, gross margin dollars increased when compared to the same period last year, up $34 million, driven by higher sales across the majority of our segments, but gross margin as a percent of sales declined 1%, largely due to an increase of $19 million in asset write-offs and other charges.

© 2017 Corning Incorporated. All Rights Reserved.

Index

In the six months ended June 30, 2017, gross margin dollars and gross margin as a percent of sales increased when compared to the same period last year, up $227 million, and 1%, respectively, driven primarily by higher sales in the majority of our segments.  Additionally, in the first half of 2017, gross margin improved due to the absence of issues with a manufacturing software implementation in the Optical Communications segment which limited our ability to fulfill customer orders in the first half of 2016.

Selling, General and Administrative Expenses

When compared to the second quarter of 2016, selling, general and administrative expenses decreased by $120 million, or 24%, in the three months ended June 30, 2017.    The significant decrease was due to the following items:

•	A decrease of $62 million in acquisition-related costs, due to the absence of costs related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016;
•

A decrease of $52 million in litigation, regulatory and other legal costs, driven by the absence of events which occurred in the second quarter of 2016.  In 2016, we recorded litigation and other expenses related to the resolution of an investigation by the U.S. Department of Justice and costs for an environmental matter.  Offsetting these amounts was the gain on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation in the amount of $56 million; and

•	A decrease of $12 million in the mark-to-market of our defined benefit pension plans.

When compared to the first half of 2016, selling, general and administrative expenses decreased by $107 million, or 13%, in the six months ended June 30, 2017.    The significant decrease was due to the following items:

•	A decrease of $62 million in acquisition-related costs, due to the absence of costs related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016;
•

A decrease of $64 million in litigation, regulatory and other legal costs, driven by the absence of events occurring in the second quarter of 2016.  In this period, we recorded litigation and other expenses related to the resolution of an investigation by the U.S. Department of Justice and an environmental matter.  Offsetting these amounts was the gain on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation in the amount of $56 million; and

•	A decrease of $19 million in the mark-to-market of our defined benefit pension plans.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and six months ended June 30, 2017, research, development and engineering expenses increased by $15 million, or 8%, and $25 million, or 7%, respectively, when compared to the same periods last year, driven by higher research and development costs for our emerging businesses, as well as an increase in employee benefit expenses.  As a percentage of sales, these expenses remained consistent in the second quarter, and decreased slightly in the first half of 2017 when compared to the same period last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017		2016
Dow Corning Corporation (1)		$26	$		$82
Hemlock Semiconductor Group (2)	$31	22		110	22
All other	6	(7)		7	(4)
Total equity earnings	$37	$41		$117	$100

(1)	Results include equity earnings of the silicones business and Hemlock Semiconductor business of Dow Corning.
(2)	Results for 2016 include gross equity earnings for HSG from May 31, 2016, the date of the realignment of our ownership interest in Dow Corning, through June 30, 2016.

Refer to Note 7 (Investments) to the consolidated financial statements for additional information.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Translated earnings contract gain (loss), net

Included in the line item Translated earnings contract gain (loss), net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, euro, New Taiwan dollar and Chinese yuan against the U.S. dollar and its impact on our net earnings.  The following table provides detailed information on the impact of our translated earnings contract gains and losses:

	Three Months Ended		Three Months Ended		Change
	June 30, 2017		June 30, 2016		2017 vs. 2016
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gains, net	$69	$44	$52	$33	$17	$11
Unrealized gains (losses), net	150	94	(1,253)	(791)	1,403	885
Total translated earnings contract gains (losses), net	$219	$138	$(1,201)	$(758)	$1,420	$896

	Six Months Ended		Six Months Ended		Change
	June 30, 2017		June 30, 2016		2017 vs. 2016
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gains, net	$149	$94	$145	$92	$4	$2
Unrealized losses, net	(368)	(232)	(2,203)	(1,390)	1,835	1,158
Total translated earnings contract losses, net	$(219)	$(138)	$(2,058)	$(1,298)	$1,839	$1,160

The gross notional value outstanding on our translated earnings contracts at June 30, 2017 and December 31, 2016 were as follows (in billions):

	June 30, 2017	December 31, 2016
Japanese yen-denominated hedges	$13.1	$14.9
South Korean won-denominated hedges	0.5	1.2
Euro-denominated hedges	0.5	0.3
Chinese yuan-denominated hedges	0.2	0.3
Total gross notional value outstanding	$14.3	$16.7

Income Before Income Taxes

In the three and six months ended June 30, 2017, the impact of fluctuations in foreign exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income before income taxes when compared to the same period in 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

(Provision) benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

(Provision) benefit for income taxes	$(153)	$504	$(87)	$808
Effective income tax rate (benefit)	25.8%	(29.6%)	14.2%	(78.4%)

For the three and six months ended June 30, 2017, the effective income tax rates differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	One-time tax-related adjustments.

For the three and six months ended June 30, 2016, the effective income tax rates differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income;
•	The impact of equity in earnings of nonconsolidated affiliates reported in the financial statements, net of tax; and
•

The tax-free nature of the realignment of our equity interests in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning’s tax on Dow Corning’s undistributed earnings as of the date of the transaction.

Refer to Note 4 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Corning Incorporated	$439	$2,207	$525	$1,839
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$415	$2,183	$476	$1,790
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$439	$2,207	$525	$1,839
Basic earnings per common share	$0.46	$2.06	$0.52	$1.66
Diluted earnings per common share	$0.42	$1.87	$0.50	$1.53

Weighted-average common shares outstanding - basic	908	1,059	917	1,081
Weighted-average common shares outstanding - diluted	1,034	1,182	1,043	1,204

(1)	Refer to Note 5 (Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income

For the three months ended June 30, 2017, comprehensive income decreased by $2,211 million when compared to the same period in 2016, driven by the following items:

•	The decrease in net income attributable to Corning Incorporated of $1,768 million;
•	The negative impact of the change in foreign currency translation gains and losses of $242 million, driven primarily by the Japanese yen; and
•

The negative impact of the change in the amount of unamortized gains and losses for postretirement benefit plans of $249 million, driven by the release in the second quarter of 2016 of unamortized actuarial losses as a result of the realignment of our equity interests in Dow Corning.

© 2017 Corning Incorporated. All Rights Reserved.

Index

For the six months ended June 30, 2017, comprehensive income decreased by $1,684 million, when compared to the same period in 2016, driven by the following items:

•	The decrease in net income attributable to Corning Incorporated of $1,314 million;
•	The negative impact of the change in foreign currency translation gains and losses of $220 million driven primarily by the Japanese yen; and
•

The negative impact of the change in the amount of unamortized gains and losses for postretirement benefit plans of $248 million driven by the release in the second quarter of 2016 of unamortized actuarial losses as a result of the realignment of our equity interests in Dow Corning.

Offsetting these decreases was an increase in net unrealized gains on designated hedges in the amount of $79 million.

Refer to Note 13 (Shareholders’ Equity) to the consolidated financial statements for additional information.

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

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Core net sales	$2,590	$2,440	6%	$5,075	$4,611	10%
Core equity in earnings of affiliated companies	$38	$57	(33)%	$46	$119	(61)%
Core earnings	$431	$434	(1)%	$838	$774	8%

© 2017 Corning Incorporated. All Rights Reserved.

Index

Core Net Sales

The following table presents core net sales by reportable segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Display Technologies	$841	$880	(4)%	$1,687	$1,709	(1)%
Optical Communications	882	782	13%	1,700	1,391	22%
Environmental Technologies	263	259	2%	538	523	3%
Specialty Materials	337	266	27%	637	493	29%
Life Sciences	221	215	3%	431	419	3%
All Other	46	38	21%	82	76	8%
Total core net sales	$2,590	$2,440	6%	$5,075	$4,611	10%

Core net sales increased by $150 million and $464 million in the three and six months ended June 30, 2017, when compared to the same periods in 2016.  In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment’s net sales are adjusted to remove the impact of translating yen into dollars.

When compared to the second quarter of 2016, core net sales in the Display Technologies segment decreased by $39 million, or 4%, in the second quarter of 2017, driven by LCD glass price declines of approximately 10%, partially offset by an increase in volume in the high-single digits in percentage terms.    When compared to the first six months of 2016, core net sales in the Display Technologies segment decreased by $22 million, or 1%, in the same period in 2017, driven by LCD glass price declines of slightly higher than 10%, partially offset by an increase in volume slightly higher than 10%.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017		2016

Dow Corning Corporation (1)		$40	$		$98
Hemlock Semiconductor Group (2)	$31	22		38	22
All other	7	(5)		8	(1)
Total core equity earnings	$38	$57		$46	$119

(1)	Results include equity earnings of the silicones business and Hemlock Semiconductor business of Dow Corning.
(2)	Results for 2016 include gross equity earnings for HSG from May 31, 2016, the date of the realignment of our ownership interest in Dow Corning, through June 30, 2016.

Core Earnings

In the three months ended June 30, 2017, we generated core earnings of $431 million or $0.42 per share, consistent with core earnings generated in the second quarter of 2016 of  $434 million, or $0.37 per share.  The absence of the equity earnings from Dow Corning’s silicones business due to our 2016 realignment of our ownership interest in Dow Corning was offset by higher core earnings in the Optical Communications and Specialty Materials segments.   The increase in earnings per share was driven by lower weighted average shares outstanding due to repurchases of our common stock.

In the six months ended June 30, 2017, we generated core earnings of $838 million or $0.80 per share, compared to core earnings generated in the six months ended June 30, 2016 of $774 million, or $0.64 per share.  The increase of $64 million was driven by the following items:

•

An increase in net income of $89 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of the production issues in the first half of 2016 related to the implementation of new software;

•

An increase in net income of $36 million in the Display Technologies segment, driven by an increase in volume slightly higher than 10% and lower selling, general and administrative expenses, offset somewhat by LCD glass price declines slightly above 10%; and

•	An increase in net income of $26 million in the Specialty Materials segment, driven by an increase in Corning Gorilla Glass and advanced optics products.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Offsetting these increases was the absence of the equity earnings from Dow Corning’s silicones business due to our 2016 realignment of our ownership interest in Dow Corning.

Included in core earnings for the three months and six months ended June 30, 2017 is net periodic pension expense in the amounts of $12 million and $25 million, respectively, and for the same periods in 2016, $13 and $25 million, respectively.  Refer to Note 9 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Core earnings attributable to Corning Incorporated	$431	$434	$838	$774
Less: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - basic	407	410	789	725
Add: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - diluted	$431	$434	$838	$774

Weighted-average common shares outstanding - basic	908	1,059	917	1,081
Effect of dilutive securities:
Stock options and other dilutive securities	11	8	11	8
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	1,034	1,182	1,043	1,204
Core basic earnings per common share	$0.45	$0.39	$0.86	$0.67
Core diluted earnings per common share	$0.42	$0.37	$0.80	$0.64

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended June 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,497	$37	$592	$439	25.8%	$0.42
Constant-yen (1)	93	1	86	64		0.06
Constant-won (1)			(5)	(4)
Translated earnings contract gain (2)			(216)	(136)		(0.13)
Acquisition-related costs (3)			17	12		0.01
Discrete tax items and other tax-related adjustments (4)				21		0.02
Restructuring, impairment and other charges (6)			40	27		0.03
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(2)	(1)
Pension mark-to-market adjustment (9)			15	9		0.01
Core performance measures	$2,590	$38	$527	$431	18.2%	$0.42

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Three Months Ended June 30, 2016
			Income
			before		Effective
	Net	Equity	income	Net	tax (benefit)	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,360	$41	$1,703	$2,207	(29.6%)	$1.87
Constant-yen (1)	78	2	75	56		0.05
Constant-won (1)	2		(12)	(9)		(0.01)
Translated earnings contract loss (2)			1,201	758		0.64
Acquisition-related costs (3)			80	74		0.06
Discrete tax items and other tax-related adjustments (4)				(111)		(0.09)
Litigation, regulatory and other legal matters (5)			55	70		0.06
Restructuring, impairment and other charges (6)			11	7		0.01
Equity in earnings of affiliated companies (7)		14	14	13		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			15	12		0.01
Pension mark-to-market adjustment (9)			27	18		0.02
Gain on realignment of equity investment (10)			(2,676)	(2,676)		(2.26)
Taiwan power outage (11)			20	15		0.01
Core performance measures	$2,440	$57	$513	$434	15.4%	$0.37

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Six Months Ended June 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported – GAAP	$4,872	$117	$612	$525	14.2%	$0.50
Constant-yen (1)	202	1	185	139		0.13
Constant-won (1)	1		(14)	(11)		(0.01)
Translated earnings contract loss (2)			226	142		0.14
Acquisition-related costs (3)			39	27		0.03
Discrete tax items and other tax-related adjustments (4)				30		0.03
Litigation, regulatory and other legal matters (5)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (6)			50	35		0.03
Equity in earnings of affiliated companies (7)		(72)	(72)	(46)		(0.04)
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(5)	(3)
Pension mark-to-market adjustment (9)			15	9		0.01
Core performance measures	$5,075	$46	$1,024	$838	18.2%	$0.80

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Six Months Ended June 30, 2016
			Income
			before		Effective
	Net	Equity	income	Net	tax (benefit)	Per
	sales	earnings	taxes	income	rate (a)	share
As reported	$4,407	$100	$1,031	$1,839	(78.4%)	$1.53
Constant-yen (1)	202	4	185	134		0.11
Constant-won (1)	2	(1)	(32)	(23)		(0.02)
Translated earnings contract loss (2)			2,058	1,298		1.08
Acquisition-related costs (3)			94	84		0.07
Discrete tax items and other tax-related adjustments (4)				(89)		(0.07)
Litigation, regulatory and other legal matters (5)			55	70		0.06
Restructuring, impairment and other charges (6)			120	82		0.07
Equity in earnings of affiliated companies (7)		16	16	15		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			4	3
Pension mark-to-market adjustment (9)			34	22		0.02
Gain on realignment of equity investment (10)			(2,676)	(2,676)		(2.22)
Taiwan power outage (11)			20	15		0.01
Core performance measures	$4,611	$119	$909	$774	14.9%	$0.64

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

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

(8)	Impacts from the acquisition of Samsung Corning Precision Materials: This amount primarily represents the fair value adjustments to the indemnity asset related to contingent consideration.
(9)

Pension mark-to-market adjustment:  Defined benefit mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.

(10)	Gain on realignment of equity investment: Gain recorded upon the completion of the strategic realignment of our ownership interest in Dow Corning.
(11)

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

Display Technologies

The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$748	$211	$1,484	$460
Constant-yen (1)	93	63	202	135
Constant-won (1)		(3)	1	(9)
Translated earnings contract gain (2)		(43)		(91)
Litigation, regulatory and other legal matters (5)				(9)
Restructuring, impairment and other charges (6)		13		13
Impacts from the acquisition of Samsung Corning Precision Materials (8)		(1)		(3)
Core performance	$841	$240	$1,687	$496

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$801	$204	$1,506	$413
Constant-yen (1)	78	55	202	136
Constant won (1)	1	(8)	1	(21)
Translated earnings contract gain (2)		(33)		(91)
Restructuring, impairment and other charges (6)				13
Impacts from the acquisition of Samsung Corning Precision Materials (8)		12		3
Taiwan power outage (11)		7		7
Core performance	$880	$237	$1,709	$460

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Display Technologies segment decreased by $53 million, or 7%, in the second quarter of 2017 when compared to the second quarter of 2016.  The decrease was driven by LCD glass price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $15 million, partially offset by an increase in volume in the high-single digits in percentage terms.  Net income increased by $7 million, or 3%, driven by the increase in volume, lower selling, general and administrative expenses and an increase of $10 million in realized gains on our yen and won-denominated currency hedges, offset slightly by the LCD price declines described above and asset write-off expenses.

Net sales decreased by $22 million in the first half of 2017 when compared to the same period in 2016, driven by price declines slightly higher than 10%, offset partially by an increase in volume slightly higher than 10%.  Net income increased by $47 million, or 11%, driven by the volume increase described above and a decrease in selling, general and administrative expenses, offset partially by price declines slightly higher than 10%.

Core Performance

When compared to the same periods in 2016, core net sales in the Display Technologies segment decreased by $39 million, or 4%, and $22 million, or 1%, in the second quarter and first half of 2017, respectively, driven by the price declines described above.  Core earnings increased in these periods,  up $3 million, or 1%, and $36 million, or 8%, respectively, driven by the increase in volume and a decline in operating expenses, offset somewhat by the price declines.

Outlook:

In the third quarter, we expect the LCD glass market and Corning’s volume to increase by a low single-digit percentage sequentially.   Sequential glass price declines should be moderate and similar to the second-quarter sequential decline.

Optical Communications

The following tables provide net sales and net income for the Optical Communications segment and reconcile the non-GAAP financial measures for the Optical Communications segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$882	$101	$1,700	$183
Acquisition-related costs (3)		7		16
Restructuring, impairment and other charges (6)				2
Core performance	$882	$108	$1,700	$201

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$782	$77	$1,391	$94
Acquisition-related costs (3)		9		13
Restructuring, impairment and other charges (6)				5
Core performance	$782	$86	$1,391	$112

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Optical Communications segment increased by $100 million, or 13%, in the second quarter of 2017, and $309 million, or 22%, in the first half of 2017, when compared to the same periods in 2016. The increase was due to higher sales of carrier network products in the North American fiber-to-the-home market.

Net income in the second quarter and first six months of 2017 increased by $24 million, or 31%,  and $89 million, or 95%, respectively, driven by the increase in sales described above.  Movements in foreign exchange rates did not materially impact net sales and net income in this segment in the three and six months ended June 30, 2017 when compared to the same periods in 2016.

Core Performance

Core earnings increased in the three and six months ended June 30, 2017 by $22 million, or 26%, and $89 million, or 79%, respectively, driven by the items impacting the “As Reported” results described above.

Outlook:

In the third quarter, Corning expects Optical Communications sales to be up more than 10% on a year-over-year basis.

Environmental Technologies

The following tables provide net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$263	$32	$538	$63
Restructuring, impairment and other charges (6)				6
Core performance measures	$263	$32	$538	$69

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$259	$37	$523	$71
Restructuring, impairment and other charges (6)				3
Core performance measures	$259	$37	$523	$74

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2017 Corning Incorporated. All Rights Reserved.

Index

As Reported

Net sales in the Environmental Technologies segment increased  $4 million, or 2%, in the second quarter of 2017 when compared to the same period in 2016, driven by an increase in automotive products.  Net sales in the first half of 2017 increased $15 million, or 3%, driven by higher sales of automotive products due to market strength in Europe, China and Asia.  Lower sales of heavy-duty diesel products in North America partially offset this increase.  Movements in foreign exchange rates negatively impacted net sales in this segment in the three and six months ended June 30, 2017 by $4 million and $11 million, respectively, when compared to the same periods in 2016.

Net income in the second quarter and first half of 2017 decreased by $5  million, or 14%, and $8 million, or 11%, driven by expenses in support of new product launches, and in the first half of 2017 by higher restructuring, impairment and other charges.  Movements in foreign exchange rates did not materially impact net income in this segment in the three and six months ended June 30, 2017 when compared to the same periods in 2016.

Core Performance

In the three and six months of 2017, core earnings decreased by $5 million, or 14%, and $5 million, or 7%, when compared to the same periods in 2016, driven by the items impacting the “As Reported” results described above.

Outlook:

In the third quarter, the Company anticipates Environmental Technologies sales will increase by a low single-digit percentage compared to the third quarter of 2016.

Specialty Materials

The following tables provide net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$337	$56	$637	$104
Restructuring, impairment and other charges (6)		2		2
Core performance	$337	$58	$637	$106

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$266	$38	$493	$64
Constant-yen (1)				(1)
Constant-won (1)				(1)
Restructuring, impairment and other charges (6)		6		14
Taiwan power outage (11)		4		4
Core performance	$266	$48	$493	$80

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Specialty Materials segment increased by $71 million, or 27%, and $144 million, or 29%, in the second quarter and first half of 2017, respectively, when compared to the same periods in 2016, driven by strong growth in sales of Gorilla Glass products, combined with an increase in advanced optics products.  Net income in these periods increased by $18 million, or 47%, and $40 million, or 63%, due to the significant increase in sales and lower restructuring charges, offset slightly by higher selling and administrative costs. Movements in foreign exchange rates did not materially impact net sales and net income in these periods when compared to the same periods in the prior year.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Core Performance

Core earnings increased by $10 million, or 21%, and $26 million, or 33%, in the three and six months ended June 30, 2017,  respectively, driven primarily by the increase in sales of Corning Gorilla Glass and advanced optics products, offset slightly by higher selling and administrative costs.

Outlook:

On a year-over-year basis, we expect sales growth in the third quarter to be in the low to mid-teen percentage.

Life Sciences

The following tables provide net sales and net income for the Life Sciences segment and reconcile the non-GAAP financial measures for the Life Sciences segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Six months ended
	June 30, 2017		June 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported – GAAP	$221	$14	$431	$31
Acquisition-related costs (3)		3		6
Restructuring, impairment and other charges (6)		2		2
Core performance	$221	$19	$431	$39

	Three months ended		Six months ended
	June 30, 2016		June 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported – GAAP	$215	$17	$419	$29
Acquisition-related costs (3)		3		6
Restructuring, impairment and other charges (6)		1		4
Core performance	$215	$21	$419	$39

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Life Sciences segment increased by $6 million, or 3%,  and $12 million, or 3%, in the three and six months ended June 30, 2017, when compared to the same periods in 2016, driven by higher sales in North America in the second quarter, and strong performance globally in the first half of 2017.  Movements in foreign exchange rates negatively impacted net sales in this segment in the three and six months ended June 30, 2017 by $3 million and $7 million, respectively, when compared to the same periods in 2016.

Net income decreased by $3 million, or 18%, in the second quarter, driven by higher restructuring, impairment and other charges and an increase in raw material prices, and increased by $2 million, or 7%, in the six months ended June 30, 2017, driven by an increase in volume and lower restructuring expenses.   Movements in foreign exchange rates did not materially impact net income in these periods when compared to the same periods in the prior year.

Core Performance

Core earnings decreased by $2 million or 10%, in the three months ended June 30, 2017 and remained consistent in the six months ended June 30, 2017.

Outlook:

For the third quarter, we expect low single-digit percentage sales growth year-over-year.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of Corning’s Pharmaceutical Technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following table provides net sales and other data for All Other (in millions):

	Three months ended		Six months ended
	June 30		June 30,
As Reported	2017	2016	2017	2016

Net sales	$46	$37	$82	$75
Research, development and engineering expenses	$52	$45	$104	$92
Equity earnings of affiliated companies	$6	$(8)	$7	$(5)
Net loss	$(58)	$(55)	$(111)	$(140)

Net sales of this segment increased by $9 million, or 24%, and $7 million, or 9%, in the second quarter and first half of 2017, respectively, when compared to the same periods in 2016, driven by an increase in sales of non-LCD glass.  The increase in the net loss in the second quarter of $3 million reflects higher losses in our emerging innovation group and Corning’s Pharmaceutical Technologies business.  The decrease of $29 million in the net loss in the first half of 2017 reflects the absence of asset write-offs in emerging businesses recorded in the first quarter of 2016 and higher net income in Corning Precision Materials’ non-LCD glass business.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

The following items impacted Corning’s financing and capital structure in the six months ended June 30, 2017:

2017

There were no significant items that impacted Corning’s financing structure in the six months ended June 30, 2017.

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

On February 1, 2017, Corning’s Board of Directors declared a 14.8% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.135 to $0.155 per share of common stock, beginning with the dividend paid in the first quarter of 2017.

Share Repurchase Program

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  In the second quarter of 2017, Corning entered into an accelerated share repurchase agreement (the “2017 ASR agreement”) under this program.  Under the 2017 ASR agreement, Corning paid $500 million for a total of 17.1 million shares.

In addition to the 2017 ASR agreement, during the three and six months ended June 30, 2017, the Company repurchased 5.1 million and 20.4 million shares of common stock on the open market for approximately $138.1 million and $546.4 million, respectively.

Refer to Note 13 (Shareholders’ Equity) for additional information.

Capital Spending

Capital spending totaled $761 million in the six months ended June 30, 2017, an increase of $228 million when compared to the six months ended June 30, 2016, driven by capacity expansion projects in our Optical Communications segment.  We expect our 2017 capital expenditures to be approximately $1.5 billion, driven by expansions related to the Gen 10.5 glass manufacturing facility in China, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment and investment to support growth in customer demand in the Optical Communications and Specialty Materials segments.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Cash Flow

Summary of cash flow data (in millions):

	Six months ended
	June 30,
	2017	2016
Net cash provided by operating activities	$471	$455
Net cash (used in) provided by investing activities	$(634)	$4,238
Net cash used in financing activities	$(1,138)	$(2,135)

Net cash provided by operating activities increased by $16 million in the six months ended June 30, 2017 when compared to the same period last year, driven largely by an increase in dividends received from affiliated companies of $47 million and higher net income in the Optical Communications, Display Technologies and Specialty Materials segments, partially offset by a payment of $70 million related to our obligation under the plan of reorganization for PCC (refer to Note 2 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information).

Net cash used in investing activities increased by $4.9 billion in the six months ended June 30, 2017, when compared to the same period last year, driven by the absence of $4.8 billion of cash received in the second quarter of 2016 on the realignment of Dow Corning, coupled with an increase of $228 million in capital expenditures largely due to capacity expansion projects in our Optical Communications segment and a decline of $92 million in liquidations of short-term investments.  A decline of $241 million in acquisition spending partially offset these events.

Net cash used in financing activities in the six months ended June 30, 2017 decreased $997 million when compared to the same period last year, driven by lower share repurchases, down $470 million, an increase of $225 million in proceeds from the exercise of stock options and the absence of $294 million of commercial paper and debt repayments made in the first half of 2016.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	As of	As of
	June 30,	December 31,
	2017	2016

Working capital	$5,623	$6,297
Current ratio	3.0:1	3.3:1
Trade accounts receivable, net of allowances	$1,640	$1,481
Days sales outstanding	59	54
Inventories	$1,616	$1,471
Inventory turns	3.8	3.8
Days payable outstanding (1)	44	45
Long-term debt	$3,302	$3,646
Total debt to total capital	18%	18%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2016 Form 10-K.

	Rating	Outlook
RATING AGENCY	Long-Term Debt	last update

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

© 2017 Corning Incorporated. All Rights Reserved.

Index

Management Assessment of Liquidity

We ended the second quarter of 2017 with approximately $4.2 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world and generally are unrestricted.  Although approximately 74% of the consolidated amount was held outside of the United States at June 30, 2017, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Corning also has a $2 billion commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The Company’s $2 billion unsecured revolving credit facility is available to support obligations under the commercial paper program, if needed.  Corning did not have outstanding commercial paper at June 30, 2017 and December 31, 2016.

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

Corning has access to a $2 billion unsecured revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2017, our leverage using this measure was approximately 18% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.    As of June 30, 2017, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that require management’s most difficult, subjective or complex judgments are described in our 2016 Form 10-K and remain unchanged through the first six months of 2017.  For certain items, additional details are provided below.

Impairment of Assets Held for Use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter in which impairment indicators are present.  We must exercise judgment in assessing whether an event of impairment has occurred.

© 2017 Corning Incorporated. All Rights Reserved.

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

At June 30, 2017 and December 31, 2016, the carrying value of precious metals was higher than the fair market value by $861 million and $890 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 16 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2017 and December 31, 2016, Corning had accrued approximately $40 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2017 Corning Incorporated. All Rights Reserved.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2017, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Non-PCC Asbestos Claims. See our 2016 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of June 30, 2017, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation. See our 2016 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of June 30, 2017, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2017:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share (1)	or program (2)	or programs (2)

April 1-30, 2017
Open market and shares surrendered for tax withholdings	4,774,981	$26.91	4,459,154
ASR (initial delivery)	14,017,873	(3)	14,017,873
May 1-31, 2017
Shares surrendered for tax withholdings	38,452	$29.26
June 1-30, 2017
Open market and shares surrendered for tax withholdings	605,948	$30.29	594,045
ASR (final delivery)	3,101,117	(3)	3,101,117
Total	22,538,371	$28.75	22,172,189	$2,980,523,101

(1)	On December 7, 2016, Corning’s Board of Directors authorized a share repurchase program with no expiration for the repurchase of up to $4 billion of common stock (the “2016 Repurchase Program”).

(2)

This column reflects the following transactions during the second quarter of 2017:  (i) the deemed surrender to us of 343,462 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 22,720 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 22,172,189 shares of common stock under the 2016 Repurchase Program.

(3)

In the second quarter of 2017, the Company paid $500 million under an ASR agreement and received an initial delivery of 14,017,873 shares in April and a final delivery of 3,101,117 shares in June.  In total, 17,118,990 shares were delivered under the ASR at an average purchase price of $29.21.  See Note 13 (Shareholders’ Equity) to the Consolidated Financial Statements for additional detail.

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

Corning Incorporated
(Registrant)

July 26, 2017	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2017 Corning Incorporated. All Rights Reserved.