Form 10-Q
period 2017-09-30
CORNING INC /NY
filed 2017-10-26
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 13, 2017
Corning’s Common Stock, $0.50 par value per share	869,057,436 shares

© 2017 Corning Incorporated. All Rights Reserved.

Index

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017		2016	2017	2016
Net sales	$2,607		$2,507	$7,479	$6,914
Cost of sales	1,551		1,466	4,481	4,158

Gross margin	1,056		1,041	2,998	2,756

Operating expenses:		.
Selling, general and administrative expenses	372		302	1,067	1,104
Research, development and engineering expenses	213		187	620	569
Amortization of purchased intangibles	18		17	53	46
Restructuring, impairment and other charges					78

Operating income	453		535	1,258	959

Equity in earnings of affiliated companies	31		19	148	119
Interest income	10		9	33	21
Interest expense	(37)		(41)	(112)	(122)
Translated earnings contract gain (loss), net	26		(237)	(193)	(2,295)
Gain on realignment of equity investment					2,676
Other expense, net	(4)		(28)	(43)	(70)

Income before income taxes	479		257	1,091	1,288
(Provision) benefit for income taxes (Note 4)	(89)		27	(176)	835

Net income attributable to Corning Incorporated	$390		$284	$915	$2,123

Earnings per common share attributable to Corning Incorporated:
Basic (Note 5)	$0.41		$0.27	$0.93	$1.96
Diluted (Note 5)	$0.39		$0.26	$0.89	$1.81

Dividends declared per common share	$0.155		$0.135	$0.465	$0.405

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income attributable to Corning Incorporated	$390	$284	$915	$2,123

Foreign currency translation adjustments and other	53	245	457	869
Net unrealized (losses) gains on investments	(2)		14	(3)
Unamortized (losses) gains and prior service credits for postretirement benefit plans		(5)	17	260
Net unrealized gains (losses) on designated hedges	4	11	42	(30)
Other comprehensive income, net of tax (Note 13)	55	251	530	1,096

Comprehensive income attributable to Corning Incorporated	$445	$535	$1,445	$3,219

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$3,865	$5,291
Trade accounts receivable, net of doubtful accounts and allowances - $63 and $59	1,748	1,481
Inventories, net of inventory reserves - $162 and $151 (Note 6)	1,693	1,471
Other current assets	948	805
Total current assets	8,254	9,048

Investments (Note 7)	352	336
Property, plant and equipment, net of accumulated depreciation - $10,684 and $9,884	13,344	12,546
Goodwill, net (Note 8)	1,684	1,577
Other intangible assets, net (Note 8)	891	796
Deferred income taxes (Note 4)	2,641	2,325
Other assets	928	1,271

Total Assets	$28,094	$27,899

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 3)	$631	$256
Accounts payable	1,179	1,079
Other accrued liabilities (Note 2 and Note 10)	1,255	1,416
Total current liabilities	3,065	2,751

Long-term debt	3,994	3,646
Postretirement benefits other than pensions (Note 9)	712	737
Other liabilities (Note 2 and Note 10)	2,940	2,805
Total liabilities	10,711	9,939

Commitments, contingencies and guarantees (Note 2)
Shareholders’ equity (Note 13):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,706 million and 1,691 million	853	846
Additional paid-in capital – common stock	14,013	13,695
Retained earnings	17,533	16,880
Treasury stock, at cost; Shares held: 837 million and 765 million	(16,236)	(14,152)
Accumulated other comprehensive loss	(1,146)	(1,676)
Total Corning Incorporated shareholders’ equity	17,317	17,893
Noncontrolling interests	66	67
Total equity	17,383	17,960

Total Liabilities and Equity	$28,094	$27,899

The accompanying notes are an integral part of these consolidated financial statements.

© 2017 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$915	$2,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	799	844
Amortization of purchased intangibles	53	46
Restructuring, impairment and other charges		78
Equity in earnings of affiliated companies	(148)	(119)
Dividends received from affiliated companies	101	20
Deferred tax benefit	(62)	(1,047)
Translated earnings contract loss	193	2,295
Unrealized translation gains on transactions	(264)	(177)
Gain on realignment of equity investment		(2,676)
Changes in certain working capital items:
Trade accounts receivable	(190)	(184)
Inventories	(166)	(69)
Other current assets	(109)	(42)
Accounts payable and other current liabilities	(123)	28
Other, net	117	(11)
Net cash provided by operating activities	1,116	1,109

Cash Flows from Investing Activities:
Capital expenditures	(1,247)	(815)
Acquisition of business, net of cash received	(171)	(279)
Cash received on realignment of equity investment		4,818
Short-term investments – acquisitions		(20)
Short-term investments – liquidations	29	121
Realized gains on translated earnings contracts	199	146
Other, net	(28)	(15)
Net cash (used in) provided by investing activities	(1,218)	3,956

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(85)
Proceeds from issuance of long-term debt, net	702
Principal payments under capital lease obligations	(1)	(1)
Payments of employee withholding tax on stock awards	(14)	(14)
Proceeds from issuance of commercial paper		(481)
Proceeds from the exercise of stock options	275	86
Repurchases of common stock for treasury	(2,064)	(3,884)
Dividends paid	(493)	(493)
Net cash used in financing activities	(1,595)	(4,872)
Effect of exchange rates on cash	271	128
Net (decrease) increase in cash and cash equivalents	(1,426)	321
Cash and cash equivalents at beginning of period	5,291	4,500
Cash and cash equivalents at end of period	$3,865	$4,821

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606.  The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance.  The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  Corning has evaluated its material contracts, and has concluded that the impact of adopting the standard on its financial statements and related disclosure will not be material.  The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  We will adopt the standard on a modified retrospective basis in 2018.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted at the beginning of any annual period for which an entity’s financial statements have not been issued or made available for issuance. We are currently evaluating the impact of ASU 2017-07 on our consolidated financial statements and related disclosures, but the impact is not expected to be material.

2.   Commitments, Contingencies and Guarantees

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2016, this estimated liability was $290 million, due to the Company’s contribution, in the second quarter of 2016, of its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”) in the total amount of $238 million, as required by the Plan.  A payment for $70 million was made in June 2017. At September 30, 2017, the total amount of payments due in years 2018 through 2022 is $220 million.  A $35 million payment is due in the second quarter of 2018 and is classified as a current liability.  The remaining $185 million is classified as a non-current liability.

Non-PCC Asbestos Claims Insurance Litigation

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.  At September 30, 2017 and December 31, 2016, the amount of the reserve for these non-PCC asbestos claims was $148 million and $149 million, respectively.

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

As of September 30, 2017 and December 31, 2016, contingent guarantees totaled a notional value of $317 million and $267 million, respectively.  We believe a significant majority of these contingent guarantees will expire without being funded.  We also were contingently liable for purchase obligations of $230 million and $231 million, at September 30, 2017 and December 31, 2016, respectively.

Product warranty liability accruals were considered insignificant at September 30, 2017 and December 31, 2016.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 16 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2017 and December 31, 2016, Corning had accrued approximately $40 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At September 30, 2017, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

3.   Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $4.4 billion and $3.9 billion at September 30, 2017 and December 31, 2016,  respectively, compared to recorded book values of $4.0 billion at September 30, 2017 and $3.6 billion at December 31, 2016.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning did not have outstanding commercial paper at September 30, 2017 and December 31, 2016.

Debt Issuances

2017

In the third quarter of 2017, Corning issued three Japanese yen-denominated debt securities (the “Notes”), as follows:

•	¥21 billion 0.698% senior unsecured long term notes with a maturity of 7 years;
•	¥47 billion 0.992% senior unsecured long term notes with a maturity of 10 years; and
•	¥10 billion 1.583% senior unsecured long term notes with a maturity of 20 years.

The proceeds from these Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance. The net proceeds received in U.S. dollars, after deducting offering expenses, was approximately $700 million.  Payments of principle and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

© 2017 Corning Incorporated. All Rights Reserved.

Index

On a quarterly basis, Corning will recognize the transaction gains and losses resulting from changes in the JPY/USD exchange rate in the Other expense, net line of the Consolidated Statements of Income. Cash proceeds from the offerings and payments for debt issuance costs are disclosed as financing activities, and cash payments to bondholders for interest will be disclosed as operating activities, in the Consolidated Statements of Cash Flows.

4.   Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

(Provision) benefit for income taxes	$(89)	$27	$(176)	$835
Effective tax rate	18.6%	(10.5%)	16.1%	(64.8%)

For the three months ended September 30, 2017, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

For the nine months ended September 30, 2017, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	Discrete tax items.

For the three months ended September 30, 2016, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefit:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

For the nine months ended September 30, 2016, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

5.   Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to Corning Incorporated	$390	$284	$915	$2,123
Less: Series A convertible preferred stock dividend	24	24	73	73
Net income available to common stockholders – basic	366	260	842	2,050
Plus: Series A convertible preferred stock dividend	24	24	73	73
Net income available to common stockholders – diluted	$390	$284	$915	$2,123

Weighted-average common shares outstanding – basic	883	978	905	1,046
Effect of dilutive securities:
Stock options and other dilutive securities	11	9	11	9
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding – diluted	1,009	1,102	1,031	1,170
Basic earnings per common share	$0.41	$0.27	$0.93	$1.96
Diluted earnings per common share	$0.39	$0.26	$0.89	$1.81

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock
Employee stock options and awards	1	13	2	18
Accelerated share repurchase forward contract		14		14
Total	1	27	2	32

6.   Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	September 30,	December 31,
	2017	2016
Finished goods	$720	$606
Work in process	328	303
Raw materials and accessories	314	270
Supplies and packing materials	331	292
Total inventories, net of inventory reserves	$1,693	$1,471

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

(1)

Primarily consists of the release of accumulated other comprehensive loss items related to unamortized actuarial losses related to Dow Corning’s pension plan and foreign currency translation gains in the amounts of $260 million and $45 million, respectively.

Investments comprise the following (in millions):

	Ownership			September 30,	December 31,
	interest			2017	2016
Affiliated companies accounted for by the equity method (1)	20%	to	50%	$284	$269
Other investments				68	67
Subtotal Investment Assets				$352	$336

Affiliated companies accounted for by the equity method
HSG (1)(2)		50%		$202	$241
Subtotal Investment Liabilities				$202	$241

(1)	Amounts reflect Corning’s direct ownership interests in the respective affiliated companies at September 30, 2017 and December 31, 2016. Corning does not control any of such entities.
(2)	HSG indirectly holds an 80.5% interest in a HSG operating partnership. The negative carrying value of the investment in HSG is recorded in Other Liabilities.

Hemlock Semiconductor Group

HSG’s results of operations follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017 (1)	2016 (2)
Statement of Operations:
Net sales	$286	$217	$887	$397
Gross profit	$72	$61	$180	$113
Net income attributable to HSG	$59	$44	$285	$87

(1)

HSG’s net income in the nine months ended September 30, 2017 includes pre-tax gains on settlements of long-term sales agreements in the amount of $151 million (after tax and non-controlling interests, Corning’s share was approximately $75 million).

(2)	Amounts reflect HSG’s results of operations for the month of June 1, 2016 through September 30, 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

8.  Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended September 30, 2017 and December 31, 2016 is as follows (in millions):

	Display	Optical	Specialty	Life	All
	Technologies	Communications	Materials	Sciences	Other	Total
Balance at December 31, 2016	$126	$645	$150	$558	$98	$1,577
Acquired goodwill (1)		22		43	34	99
Measurement period adjustment (2)					(28)	(28)
Foreign currency translation adjustment	4	7		18	7	36
Balance at September 30, 2017	$130	$674	$150	$619	$111	$1,684

(1)

The Company completed two small acquisitions in the third quarter of 2017 which are being reported in the Optical Communications and Life Sciences segment and one small acquisition in the first quarter of 2017 which is reported in All Other.

(2)	In the second quarter of 2017, the Company recorded measurement period adjustments of $28 million related to an acquisition completed in a previous period.

Corning’s gross goodwill balances for the periods ended September 30, 2017 and December 31, 2016 each were $8.2 billion and $8.1 billion, respectively. Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2017 and December 31, 2016, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other intangible assets are as follows (in millions):

	September 30, 2017			December 31, 2016
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$382	$192	$190	$360	$176	$184
Customer lists and other	892	191	701	761	149	612
Total	$1,274	$383	$891	$1,121	$325	$796

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased in the first nine months of 2017, primarily due to acquisitions of $132 million of other intangible assets and foreign currency translation adjustments of $16 million, offset by amortization of $53 million.

Amortization expense related to these intangible assets is estimated to be $71 million for 2017, $74 million annually for 2018 and 2019, and  $70 million annually from 2020 to 2022.

© 2017 Corning Incorporated. All Rights Reserved.

Index

9.  Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016

Service cost	$22	$22	$69	$65	$2	$3	$7	$7
Interest cost	32	31	94	93	7	6	20	19
Expected return on plan assets	(43)	(41)	(130)	(124)
Amortization of net loss								(1)
Amortization of prior service cost (credit)	1	1	4	4	(1)	(1)	(2)	(3)
Recognition of actuarial loss		26	15	60
Total pension and postretirement benefit expense	$12	$39	$52	$98	$8	$8	$25	$22

The impact of the finalization of our 2016 benefit plan valuations resulted in a charge of $15 million in the nine months ended September 30, 2017.   The recognition of actuarial loss of $26 million in the three months ended September 30, 2016 resulted from small settlements in several of our benefit plans which triggered plan remeasurements. In addition to the settlements occurring in the third quarter of 2016, results in the nine months ended September 30, 2016 also included the impact of the finalization of our 2015 benefit plan valuations.

10.  Other Liabilities

Other liabilities follow (in millions):

	September 30,	December 31,
	2017	2016
Current liabilities:
Wages and employee benefits	$513	$487
Income taxes	135	150
Derivative instruments	58	88
Asbestos and other litigation	39	70
Other current liabilities	510	621
Other accrued liabilities	$1,255	$1,416

Non-current liabilities:
Defined benefit pension plan liabilities	$743	$692
Derivative instruments	343	282
Asbestos and other litigation	342	369
Investment in Hemlock Semiconductor Group (1)	202	241
Other non-current liabilities	1,310	1,221
Other liabilities	$2,940	$2,805

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

11.  Hedging Activities

Undesignated Hedges

The table below includes a total gross notional value for translated earnings contracts of $15.2 billion and $16.7 billion at September 30, 2017 and December 31, 2016, respectively.  The translated earnings contracts include average rate forwards of $14.1 billion and $14.7 billion and zero-cost collars of $1.1 billion and $2.0 billion at September 30, 2017 and December 31, 2016, respectively.  The majority of the average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2017-2022 and with gross notional values of $12.4 billion and $13.6 billion at September 30, 2017 and December 31, 2016, respectively. The average rate forward contracts also partially hedge the impacts of the South Korean won, New Taiwan dollar, Chinese yuan, Euro and British pound translation on the Company’s projected net income. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, either the put or the call option can be exercised at maturity.  The total net notional value of the zero-cost collars was $0.7 billion and $1.0 billion at September 30, 2017 and December 31, 2016, respectively.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for September 30, 2017 and December 31, 2016 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Sept. 30,	Dec. 31,	sheet	Sept. 30,	Dec. 31,	sheet	Sept. 30,	Dec. 31,
	2017	2016	location	2017	2016	location	2017	2016

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$381	$458	Other current assets	$12	$1	Other accrued liabilities	$(3)	$(29)
			Other assets	8

Interest rate contracts	550	550				Other liabilities	(5)	(5)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	676	890	Other current assets	7	11	Other accrued liabilities	(3)	(7)

Translated earnings contracts	15,211	16,711	Other current assets	175	423	Other accrued liabilities	(52)	(52)
			Other assets	82	146	Other liabilities	(338)	(277)

Total derivatives	$16,818	$18,609		$284	$581		$(401)	$(370)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Effect of derivative instruments on the consolidated financial statements
	for the three months ended September 30,
	Gain recognized in other		Location of gain/(loss)	Gain/(loss) reclassified from
	comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income (effective) (1)
relationships	2017	2016	income (effective)	2017	2016

			Sales		$1
Foreign exchange contracts	$3	$1	Cost of sales	$(1)	(13)

Total cash flow hedges	$3	$1		$(1)	$(12)

	Effect of derivative instruments on the consolidated financial statements
	for the nine months ended September 30,
	Gain (loss) recognized in		Location of gain/(loss)	Gain/(loss) reclassified from
	other comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income ineffective/effective (1)
relationships	2017	2016	income (effective)	2017	2016

			Sales	$1	$2
			Cost of sales	(11)	(27)
Foreign exchange contracts	$36	$(63)	Other expense, net	(1)	(1)

Total cash flow hedges	$36	$(63)		$(11)	$(26)

(1)	The amount of hedge ineffectiveness at September 30, 2017 and 2016 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended		Nine months ended
	Location of gain/(loss)	September 30,		September 30,
Undesignated derivatives	recognized in income	2017	2016	2017	2016

Foreign exchange contracts – balance sheet and loans	Other expense, net	$(7)	$(4)	$(19)	$(78)
Foreign currency hedges related to translated earnings	Translated earnings contract gain (loss), net	26	(237)	(193)	(2,295)

Total undesignated		$19	$(241)	$(212)	$(2,373)

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)(2)	$488		$194	$294
Non-current assets:
Other assets (1)	$90		$90

Current liabilities:
Other accrued liabilities (1)(3)	$63		$58	$5
Non-current liabilities:
Other liabilities (1)(3)	$363		$343	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	Other assets include a contingent consideration asset which was measured by applying an option pricing model using projected future Corning Precision Materials’ revenues.
(3)

Other accrued liabilities and other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs. As of September 30, 2017 the fair value of the contingent consideration payables is $25 million.

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

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.  As of September 30, 2017 and December 31, 2016, the fair value of the potential receipt of the contingent consideration in 2018 was $294 million and $289 million, respectively.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

13.  Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of September 30, 2017, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

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

2017 Share Repurchases

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  In the nine months ended September 30, 2017, Corning entered into two separate accelerated share repurchase agreements under this program (the “2017 ASR agreements”).  In the second quarter of 2017, Corning entered into and finalized an accelerated share repurchase agreement under which we paid $500 million for a total of 17.1 million shares.  In the third quarter of 2017, Corning entered into and finalized an additional accelerated share repurchase agreement under which we paid $500 million for a total of 17.2 million shares.

In addition to the 2017 ASR agreements, during the three and nine months ended September 30, 2017, the Company repurchased 17.2 million and 37.6 million shares of common stock on the open market for approximately $507.7 million and $1.1 billion, respectively.

Accumulated Other Comprehensive Loss

In the three and nine months ended September 30, 2017 and 2016, the primary changes in accumulated other comprehensive loss were related to the foreign currency translation adjustment and unamortized actuarial gains (losses) for postretirement benefit plan components.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$(871)	$(547)	$(1,275)	$(1,171)
Other comprehensive income (2)	49	235	435	860
Equity method affiliates (3)	4	10	22	9
Net current-period other comprehensive income	53	245	457	869
Ending balance	$(818)	$(302)	$(818)	$(302)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)

For the three months ended September 30, 2017, tax amounts are not significant. For the nine months ended September 30, 2017, amounts are net of total tax expense of $47 million. For the three and nine months ended September 30, 2016, amounts are net of total tax expense of $32 million and $51 million, respectively.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

A summary of changes in the unamortized actuarial gains (losses) for postretirement benefit plan component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$(330)	$(323)	$(347)	$(588)
Other comprehensive loss before reclassifications (2)		(31)		(64)
Amounts reclassified from accumulated other comprehensive income (2)		26	17	60
Equity method affiliates (3)				264
Net current-period other comprehensive (loss) income		(5)	17	260
Ending balance	$(330)	$(328)	$(330)	$(328)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)

For the three months ended September 30, 2017, tax effects are not significant. For the nine months ended September 30, 2017, amounts are net of total tax expense of $10 million. For the three and nine months ended September 30, 2016, amounts are net of total tax benefit of ($3) million and ($4) million, respectively.

(3)

For the three and nine months ended September 30, 2017, tax effects are not significant.  For the three and nine months ended September 30, 2016, tax effects are not significant and are net of total tax expense and $19 million, respectively.

In the second quarter of 2016, a $260 million cumulative unamortized actuarial loss, net of tax of $19 million, was released as a result of the realignment of Dow Corning and included in the gain on realignment of equity investment.

In addition, for the nine months ended September 30, 2017, in the investment component of accumulated other comprehensive loss, a cumulative loss of $14 million, mainly comprising income tax, was reclassified to the income statement.

14.  Share-based Compensation

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.  Fair values for stock options were estimated using a multiple-point Black-Scholes valuation model.  Share-based compensation cost for employee stock options and time-based restricted stock and restricted stock units was approximately $10 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $35 million and $33 million for the nine months ended September 30, 2017 and 2016, respectively.  The income tax (expense) benefit from share-based compensation was not significant for the three and nine months ended September 30, 2017 and 2016.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the nine months ended September 30, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise	Term in	Value
	(in thousands)	Price	Years	(in thousands)
Options Outstanding as of December 31, 2016	31,507	$19.40
Granted	1,505	27.01
Exercised	(12,915)	21.26
Forfeited and Expired	(254)	23.21
Options Outstanding as of September 30, 2017	19,843	18.72	4.66	$222,313
Options Expected to Vest as of September 30, 2017	19,801	18.71	4.65	222,056
Options Exercisable as of September 30, 2017	15,173	17.47	3.47	188,890

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on September 30, 2017, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.

As of September 30, 2017, there was approximately $8 million of unrecognized compensation cost related to stock options granted under the plans.  The cost is expected to be recognized over a weighted-average period of 2 years.  Compensation cost related to stock options was approximately $1 million and $2 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $11 million and $10 million for the nine months ended September 30, 2017 and 2016, respectively.

Proceeds received from the exercise of stock options were $275 million and $86 million for the nine months ended September 30, 2017 and 2016, respectively.  Proceeds received from the exercise of stock options were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the nine months ended September 30, 2017 and 2016 was approximately $83 million and $36 million, respectively.

The following inputs were used for the valuation of option grants under our stock option plans:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017			2016
Expected volatility	34.2%	38.6%	34.2	-	36.1%	38.6	-	43.1%
Weighted-average volatility	34.2%	38.6%	34.2	-	36.1%	38.6	-	43.1%
Expected dividends	2.18%	2.34%	2.11	-	2.28%	2.34	-	2.94%
Risk-free rate	2.1%	1.4%	2.1	-	2.3%	1.4	-	1.6%
Average risk-free rate	2.1%	1.4%	2.1	-	2.3%	1.4	-	1.6%
Expected term (in years)	7.4	7.4	7.4	-	7.4	7.4	-	7.4
Pre-vesting departure rate	0.6%	0.6%	0.6	-	0.6%	0.6	-	0.6%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2016, and changes which occurred during the nine months ended September 30, 2017:

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Non-vested shares and share units at December 31, 2016	4,640	$20.15
Granted	1,576	27.67
Vested	(1,243)	20.65
Forfeited	(88)	22.13
Non-vested shares and share units at September 30, 2017	4,885	$22.42

As of September 30, 2017, there was approximately $51 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.5 years.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $9 million and $8 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $24 million and $23 million for the nine months ended September 30, 2017 and 2016, respectively.

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the  pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Three months ended
September 30, 2017
Net sales	$768	$917	$277	$373	$223	$49	$2,607
Depreciation (1)	$134	$49	$31	$34	$14	$12	$274
Amortization of purchased intangibles		$11			$6	$1	$18
Research, development and engineering expenses (2)	$21	$44	$28	$37	$5	$52	$187
Income tax (provision) benefit	$(82)	$(52)	$(17)	$(36)	$(8)	$28	$(167)
Net income (loss) (3)	$203	$102	$34	$72	$17	$(55)	$373

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Three months ended
September 30, 2016
Net sales	$902	$795	$264	$295	$214	$37	$2,507
Depreciation (1)	$152	$41	$32	$26	$14	$12	$277
Amortization of purchased intangibles		$10			$5	$2	$17
Research, development and engineering expenses (2)	$14	$37	$24	$31	$6	$47	$159
Income tax (provision) benefit	$(98)	$(49)	$(17)	$(21)	$(8)	$21	$(172)
Net income (loss) (3)	$279	$84	$35	$42	$16	$(47)	$409

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Nine Months Ended
September 30, 2017
Net sales	$2,252	$2,617	$815	$1,010	$654	$131	$7,479
Depreciation (1)	$393	$142	$93	$94	$39	$34	$795
Amortization of purchased intangibles		$33			$16	$4	$53
Research, development and engineering expenses (2)	$63	$121	$80	$110	$17	$156	$547
Income tax (provision) benefit	$(270)	$(149)	$(47)	$(88)	$(23)	$83	$(494)
Net income (loss) (3)	$663	$285	$97	$176	$48	$(166)	$1,103

	Display	Optical	Environmental	Specialty	Life	All
	Technologies	Communications	Technologies	Materials	Sciences	Other	Total
Nine Months Ended
September 30, 2016
Net sales	$2,408	$2,186	$787	$788	$633	$112	$6,914
Depreciation (1)	$452	$125	$97	$81	$42	$34	$831
Amortization of purchased intangibles		$25			$15	$6	$46
Research, development and engineering expenses (2)	$49	$110	$75	$96	$18	$139	$487
Income tax (provision) benefit	$(277)	$(99)	$(52)	$(52)	$(22)	$87	$(415)
Net income (loss) (3)	$692	$178	$106	$106	$45	$(187)	$940

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

© 2017 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income of reportable segments	$428	$456	$1,269	$1,127
Net loss of All Other	(55)	(47)	(166)	(187)
Unallocated amounts:
Net financing costs (1)	(27)	(26)	(79)	(84)
Stock-based compensation expense	(10)	(10)	(35)	(33)
Exploratory research	(24)	(27)	(71)	(82)
Corporate contributions	(7)	(15)	(29)	(38)
Gain on realignment of equity investment				2,676
Equity in earnings of affiliated companies (2)	30	22	140	126
Unrealized loss on foreign currency hedges related to translated earnings	(24)	(239)	(392)	(2,441)
Resolution of Department of Justice investigation				(98)
Income tax benefit	66	193	299	1,247
Other corporate items	13	(23)	(21)	(90)
Net income	$390	$284	$915	$2,123

(1)	Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.
(2)

For the periods ending September 30, 2017, and the three months ending September 30, 2016, the amounts represent the equity earnings of HSG. Through May 31, 2016, the date of the strategic realignment of our equity interest in Dow Corning, this amount primarily represents the equity earnings from Dow Corning.  Refer to Note 7, Investments, for additional information.

© 2017 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2016 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2016 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of September 30, 2017.

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

Our probability of success increases as we invest in our world-class capabilities.  Corning is concentrating approximately 80% of its research, development and engineering investment and capital spending on a cohesive set of three core technologies, four manufacturing and engineering platforms, and five market-access platforms.  This strategy will allow us to quickly apply our talents and repurpose our assets as needed.

Summary of results for the three months and nine months ended September 30, 2017

Net sales in the three and nine months ended September 30, 2017 were $2,607 million and $7,479 million, respectively, compared to $2,507 million and $6,914 million in the same periods in 2016. The increase in both periods was driven by higher sales in the Optical Communications and Specialty Materials segments.  Optical Communications segment sales increased $122 million and $431 million, respectively, due to higher sales of carrier and enterprise network products.  Specialty Materials segment sales increased $78 million and $222 million, respectively, driven by higher sales of Corning Gorilla Glass and advanced optics products.

© 2017 Corning Incorporated. All Rights Reserved.

Index

In the third quarter of 2017, we generated net income of $390 million, or $0.39 per share, compared to net income of $284 million, or $0.26 per share, for the same period in 2016.  The increase in net income of $106 million, or 37%, was primarily driven by the following items (amounts presented after-tax):

•	A decrease of $135 million in unrealized losses from our translated earnings contracts;
•	An increase of $30 million in net income in the Specialty Materials segment, driven by an increase in net sales of Corning Gorilla Glass and advanced optics products;
•	An increase of $18 million in net income in the Optical Communications segment, due to higher sales of carrier and enterprise network products; and
•	The absence of a $17 million charge recorded in the third quarter of 2016 resulting from several small settlements in our defined benefit pension plan.

Partially offsetting these items was a decrease of $76 million in net income in the Display Technologies segment, driven by LCD glass price declines of approximately 10%, the absence of a $41 million gain resulting from the contingent consideration fair value adjustment recorded in the third quarter of 2016 and the impact of the weakening of the Japanese yen in the amount of $25 million, partially offset by a small increase in volume, an increase of $31 million from realized gains on our yen-denominated currency hedges and improvements in manufacturing efficiency.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the three months ended September 30, 2017 when compared to the same period in 2016.

In the first three quarters of 2017, we generated net income of $915 million or $0.89 per share, compared to net income of $2,123 million or $1.81 per share for the same period in 2016.  The decrease in net income of $1,208 million was primarily driven by the following items (amounts presented after-tax):

•	The absence of a $2.7 billion non-taxable gain and $105 million positive tax adjustment on the strategic realignment of our ownership interest in Dow Corning recorded in the second quarter of 2016;
•

A decrease in net income of $29 million in the Display Technologies segment, primarily driven by price declines of approximately 10%, the absence of a gain of $35 million from the contingent consideration fair value adjustment during 2016 and the impact from the weakening of the Japanese yen and South Korean won in the amount of $36 million; and

•	The absence of a gain of $25 million on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation recorded in the second quarter of 2016.

Partially offsetting these events were the following items:

•	A decrease in unrealized losses from our translated earnings contracts in the amount of $1.3 billion;
•	The absence of a charge of $86 million related to the resolution of an investigation by the U.S. Department of Justice and related costs;
•

A decrease of $56 million in restructuring, impairment and other charges, largely due to the absence of charges incurred in 2016 associated with restructuring activity and the disposal of long-lived assets;

•	An increase in net income of $107 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products;
•	An increase in net income of $70 million in the Specialty Materials segment, driven by an increase in Corning Gorilla Glass and advanced optics products; and
•

Lower acquisition-related expenses, down $54 million, largely due to the absence of costs related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016, offset slightly by several small acquisitions occurring in 2017.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the nine months ended September 30, 2017 when compared to the same period in 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

2017 Corporate Outlook

In 2017, Corning will continue to advance its Framework initiatives. In the Display Technologies segment, we expect the rate of growth in both retail market and glass demand to be in the mid-single digit percentage. We believe the full-year 2017 LCD glass pricing environment will be favorable and better than last year, with expectations of price declines of approximately 10% or even less.  In the Optical Communications segment, we anticipate sales to increase by more than 15% over 2016.  In the Environmental Technologies segment, we expect sales to be up mid-single digits in percentage terms from 2016.  We expect growth in the Specialty Materials segment to be more than 20% year-over-year, reflecting very strong customer deployment of Corning® Gorilla® Glass 5 and other Corning innovations.  In the Life Sciences segment, we expect low-single digit sales growth, ahead of forecasted market growth rates.

© 2017 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three and nine months ended September 30, 2017 and 2016 follow (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16

Net sales	$2,607	$2,507	4%	$7,479	$6,914	8%

Gross margin	$1,056	$1,041	1%	$2,998	$2,756	9%
(gross margin %)	41%	42%		40%	40%

Selling, general and administrative expenses	$372	$302	23%	$1,067	$1,104	(3%)
(as a % of net sales)	14%	12%		14%	16%

Research, development and engineering expenses	$213	$187	14%	$620	$569	9%
(as a % of net sales)	8%	7%		8%	8%

Equity in earnings of affiliated companies	$31	$19	63%	$148	$119	24%
(as a % of net sales)	1%	1%		2%	2%

Translated earnings contract gain (loss), net	$26	$(237)	*	$(193)	$(2,295)	(92%)
(as a % of net sales)	1%	*		*	*

Gain on realignment of equity investment					$2,676	(100%)
(as a % of net sales)					39%

Income before income taxes	$479	$257	86%	$1,091	$1,288	(15%)
(as a % of net sales)	18%	10%		15%	19%

(Provision) benefit for income taxes	$(89)	$27	*	$(176)	$835	*
(as a % of net sales)	*	1%		*	12%

Net income attributable to Corning Incorporated	$390	$284	37%	$915	$2,123	(57%)
(as a % of net sales)	15%	11%		12%	31%

*Percent change is not meaningful.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Net Sales

The following table presents net sales by reportable segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Display Technologies	$768	$902	(15%)	$2,252	$2,408	(6%)
Optical Communications	917	795	15%	2,617	2,186	20%
Environmental Technologies	277	264	5%	815	787	4%
Specialty Materials	373	295	26%	1,010	788	28%
Life Sciences	223	214	4%	654	633	3%
All Other	49	37	32%	131	112	17%
Total net sales	$2,607	$2,507	4%	$7,479	$6,914	8%

For the three months ended September 30, 2017, net sales increased by $100 million, or 4% when compared to the same period in 2016.  The primary sales drivers by segment were as follows:

•

A  decrease of $134 million in the Display Technologies segment, driven by LCD glass price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $51 million, partially offset by a small increase in volume;

•	An increase of $122 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products;
•

An increase of $13 million in the Environmental Technologies segment, driven by an increase in demand in North America for heavy-duty diesel products and an increase of $9 million in sales of automotive products due to worldwide growth;

•	An increase of $78 million in the Specialty Materials segment, driven by strong growth in sales of Corning Gorilla Glass products, combined with an increase in advanced optics products; and
•	An increase of $9 million in the Life Sciences segment.

For the nine months ended September 30, 2017, net sales increased by $565 million, or 8%, when compared to the same period in 2016.  The primary sales drivers by segment were as follows:

•

A decrease of $156 million in the Display Technologies segment, driven by price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $51 million, partially offset by an increase in volume in the high-single digits in percentage terms;

•

An increase of $431 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016.  Strong growth in the North American market drove the increase in carrier network products;

•	An increase of $28 million in the Environmental Technologies segment, driven by higher sales of automotive products due to market strength in Europe, China and Asia;
•	An increase of $222 million in the Specialty Materials segment, driven by strong growth in sales of Corning Gorilla Glass products, combined with an increase in advanced optics products; and
•	An increase of $21 million in the Life Sciences segment.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016.

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

Gross Margin

In the three months ended September 30, 2017, gross margin dollars increased $15 million, or 1%, but gross margin as a percentage of net sales declined slightly when compared to the same period in 2016, driven by LCD glass price declines of approximately 10% and the impact of the weakening of the Japanese yen in the amount of $34 million, which negatively impacted the Display Technologies segment.  Gross margin increased in the remainder of our segments, up $102 million, primarily driven by higher sales volume in the Specialty Materials and Optical Communications segments.

© 2017 Corning Incorporated. All Rights Reserved.

Index

In the nine months ended September 30, 2017, gross margin dollars increased by $242 million, or 9%, and gross margin as a percentage of net sales remained consistent, when compared to the same period last year.  Gross margin increased in the remainder of our segments, up $328 million, primarily driven by higher sales volume in the Specialty Materials and Optical Communications segments.  LCD glass price declines of approximately 10% and the impact of the weakening of the Japanese yen and South Korean won in the amount of $44 million, which negatively impacted the Display Technologies segment, partially offset the increase.

Selling, General and Administrative Expenses

When compared to the third quarter of 2016, selling, general and administrative expenses increased by $70 million, or 23%, in the three months ended September 30, 2017.  The increase was due to the following items:

•	The absence of a gain of $49 million from the contingent consideration fair value adjustment recorded in the third quarter of 2016; and
•	An increase in the Optical Communications segment and for our emerging businesses of $17 million and $7 million, respectively, driven by new business growth.

When compared to the first three quarters of 2016, selling, general and administrative expenses decreased by $37 million, or 3%, in the nine months ended September 30, 2017.  The decrease was due to the following items:

•

A decrease of $55 million in acquisition-related costs, driven by the absence of costs related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016, offset slightly by several small acquisitions occurring in 2017;

•

A decrease of $64 million in litigation, regulatory and other legal costs, driven by the absence of events occurring in the second quarter of 2016.  In this period, we recorded litigation and other expenses related to the resolution of an investigation by the U.S. Department of Justice and an environmental matter in the amount of $98 million, offset somewhat by the gain on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation in the amount of $56 million; and

•	A decrease of $45 million in the mark-to-market of our defined benefit pension plans.

Offsetting these events were the following items:

•	The absence of $39 million of gains from the contingent consideration fair value adjustments recorded in 2016;
•	An increase of $35 million in the Optical Communications segment due to costs associated with capacity expansion and growth initiatives; and
•	An increase of $17 million in the Specialty Materials segment.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three and nine months ended September 30, 2017, research, development and engineering expenses increased by $26 million, or 14%, and $51 million, or 9%, respectively, when compared to the same periods last year, driven by the absence of the impact of a 2016 joint development agreement in the Display Technologies segment, as well as higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses increased slightly in the third quarter, and remained consistent in the first nine months of 2017, when compared to the same periods last year.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Dow Corning Corporation (1)				$82
Hemlock Semiconductor Group	$29	$22	$139	44
All other	2	(3)	9	(7)
Total equity earnings	$31	$19	$148	$119

(1)	Results include equity earnings of the silicones business and Hemlock Semiconductor business of Dow Corning from January 1, 2016 through May 31, 2016.

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

	Three Months Ended		Three Months Ended		Change
	September 30, 2017		September 30, 2016		2017 vs. 2016
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$50	$31	$2	$1	$48	$30
Unrealized loss, net	(24)	(15)	(239)	(150)	215	135
Total translated earnings contract gain (loss), net	$26	$16	$(237)	$(149)	$263	$165

	Nine Months Ended		Nine Months Ended		Change
	September 30, 2017		September 30, 2016		2017 vs. 2016
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$199	$124	$146	$92	$53	$32
Unrealized loss, net	(392)	(247)	(2,441)	(1,539)	2,049	1,292
Total translated earnings contract loss, net	$(193)	$(123)	$(2,295)	$(1,447)	$2,102	$1,324

The gross notional value outstanding on our translated earnings contracts at September 30, 2017 and December 31, 2016 were as follows (in billions):

	September 30, 2017	December 31, 2016
Japanese yen-denominated hedges	$13.5	$14.9
South Korean won-denominated hedges	1.1	1.2
Euro-denominated hedges	0.4	0.3
Chinese yuan-denominated hedges	0.2	0.3
Total gross notional value outstanding	$15.2	$16.7

© 2017 Corning Incorporated. All Rights Reserved.

Index

Income Before Income Taxes

In the three and nine months ended September 30, 2017, the impact of fluctuations in foreign exchange rates did not materially impact Corning’s consolidated income before income taxes when compared to the same periods in 2016.

(Provision)Benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

(Provision) benefit for income taxes	$(89)	$27	$(176)	$835
Effective tax rate	18.6%	(10.5%)	16.1%	(64.8%)

For the three months ended September 30, 2017, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

For the nine months ended September 30, 2017, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies;
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•	Discrete tax items.

For the three months ended September 30, 2016, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefit:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

For the nine months ended September 30, 2016, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to Corning Incorporated	$390	$284	$915	$2,123
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$366	$260	$842	$2,050
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$390	$284	$915	$2,123
Basic earnings per common share	$0.41	$0.27	$0.93	$1.96
Diluted earnings per common share	$0.39	$0.26	$0.89	$1.81

Weighted-average common shares outstanding - basic	883	978	905	1,046
Weighted-average common shares outstanding - diluted	1,009	1,102	1,031	1,170

(1)	Refer to Note 5 (Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income

For the three months ended September 30, 2017, comprehensive income decreased by $90 million when compared to the same period in 2016, due to the negative impact of the change in foreign currency translation gains and losses of $192 million, driven primarily by the Japanese yen, partially offset by the increase in net income of $106 million.

For the nine months ended September 30, 2017, comprehensive income decreased by $1.8 billion, when compared to the same period in 2016, driven by the following items:

•	The decrease in net income attributable to Corning Incorporated of $1,208 million;
•	The negative impact of the change in foreign currency translation gains and losses of $412 million, driven primarily by the Japanese yen; and
•

The negative impact of the change in the amount of unamortized gains and losses for postretirement benefit plans of $243 million driven by the release in the second quarter of 2016 of unamortized actuarial losses as a result of the realignment of our equity interests in Dow Corning.

Offsetting these decreases was an increase in net unrealized gains on designated hedges in the amount of $72 million.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

See “Use of Non-GAAP Financial Measures” for details on core performance measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Core net sales	$2,700	$2,548	6%	$7,775	$7,159	9%
Core equity in earnings of affiliated companies	$32	$19	68%	$78	$138	(43)%
Core earnings	$433	$466	(7)%	$1,271	$1,240	3%

Core Net Sales

The following table presents core net sales by reportable segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Display Technologies	$860	$943	(9)%	$2,547	$2,652	(4)%
Optical Communications	917	795	15%	2,617	2,186	20%
Environmental Technologies	277	264	5%	815	787	4%
Specialty Materials	373	295	26%	1,010	788	28%
Life Sciences	223	214	4%	654	633	3%
All Other	50	37	35%	132	113	17%
Total core net sales	$2,700	$2,548	6%	$7,775	$7,159	9%

Core net sales increased by $152 million, or 6%, and $616 million, or 9%, in the three months and nine months ended September 30, 2017,  respectively, when compared to the same periods in 2016.  In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment’s net sales are adjusted to remove the impact of translating yen into dollars.

When compared to the third quarter of 2016, core net sales in the Display Technologies segment decreased by $83 million, or 9%, in the third quarter of 2017, driven by LCD glass price declines of approximately 10%, partially offset by a small increase in volume.  When compared to the first nine months of 2016, core net sales in the Display Technologies segment decreased by $105 million, or 4%, in the first nine months of 2017, driven by LCD glass price declines of approximately 10%, partially offset by an increase in volume in the high-single digits in percentage terms.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Dow Corning Corporation (1)				$98
Hemlock Semiconductor Group	$29	$22	$67	44
All other	3	(3)	11	(4)
Total core equity earnings	$32	$19	$78	$138

(1)	Results include core equity earnings of the silicones business and Hemlock Semiconductor business of Dow Corning from January 1, 2016 through May 31, 2016.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Core Earnings

In the three months ended September 30, 2017, we generated core earnings of $433 million or $0.43 per share, compared to core earnings generated in the three months ended September 30, 2016 of $466 million, or $0.42 per share.  The decrease of $33 million was primarily due to lower core earnings in the Display Technologies segment, down $43 million, and in emerging businesses, down $10 million, combined with an increase in corporate spending of approximately $20 million.  Higher core earnings in the Optical Communications and Specialty Materials segments, up $13 million and $27 million, respectively, partially offset the decrease.

In the nine months ended September 30, 2017, we generated core earnings of $1,271 million or $1.23 per share, compared to core earnings generated in the nine months ended September 30, 2016 of $1,240 million, or $1.06 per share.  The increase of $31 million, or $0.17 per share, was driven by the following items:

•

An increase in core earnings of $102 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, combined with the absence of the production issues in the first half of 2016 related to the implementation of new software; and

•	An increase in core earnings of $53 million in the Specialty Materials segment, driven by an increase in Corning Gorilla Glass and advanced optics products.

Offsetting these increases were the absence of the equity earnings of $102 million from Dow Corning’s silicones business due to our 2016 realignment of our ownership interest in Dow Corning, and lower core earnings in the Display Technologies and Environmental Technologies segments.

Included in core earnings for the three months and nine months ended September 30, 2017 is net periodic pension expense in the amounts of $12 million and $37 million, respectively, and for the same periods in 2016, $13 million and $38 million, respectively.

Refer to Note 9 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Core earnings attributable to Corning Incorporated	$433	$466	$1,271	$1,240
Less: Series A convertible preferred stock dividend	24	24	73	73
Core earnings available to common stockholders - basic	409	442	1,198	1,167
Add: Series A convertible preferred stock dividend	24	24	73	73
Core earnings available to common stockholders - diluted	$433	$466	$1,271	$1,240

Weighted-average common shares outstanding - basic	883	978	905	1,046
Effect of dilutive securities:
Stock options and other dilutive securities	11	9	11	9
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	1,009	1,102	1,031	1,170
Core basic earnings per common share	$0.46	$0.45	$1.32	$1.12
Core diluted earnings per common share	$0.43	$0.42	$1.23	$1.06

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended September 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,607	$31	$479	$390	18.6%	$0.39
Constant-yen (1)	92	1	81	62		0.06
Constant-won (1)	1		(6)	(4)
Translated earnings contract gain (2)			(28)	(18)		(0.02)
Acquisition-related costs (3)			21	14		0.01
Discrete tax items and other tax-related adjustments (4)				(2)
Translation gain on Japanese yen-denominated debt (12)			(14)	(9)		(0.01)
Core performance measures	$2,700	$32	$533	$433	18.8%	$0.43

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

	Three Months Ended September 30, 2016

			Income
			before		Effective
	Net	Equity	income	Net	tax (benefit)	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,507	$19	$257	$284	(10.5%)	$0.26
Constant-yen (1)	40		47	30		0.03
Constant-won (1)	1		(4)	(3)
Translated earnings contract loss (2)			237	149		0.14
Acquisition-related costs (3)			15	11		0.01
Discrete tax items and other tax-related adjustments (4)				6		0.01
Restructuring, impairment and other charges (6)			11	9		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(49)	(41)		(0.04)
Pension mark-to-market adjustment (9)			26	17		0.02
Taiwan power outage (11)			5	4
Core performance measures	$2,548	$19	$545	$466	14.5%	$0.42

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Nine Months Ended September 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported – GAAP	$7,479	$148	$1,091	$915	16.1%	$0.89
Constant-yen (1)	294	2	266	201		0.19
Constant-won (1)	2		(20)	(15)		(0.01)
Translated earnings contract loss (2)			198	124		0.12
Acquisition-related costs (3)			60	41		0.04
Discrete tax items and other tax-related adjustments (4)				28		0.03
Litigation, regulatory and other legal matters (5)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (6)			50	35		0.03
Equity in earnings of affiliated companies (7)		(72)	(72)	(46)		(0.04)
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(5)	(3)
Pension mark-to-market adjustment (9)			15	9		0.01
Translation gain on Japanese yen-denominated debt (12)			(14)	(9)		(0.01)
Core performance measures	$7,775	$78	$1,557	$1,271	18.4%	$1.23

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

	Nine Months Ended September 30, 2016
			Income
			before		Effective
	Net	Equity	income	Net	tax (benefit)	Per
	sales	earnings	taxes	income	rate (a)	share
As reported	$6,914	$119	$1,288	$2,123	(64.8%)	$1.81
Constant-yen (1)	242	4	232	164		0.14
Constant-won (1)	3	(1)	(36)	(26)		(0.02)
Translated earnings contract loss (2)			2,295	1,447		1.24
Acquisition-related costs (3)			109	95		0.08
Discrete tax items and other tax-related adjustments (4)				(83)		(0.07)
Litigation, regulatory and other legal matters (5)			55	70		0.06
Restructuring, impairment and other charges (6)			131	91		0.08
Equity in earnings of affiliated companies (7)		16	16	15		0.01
Impacts from the acquisition of Samsung Corning Precision Materials (8)			(45)	(38)		(0.03)
Pension mark-to-market adjustment (9)			60	39		0.03
Gain on realignment of equity investment (10)			(2,676)	(2,676)		(2.29)
Taiwan power outage (11)			25	19		0.02
Core performance measures	$7,159	$138	$1,454	$1,240	14.7%	$1.06

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

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

(2)

Translated earnings contract gain (loss):  We have excluded the impact of the gains and losses of our Japanese yen and South Korean won-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our euro, New Taiwan dollar and Chinese yuan-denominated foreign currency hedges related to translated earnings.

(3)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(4)

Discrete tax items and other tax-related adjustments:  This represents the removal of discrete adjustments (e.g. changes in tax law and changes in judgment about the realizability of certain deferred tax assets) as well as other non-operational tax-related adjustments.

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

(12)	Translation gain on Japanese yen-denominated debt: The gain on the translation of our Yen-denominated debt to U.S. dollars.

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

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

Display Technologies

The following tables provide net sales and net income for the Display Technologies segment and reconcile the non-GAAP financial measures for the Display Technologies segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$768	$203	$2,252	$663
Constant-yen (1)	91	60	293	195
Constant-won (1)	1	(3)	2	(12)
Translated earnings contract gain (2)		(33)		(124)
Litigation, regulatory and other legal matters (5)				(9)
Restructuring, impairment and other charges (6)				13
Impacts from the acquisition of Samsung Corning Precision Materials (8)				(3)
Core performance	$860	$227	$2,547	$723

© 2017 Corning Incorporated. All Rights Reserved.

Index

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$902	$279	$2,408	$692
Constant-yen (1)	40	35	242	171
Constant won (1)	1	(3)	2	(24)
Translated earnings contract gain (2)		(2)		(93)
Restructuring, impairment and other charges (6)				13
Impacts from the acquisition of Samsung Corning Precision Materials (8)		(41)		(38)
Taiwan power outage (11)		2		9
Core performance	$943	$270	$2,652	$730

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Display Technologies segment decreased by $134 million, or 15%, in the third quarter of 2017, when compared to the third quarter of 2016.  The decrease was driven by LCD glass price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $51 million, partially offset by a small increase in volume.  Net income decreased by $76 million, or 27%, driven by the LCD glass price declines described above, the absence of a $41 million gain resulting from the contingent consideration fair value adjustment recorded in the third quarter of 2016 and the impact of the weakening of the Japanese yen in the amount of $25 million.  These items were partially offset by a small increase in volume, an increase of $31 million from realized gains on our yen-denominated currency hedges and improvements in manufacturing efficiency.

Net sales decreased by $156 million, or 6%, in the first nine months of 2017, when compared to the same period in 2016, driven by price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $51 million, partially offset by an increase in volume in the high-single digits in percentage terms.  Net income decreased by $29 million, or 4%, primarily driven by the price declines described above, the absence of net gains of $35 million from the contingent consideration fair value adjustments during 2016 and the impact from the weakening of the Japanese yen and South Korean won in the amount of $36 million.  These items were partially offset by an increase in volume in the high-single digits, an increase of $31 million from realized gains on our yen-denominated currency hedges and improvements in manufacturing efficiency.

Core Performance

When compared to the same periods in 2016, core net sales in the Display Technologies segment decreased by $83 million, or 9%, and $105 million, or 4%, in the third quarter and first nine months of 2017, respectively, driven by the price declines described above, partially offset by an increase in volume in both periods.  Core earnings also decreased in these periods, down $43 million, or 16%, and $7 million, or 1%, respectively, driven by price declines, offset somewhat by the increase in volume and improvements in manufacturing efficiency.

Outlook:

For the fourth quarter, the LCD glass market and Corning volume are expected to be consistent with the previous quarter, and sequential glass price declines should remain moderate.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Optical Communications

The following tables provide net sales and net income for the Optical Communications segment and reconcile the non-GAAP financial measures for the Optical Communications segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$917	$102	$2,617	$285
Acquisition-related costs (3)		9		25
Restructuring, impairment and other charges (6)				2
Core performance	$917	$111	$2,617	$312

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$795	$84	$2,186	$178
Acquisition-related costs (3)		3		16
Restructuring, impairment and other charges (6)		7		12
Pension mark-to-market (9)		4		4
Core performance	$795	$98	$2,186	$210

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Optical Communications segment increased by $122 million, or 15%, in the third quarter of 2017, due to higher sales of carrier and enterprise network products.  Net sales increased by $431 million, or 20%, in the first three quarters of 2017, when compared to the same periods in 2016, due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016.  Strong growth in the North American fiber-to-the-home market drove the increase in carrier network products.

Net income in the third quarter and first nine months of 2017 increased by $18 million, or 21%, and $107 million, or 60%, respectively, driven by the increase in sales described above and lower restructuring expenses, partially offset by capacity expansion spending and an increase in acquisition-related costs.

Movements in foreign exchange rates did not materially impact net sales and net income in this segment in the three and nine months ended September 30, 2017 when compared to the same periods in 2016.

Core Performance

Core earnings increased in the three and nine months ended September 30, 2017 by $13 million, or 13%, and $102 million, or 49%, respectively, driven by the increase in sales described above, partially offset by capacity expansion spending.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Outlook:

In the fourth quarter, the sales growth rate is expected to be a high-single digit percentage on a year-over-year basis.

Environmental Technologies

The following tables provide net sales and net income for the Environmental Technologies segment and reconcile the non-GAAP financial measures for the Environmental Technologies segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$277	$34	$815	$97
Restructuring, impairment and other charges (6)				6
Core performance measures	$277	$34	$815	$103

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$264	$35	$787	$106
Restructuring, impairment and other charges (6)				3
Core performance measures	$264	$35	$787	$109

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Environmental Technologies segment increased $13 million, or 5%, in the third quarter of 2017 when compared to the same period in 2016, due to an increase in demand in North America for heavy-duty diesel products, which drove sales of diesel products up $4 million, and an increase of $9 million in sales of automotive products due to market strength worldwide.  Net sales in the first three quarters of 2017 increased $28 million, or 4%, driven by higher sales of automotive products due to market strength in Europe, China and Asia.  Movements in foreign exchange rates did not materially impact net sales in this segment in the three and nine months ended September 30, 2017 when compared to the same periods in 2016.

Net income in the third quarter and first nine months of 2017 decreased by $1  million, or 3%, and $9 million, or 8%, driven by expenses in support of new product launches, and in the first nine months of 2017 by higher restructuring, impairment and other charges.  Movements in foreign exchange rates did not materially impact net income in this segment in the three and nine months ended September 30, 2017 when compared to the same periods in 2016.

Core Performance

In the three and nine months of 2017, core earnings decreased by $1 million, or 3%, and $6 million, or 6%, when compared to the same periods in 2016, driven by the items impacting the “As Reported” results described above.

Outlook:

In the fourth quarter of 2017,  the sales growth rate is expected to be a low-teens percentage compared to the same period a year ago.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Specialty Materials

The following tables provide net sales and net income for the Specialty Materials segment and reconcile the non-GAAP financial measures for the Specialty Materials segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$373	$72	$1,010	$176
Constant-won (1)		(1)		(1)
Restructuring, impairment and other charges (6)				2
Core performance	$373	$71	$1,010	$177

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported - GAAP	$295	$42	$788	$106
Constant-yen (1)				(1)
Constant-won (1)				(1)
Restructuring, impairment and other charges (6)				14
Taiwan power outage (11)		2		6
Core performance	$295	$44	$788	$124

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Specialty Materials segment increased by $78 million, or 26%, and $222 million, or 28%, in the third quarter and first nine months of 2017, respectively, when compared to the same periods in 2016, driven by an increase in sales of Gorilla Glass products in support of new product launches, combined with an increase in advanced optics products.  Net income in these periods increased by $30 million, or 71%, and $70 million, or 66%, primarily due to the significant increase in net sales, and, in the first three quarters, lower restructuring charges and the absence of the costs associated with a power outage in Taiwan. Movements in foreign exchange rates did not materially impact net sales and net income in these periods when compared to the same periods in the prior year.

Core Performance

Core earnings increased by $27 million, or 61%, and $53 million, or 43%, in the three and nine months ended September 30, 2017, respectively, driven primarily by the increase in sales of Corning Gorilla Glass and advanced optics products, offset slightly by higher selling and administrative costs.

Outlook:

In the fourth quarter of 2017, the sales growth rate is expected to increase by a low-to mid-teens percentage from a very strong 2016 fourth quarter.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Life Sciences

The following tables provide net sales and net income for the Life Sciences segment and reconcile the non-GAAP financial measures for the Life Sciences segment with our consolidated financial statements presented in accordance with GAAP (in millions):

	Three months ended		Nine months ended
	September 30, 2017		September 30, 2017
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported – GAAP	$223	$17	$654	$48
Acquisition-related costs (3)		4		10
Restructuring, impairment and other charges (6)				2
Core performance	$223	$21	$654	$60

	Three months ended		Nine months ended
	September 30, 2016		September 30, 2016
	Net	Net	Net	Net
(in millions)	sales	income	sales	income
As reported – GAAP	$214	$16	$633	$45
Acquisition-related costs (3)		3		9
Restructuring, impairment and other charges (6)		2		6
Core performance	$214	$21	$633	$60

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

As Reported

Net sales in the Life Sciences segment increased by $9 million, or 4%, and $21 million, or 3%, in the three and nine months ended September 30, 2017, when compared to the same periods in 2016, driven by higher sales in North America and China in the third quarter, and strong performance globally in the first nine months of 2017.  Movements in foreign exchange rates did not materially impact net sales in this segment in the three and nine months ended September 30, 2017 when compared to the same periods in 2016.

Net income increased by $1 million, or 6%, and $3 million, or 7%, in the three and nine months ended September 30, 2017, respectively, driven by an increase in volume and lower restructuring expenses.  Movements in foreign exchange rates did not materially impact net income in these periods when compared to the same periods in the prior year.

Core Performance

Core earnings remained consistent in the three and nine months ended September 30, 2017, when compared to the same periods in 2016.

Outlook:

Fourth-quarter sales are expected to grow by a mid-single digit percentage on a year-over-year basis.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the  pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
As Reported	2017	2016	2017	2016

Net sales	$49	$37	$131	$112
Research, development and engineering expenses	$52	$47	$156	$139
Net loss	$(55)	$(47)	$(166)	$(187)

© 2017 Corning Incorporated. All Rights Reserved.

Index

Net sales of this segment increased by $12 million, or 32%, and $19 million, or 17%, in the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, driven by an increase in sales of pharmaceutical packaging products. The increase in the net loss in the third quarter of $8 million reflects higher losses in our development projects and the pharmaceutical technologies business.  The decrease in the net loss in the first nine months of 2017 reflects the absence of asset write-offs in emerging businesses recorded in the first quarter of 2016.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

The following items impacted Corning’s financing and capital structure in the periods ended September 30, 2017 and 2016:

Debt Issuances

In the third quarter of 2017, Corning issued three Japanese yen-denominated debt securities (the “Notes”), as follows:

•	¥21 billion 0.698% senior unsecured long term notes with a maturity of 7 years;
•	¥47 billion 0.992% senior unsecured long term notes with a maturity of 10 years; and
•	¥10 billion 1.583% senior unsecured long term notes with a maturity of 20 years.

The proceeds from these Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance. The net proceeds received in U.S. dollars, after deducting offering expenses, was approximately $700 million.  Payments of principle and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

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

Share Repurchase Program

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”). In the nine month ended September 30, 2017, Corning entered into two separate accelerated share repurchase agreements under this program (the “2017 ASR agreements”).  In the second quarter of 2017, Corning entered into and finalized an accelerated share repurchase agreement, in which we paid $500 million for a total of 17.1 million shares.  In the third quarter of 2017, Corning entered into and finalized an additional accelerated share repurchase agreement, in which we paid $500 million for a total of 17.2 million shares.

In addition to the 2017 ASR agreements, during the three and nine months ended September 30, 2017, the Company repurchased 17.2 million and 37.6 million shares of common stock on the open market for approximately $507.7 million and $1.1 billion, respectively.

Refer to Note 13 (Shareholders’ Equity) for additional information.

Capital Spending

Capital spending totaled $1.2 billion and $815 million in the nine months ended September 30, 2017 and 2016, respectively.  We expect our 2017 capital expenditures to be more than $1.5 billion, driven by expansions related to the Gen 10.5 glass manufacturing facility, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment and investment to support growth in customer demand in the Optical Communications and Specialty Materials segments.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Cash Flow

Summary of cash flow data (in millions):

	Nine months ended
	September 30,
	2017	2016
Net cash provided by operating activities	$1,116	$1,109
Net cash (used in) provided by investing activities	$(1,218)	$3,956
Net cash used in financing activities	$(1,595)	$(4,872)

Net cash provided by operating activities increased by $7 million in the nine months ended September 30, 2017 when compared to the same period last year, driven largely by higher net income in the Optical Communications and Specialty Materials segments, up $177 million and an increase in dividends received from affiliated companies of $81 million, partially offset by a payment of $70 million related to our obligation under the plan of reorganization for PCC (refer to Note 2 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information) and unfavorable movements in working capital, driven by an increase of $92 million in inventory to support growth in the Optical Communications segment and an increase of $63 million in other receivables in the Display Technologies segment.

Net cash used in investing activities increased by $5.2 billion in the nine months ended September 30, 2017, when compared to the same period last year, driven by the absence of $4.8 billion of cash received in the second quarter of 2016 on the realignment of Dow Corning, coupled with an increase of $432 million in capital expenditures largely due to capacity expansion projects in our Optical Communications segment and a decline of $92 million in liquidations of short-term investments.  A decline of $108 million in acquisition spending partially offset these events.

Net cash used in financing activities in the nine months ended September 30, 2017 decreased by $3.3 billion when compared to the same period last year, driven by lower share repurchases, down $1.8 billion, cash received of $702 million from the issuance of long-term debt, the absence of $566 million of commercial paper and debt repayments made in the first nine months of 2016 and an increase of $189 million in proceeds from the exercise of stock options

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	As of	As of
	September 30,	December 31,
	2017	2016

Working capital	$5,189	$6,297
Current ratio	2.7:1	3.3:1
Trade accounts receivable, net of allowances	$1,748	$1,481
Days sales outstanding	60	54
Inventories	$1,693	$1,471
Inventory turns	3.8	3.8
Days payable outstanding (1)	44	45
Long-term debt	$3,994	$3,646
Total debt to total capital	21%	18%

(1)	Includes trade payables only.

© 2017 Corning Incorporated. All Rights Reserved.

Index

Credit Rating

Our credit ratings remain the same as those disclosed in our 2016 Form 10-K.

	Rating	Outlook
RATING AGENCY	Long-Term Debt	last update

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity

We ended the third quarter of 2017 with approximately $3.9 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world and generally are unrestricted.  Although approximately 84% of the consolidated amount was held outside of the United States at September  30, 2017, we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

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

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes.  On July 20, 2016, Corning’s Board of Directors approved an increase to the allowable maximum aggregate principal amount outstanding at any time from $1 billion to $2 billion.  Under this program, the Company may issue the notes from time to time and will use the proceeds for general corporate purposes.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  Corning did not have outstanding commercial paper at September 30, 2017 and December 31, 2016.

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

Corning has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At September 30, 2017, our leverage using this measure was approximately 21% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.    As of September 30, 2017, we were in compliance with all such provisions.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that require management’s most difficult, subjective or complex judgments are described in our 2016 Form 10-K and remain unchanged through the first nine months of 2017.  For certain items, additional details are provided below.

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

At September 30, 2017 and December 31, 2016, the carrying value of precious metals was higher than the fair market value by $815 million and $890 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 16 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2017 and December 31, 2016, Corning had accrued approximately $40 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2017, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Non-PCC Asbestos Claims. See our 2016 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of September 30, 2017, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Environmental Litigation. See our 2016 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of September 30, 2017, see Part I, Item 1, Financial Statements, Note 2 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2017 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2017:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (2)	per share	or program (1)	or programs (1)

July 1-31, 2017
Open market and shares surrendered for tax withholdings	7,141,756	$30.37	7,086,419
ASR (initial delivery)	13,149,244	(3)	13,149,244
August 1-31, 2017
Open market and shares surrendered for tax withholdings	7,777,321	$28.79	7,763,241
September 1-30, 2017
Open market and shares surrendered for tax withholdings	2,397,603	$28.88	2,394,915
ASR (final delivery)	4,051,678	(3)	4,051,678
Total	34,517,602	$29.26	34,445,497	$1,972,629,479

(1)	On December 7, 2016, Corning’s Board of Directors authorized a share repurchase program with no expiration for the repurchase of up to $4 billion of common stock (the “2016 Repurchase Program”).

(2)

This column reflects the following transactions during the third quarter of 2017:  (i) the deemed surrender to us of 16,049 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 56,056 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 34,445,497 shares of common stock under the 2016 Repurchase Program.

(3)

In the third quarter of 2017, the Company paid $500 million under an ASR agreement and received an initial delivery of 13,149,244 shares in July and a final delivery of 4,051,678 shares in September.  In total, 17,200,922 shares were delivered under the ASR at an average purchase price of $29.07.  See Note 13 (Shareholders’ Equity) to the Consolidated Financial Statements for additional detail.

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

Corning Incorporated
(Registrant)

October 26, 2017	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2017 Corning Incorporated. All Rights Reserved.