Form 10-K
period 2017-12-31
CORNING INC /NY
filed 2018-02-15
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes   ☒                                   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company	☐
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                                   No   ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27 billion based on the $30.05 price as reported on the New York Stock Exchange.

There were 857,453,098 shares of Corning’s common stock issued and outstanding as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 16, 2018, and filed for the Registrant’s 2018 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K, as specifically set forth in Part III.

© 2018 Corning Incorporated. All Rights Reserved

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

Corning Incorporated is a  leading innovator in materials science.  For more than 165 years, Corning has combined its unparalleled expertise in glass science, ceramic science, and optical physics with deep manufacturing and engineering capabilities to develop category-defining products that transform industries and enhance people's lives.  We succeed through sustained investment in research and development, a unique combination of material and process innovation, and deep, trust-based relationships with customers who are global leaders in their industries.

Corning's capabilities are versatile and synergistic, which allows the company to evolve to meet changing market needs, while also helping our customers capture new opportunities in dynamic industries. Today, Corning's markets include optical communications, mobile consumer electronics, display technology, automotive, and life sciences vessels. Corning's industry-leading products include damage-resistant cover glass for mobile devices; precision glass for advanced displays; optical fiber, wireless technologies, and connectivity solutions for state-of-the-art communications networks; trusted products to accelerate drug discovery and delivery; and clean-air technologies for cars and trucks.

Corning operates in five reportable segments:  Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences, and manufactures products at 105 plants in 15 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for liquid crystal displays (“LCDs”) that are used primarily in LCD televisions, notebook computers and flat panel desktop monitors.  This segment develops, manufactures and supplies high quality glass substrates using technology expertise and a proprietary fusion manufacturing process, which Corning invented and is the cornerstone of the Company’s technology leadership in the LCD glass industry.  The highly automated process yields glass substrates with a pristine surface and excellent thermal dimensional stability and uniformity – essential attributes for the production of large, high performance LCDs panels.  Corning’s fusion process is scalable and we believe it is the most cost effective process in producing large size substrates.

© 2018 Corning Incorporated. All Rights Reserved

Index

We are recognized for providing product innovations that enable our customers to produce larger, lighter, thinner and higher-resolution displays.  Some of the product innovations that we have launched over the past ten years utilizing our world-class processes and capabilities include the following:

•	Corning® EAGLE XG® Glass, the industry’s first LCD glass substrate that is free of heavy metals;
•	Corning® EAGLE XG® Slim Glass, a line of thin glass substrates which enables lighter-weight portable devices and thinner televisions and monitors;
•	Corning Iris™ Glass, a light-guide plate solution which enables televisions and monitors to be less the 5 mm thick;
•

The family of Corning Lotus™ Glass, high-performance display glass developed to enable cutting-edge technologies, including organic light-emitting diode (“OLED”) displays and next generation LCDs.  These substrate glasses provide industry-leading levels of low total pitch variation, resulting in brighter, more energy-efficient displays with higher resolutions for consumers and better yields for panel makers; and

•	The world’s first Gen 10 and Gen 10.5 glass substrates in support of improved efficiency in manufacturing large-sized televisions.

Corning has LCD glass manufacturing operations in South Korea, Japan, Taiwan and China, and services all specialty glass customers in all regions directly, utilizing its manufacturing facilities throughout Asia.

Patent protection and proprietary trade secrets are important to the Display Technologies segment’s operations.  Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 30% of Corning’s sales in 2017.

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

Our carrier network product portfolio encompasses an array of optical fiber products, including Vascade® submarine optical fibers for use in submarine networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; SMF-28® ULL fiber for more scalable long-haul and regional networks; SMF-28e+™ single-mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; ClearCurve® ultra-bendable single-mode fiber for use in multiple-dwelling units and fiber-to-the-home applications; and Corning® SMF-28® Ultra Fiber, designed for high performance across the range of long-haul, metro, access, and fiber-to-the-home network applications, combining the benefits of industry-leading attenuation and improved macrobend performance in one fiber.  A portion of our optical fiber is sold directly to end users and third-party cablers globally.  Corning’s remaining fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution.  Corning’s cable products support various outdoor, indoor/outdoor and indoor applications and include a broad range of loose tube, ribbon and drop cable designs with flame-retardant versions available for indoor and indoor/outdoor use.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

To keep pace with surging demand for mobile bandwidth, Corning has a full complement of operator-grade distributed antenna systems (“DAS”), including the recently developed Optical Network Evolution wireless platform.  The ONE™ Wireless Platform (“ONE”) is the first all-optical converged cellular and Wi-Fi® solution built on an all-optical backbone with modular service support.  It provides virtually unlimited bandwidth, and meets all of the wireless service needs of large-scale enterprises at a lower cost than the typical DAS solution.

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

Corning’s hardware and equipment for enterprise network applications include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and other accessories.  These products may be sold as individual components or as part of integrated optical connectivity solutions designed for various network applications.  Examples of enterprise network solutions include the Pretium EDGE® platform, which provides high-density pre-connectorized solutions for data center applications, and continues to evolve with recent updates for upgrading to 40/100G applications and port tap modules for network monitoring; the previously mentioned ONE Wireless platform, which spans both carrier and enterprise network applications; and our recently introduced optical connectivity solutions to support customer initiatives.

In December 2017, Corning announced that it had entered into agreements with 3M to purchase substantially all of 3M’s Communication Markets Division in a cash transaction valued at approximately $900 million. The acquisition is expected to close during 2018, subject to customary closing conditions and regulatory approval.  Corning believes that this transaction will augment its Optical Communications segment’s global market access and expand its broad portfolio of high-bandwidth optical connectors, assemblies, hardware, and accessories for carrier networks, enterprise LAN, and data center solutions.

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

The Optical Communications segment represented 35% of Corning’s sales in 2017.

© 2018 Corning Incorporated. All Rights Reserved

Index

Environmental Technologies Segment

Corning’s Environmental Technologies segment manufactures ceramic substrates and filter products for emissions control in mobile applications around the world.  In the early 1970s, Corning developed an economical, high-performance cellular ceramic substrate that is now the standard for catalytic converters in vehicles worldwide.  As global emissions control regulations tighten, Corning has continued to develop more effective and durable ceramic substrate and filter products for gasoline and diesel applications.  For example, in response to the growing popularity of gasoline direct injection engines, Corning introduced gasoline particulate filters to help automakers reduce particulate emissions generated by these engines.  Corning manufactures substrate and filter products in New York, Virginia, China, Germany and South Africa.  Corning sells its ceramic substrate and filter products worldwide to catalyzers and manufacturers of emission control systems who then sell to automotive and diesel vehicle or engine manufacturers.  Although most sales are made to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.

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

The Environmental Technologies segment represented 11% of Corning’s sales in 2017.

Specialty Materials Segment

The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.  Consequently, this segment operates in a wide variety of commercial and industrial markets that include display optics and components, semiconductor optics components, aerospace and defense, astronomy, ophthalmic products, telecommunications components and cover glass that is optimized for display devices.

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

Other specialty glass products include glass lens and window components and assemblies and are made in New York, New Hampshire and France, and sourced from China.

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

The Specialty Materials segment represented approximately 14% of Corning’s sales in 2017.

Life Sciences Segment

As a leading developer, manufacturer and global supplier of laboratory products for over 100 years, Corning’s Life Sciences segment works with researchers and drug manufacturers seeking to increase efficiencies, reduce costs and compress timelines.  Using unique expertise in the fields of materials science, polymer surface science, cell culture and biology, the segment provides innovative solutions that improve productivity and enable breakthrough research.

© 2018 Corning Incorporated. All Rights Reserved

Index

Life Sciences products include consumables (such as plastic vessels, specialty surfaces, cell culture  media and serum), as well as general labware and equipment, that are used for advanced cell culture research, bioprocessing, genomics, drug discovery, microbiology and chemistry.  Corning sells life sciences products under these primary brands: Corning, Falcon, Pyrex, Axygen, and Gosselin.  The products are marketed globally, primarily through distributors, to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other facilities.  Corning manufactures these products in the United States in Illinois, Maine, Massachusetts, New York, North Carolina, Utah and Virginia and outside of the U.S. in China, France, Mexico and Poland.

Patent protection is important to the segment’s operations.  The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes.  Brand recognition and loyalty, through well-known trademarks, are important to the segment.  Refer to the material under the heading “Patents and Trademarks” for more information.

The Life Sciences segment represented approximately 9% of Corning’s sales in 2017.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

In 2017, Corning’s pharmaceutical technologies business, in collaboration with two leading pharmaceutical companies, introduced Corning Valor™ Glass, a  revolutionary pharmaceutical glass packaging solution that enhances the storage and delivery of today’s drug formulations and provides more reliable access to medicines essential to public health.  Insights into manufacturing processes from the pharmaceutical companies, in combination with Corning’s glass science and precision forming capabilities, helped deliver a glass packaging solution for injectable drugs in vials and cartridges. Corning Valor Glass packaging offers superior chemical durability, strength and damage resistance. These qualities enable increased throughput and more reliable access to state-of-the-art medicines for patients, while maintaining a high level of quality assurance for pharmaceutical companies.

The All Other segment represented 1% of Corning’s sales in 2017.

Additional explanation regarding Corning and its five reportable segments, as well as financial information about geographic areas, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 (Reportable Segments) to the Consolidated Financial Statements.

Corporate Investments

Dow Corning Corporation and Hemlock Semiconductor Group.    Prior to May 31, 2016, Corning and The Dow Chemical Company (“Dow Chemical”) each owned half of Dow Corning Corporation (“Dow Corning”), an equity company headquartered in Michigan that manufactures silicone products worldwide.  Dow Corning was the majority-owner of Hemlock Semiconductor Group (“HSG”), a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

Competition

Corning competes with many large and varied manufacturers, both domestic and foreign.  Some of these competitors are larger than Corning, and some have broader product lines.  Corning strives to maintain and improve its market position through technology and product innovation.  For the foreseeable future, Corning believes its competitive advantage lies in its commitment to research and development, its commitment to reliability of supply and product quality and technical specification of its products.  There is no assurance that Corning will be able to maintain or improve its market position or competitive advantage.

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

Optical Communications Segment

Corning believes it maintains a leadership position in the segment’s principal product groups, which include carrier and enterprise networks.  The competitive landscape includes industry consolidation, price pressure and competition for the innovation of new products.  These competitive conditions are likely to persist.  Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property provide cost advantages relative to several of its competitors.

The primary competing producers of the Optical Communications segment are Commscope and Prysmian Group.

Environmental Technologies Segment

Corning believes it maintains a strong position in the worldwide market for automotive ceramic substrate and filter products, as well as in the heavy-duty and light-duty diesel vehicle markets.  The Company believes its competitive advantage in automotive ceramic substrate products for catalytic converters and filter products for particulate emissions in exhaust systems is based on an advantaged product portfolio, collaborative engineering design services, customer service and support, strategic global presence and continued product innovation.  Corning’s Environmental Technologies products face principal competition from NGK Insulators, Ltd. and Ibiden Co. Ltd.

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

Life Sciences Segment

Corning seeks to maintain a competitive advantage by emphasizing product quality, global distribution, supply chain efficiency, a broad product line and superior product attributes.  Our principal competitors include Thermo Fisher Scientific, Inc., Greiner Group AG, Eppendorf AG and Sarsedt AG.  Corning also faces increasing competition from large distributors that have pursued backward integration or introduced private label products.

© 2018 Corning Incorporated. All Rights Reserved

Index

Raw Materials

Corning’s manufacturing processes and products require access to uninterrupted power sources, significant quantities of industrial water, certain precious metals, and various batch materials.    Availability of resources (ores, minerals, polymers, helium and processed chemicals) required in manufacturing operations, appears to be adequate.  Corning’s suppliers, from time to time, may experience capacity limitations in their own operations, or may eliminate certain product lines.  Corning believes it has adequate programs to ensure a reliable supply of raw and batch materials as well as precious metals.  For many of its products, Corning has alternate suppliers that would allow operations to continue without interruption in the event of specific materials shortages.

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

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff continue to be important to the Company’s growth.  Patents have been granted on many of these inventions in the United States and other countries.  Some of these patents have been licensed to other manufacturers.  Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations.  In 2017, Corning was granted about 560 patents in the U.S. and over 1,280 patents in countries outside the U.S.

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning’s innovations.  Corning has historically enforced, and will continue to enforce, its intellectual property rights.  At the end of 2017, Corning and its wholly-owned subsidiaries owned over 10,900 unexpired patents in various countries of which over 4,560 were U.S. patents.  Between 2018 and 2020, approximately 7% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations.  Worldwide, Corning has about 10,300 patent applications in process, with about 2,280 in process in the U.S.  Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting the Company’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

While each of our reportable segments has numerous patents in various countries, no one patent is considered material to any of these segments.  Important U.S.-issued patents in our reportable segments include the following:

•	Display Technologies: patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications.
•

Optical Communications:  patents relating to (i) optical fiber products including low-loss optical fiber, high data rate optical fiber, and dispersion compensating fiber, and processes and equipment for manufacturing optical fiber, including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; (iii) optical fiber connectors, hardware, termination and storage and associated methods of manufacture; and (iv) distributed communication systems.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

Approximate number of patents granted to our reportable segments follows:

	Number of patents worldwide	U.S. patents	Important patents expiring between 2018 and 2020
Display Technologies	1,900	40	18
Optical Communications	4,200	1,900	34
Environmental Technologies	900	350	20
Specialty Materials	1,200	590	8
Life Sciences	570	240

Many of the Company’s patents are used in operations or are licensed for use by others, and Corning is licensed to use patents owned by others.  Corning has entered into cross-licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning’s principal trademarks include the following:  Axygen, Corning, Celcor, ClearCurve, DuraTrap, Eagle XG, Edge8, Gorilla, HPFS, Leaf, Pyrex, Steuben, Falcon, SMF-28e, Unicam, and Willow.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations.  This program has resulted in capital and operating expenditures each year.  In order to maintain compliance with such regulations, capital expenditures for pollution control in operations were approximately $39 million in 2017 and are estimated to be $23 million in 2018.

Corning’s 2017 consolidated operating results were charged with approximately $43 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control.  Corning believes that its compliance program does not place it at a competitive disadvantage.

Employees

At December 31, 2017, Corning had approximately 46,200 full-time employees.  From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers.

Executive Officers of the Registrant

James P. Clappin   Executive Vice President, Corning Glass Technologies

Mr. Clappin joined Corning in 1980 as a process engineer.  He transitioned to GTE Corporation in 1983 when the Central Falls facility was sold and returned to Corning in 1988.  He began working in the display business in 1994.  Mr. Clappin relocated to Japan in 1996, as plant manager at Corning Display Technologies Shizuoka facility.  In 2002, he was appointed as general manager of CDT worldwide business.  He served as president of Corning Display Technologies from September 2005 through July 2010.  He was appointed president, Corning Glass Technologies, in 2010.  He was appointed to his present position in 2017.  Age 60.

Martin J. Curran   Executive Vice President and Corning Innovation Officer

Mr. Curran joined Corning in 1984 and has held a variety of roles in finance, manufacturing, and marketing.  He has served as senior vice president, general manager for Corning Cable Systems Hardware and Equipment Operations in the Americas, responsible for operations in Hickory, North Carolina; Keller, Texas; Reynosa, Mexico; Shanghai, China; and the Dominican Republic. He has also served as senior vice president and general manager for Corning Optical Fiber. Mr. Curran was appointed as Corning’s first innovation officer in August 2012.  Age 59.

Jeffrey W. Evenson   Senior Vice President and Chief Strategy Officer

Dr. Evenson joined Corning in June 2011 as senior vice president and operations chief of staff.  In 2015, he was named Chief Strategy Officer.  He serves on the Management Committee and oversees a variety of strategic programs and growth initiatives.  Prior to joining Corning, Dr. Evenson was a senior vice president with Sanford C. Bernstein, where he served as a senior analyst since 2004.  Before that, Dr. Evenson was a partner at McKinsey & Company, where he led technology and market assessment for early-stage technologies.  Age 52.

© 2018 Corning Incorporated. All Rights Reserved

Index

Lisa Ferrero   Senior Vice President and Chief Administrative Officer

Ms. Ferrero joined Corning in 1987 as a statistician and held various production management positions until joining Display Technologies in 1995 as a market analyst in Tokyo.  While in Japan, she was appointed export sales manager for Taiwan and Korea.  In 1998, she returned to Corning, N.Y. and was named market development manager.  She was appointed director of strategic marketing, planning, and analysis for Display Technologies in 2000.  In 2002, Ms. Ferrero joined Environmental Technologies as business manager for the heavy-duty diesel business and was named director of the automotive substrates business in 2003.  She was named vice president and deputy general manager, Display Technologies Asia in June 2005.  She served as general manager of Corning Display Technologies from July 2010 through 2015 overseeing operations across four regions:  China, Japan, Taiwan and the U.S.  Ms. Ferrero became senior vice president and chief administrative officer in January 2016.  Age 54.

Clark S. Kinlin   Executive Vice President

Mr. Kinlin joined Corning in 1981 in the Specialty Materials division.  From 1985 to 1995 he worked in the Optical Fiber division.  In 1995, he joined Corning Consumer Products.  In 2000, Mr. Kinlin was named president, Corning International Corporation and, in 2003, he was appointed as general manager for Greater China.  From April 2007 to March 2008, he was chief operating officer, Corning Cable Systems (now Corning Optical Communications) and was named president and chief executive officer in 2008.  He was appointed executive vice president in 2012.  Age 58.

Lawrence D. McRae   Vice Chairman and Corporate Development Officer

Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions.  He was appointed vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, senior vice president Strategy and Corporate Development in October 2005, and executive vice president Strategy and Corporate Development in 2010.  He was appointed to his present position in August 2015.  Age 59.

David L. Morse   Executive Vice President and Chief Technology Officer

Dr. Morse joined Corning in 1976 in glass research and worked as a composition scientist in developing and patenting several major products.  He served in a variety of product and materials research and technology director roles and was appointed division vice president and technology director for photonic technology groups beginning in March 1999.  He became director of corporate research, science and technology in December 2001.  He was appointed vice president in January 2003, becoming senior vice president and director of corporate research in 2006.  Dr. Morse was appointed to his current position in May 2012.  He is a member of the National Academy of Engineering and the National Chemistry Board.  Age 65.

Eric S. Musser   Executive Vice President, Corning Technologies and International

Mr. Musser joined Corning in 1986 and served in a variety of manufacturing positions at fiber plants in Wilmington, N.C. and Melbourne, Australia, before becoming manufacturing strategist for the Optical Fiber business in 1996.  Mr. Musser joined Corning Lasertron in 2000 and became president later that year.  He was named director, manufacturing operations for Photonic Technologies in 2002.  In 2003, he returned to Optical Fiber as division vice president, development and engineering and was named vice president and general manager in 2005.  In 2007, he was appointed general manager of Corning Greater China and was named president of Corning International in 2012.  Mr. Musser was appointed executive vice president in 2014.  Age 58.

Christine M. Pambianchi   Senior Vice President, Human Resources

Ms. Pambianchi joined Corning in 2000 as division human resource manager, Corning Optical Fiber, and later was named director, Human Resources, Corning Optical Communications.  She has led the Human Resources function since January 2008 when she was named vice president, Human Resources.  Ms. Pambianchi was appointed to senior vice president, Human Resources, in 2010, and is responsible for leading Corning’s global human resource function.  Age 49.

Edward A. Schlesinger   Vice President and Corporate Controller

Mr. Schlesinger joined Corning in 2013 as senior vice president and chief financial officer of Corning Optical Communications.  He led the Finance function for Corning Optical Communications and served on the Communications Leadership Team.  He was named vice president and corporate controller in September 2015, and appointed principal accounting officer in December 2015.  Prior to joining Corning, Mr. Schlesinger served as Vice President, Finance and Sector Chief Financial Officer for two of Ingersoll Rand’s business segments.  Mr. Schlesinger has a financial career that spans more than 20 years garnering extensive expertise in technical financial management and reporting.  Age 50.

© 2018 Corning Incorporated. All Rights Reserved

Index

Lewis A. Steverson   Senior Vice President and General Counsel

Mr. Steverson joined Corning in June 2013 as senior vice president and general counsel.  Prior to joining Corning, Mr. Steverson served as senior vice president, general counsel, and secretary of Motorola Solutions, Inc.  During his 18 years with Motorola, he held a variety of legal leadership roles across the company’s numerous business units.  Prior to Motorola, Mr. Steverson was in private practice at the law firm of Arnold & Porter.  Age 54.

R. Tony Tripeny   Senior Vice President and Chief Financial Officer

Mr. Tripeny joined Corning in 1985 as the corporate accounting manager of Corning Cable Systems, and became the Keller, Texas facility’s plant controller in 1989.  In 1993, he was appointed equipment division controller of Corning Cable Systems and, in 1996 corporate controller.  Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000.  In 2003, he took on the additional role of Telecommunications group controller.  He was appointed division vice president, operations controller in August 2004, vice president, corporate controller in October 2005, and senior vice president and principal accounting officer in April 2009.  Mr. Tripeny was appointed to his current position as senior vice president and chief financial officer in September 2015.  He is a member of the board of directors of Hardinge, Inc.  Age 58.

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

Document Availability

A copy of Corning’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831.  The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations page on Corning’s website at www.corning.com.  The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Other

Additional information in response to Item 1 is found in Note 20 (Reportable Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

Item 1A.  Risk Factors

We operate in rapidly changing economic, political, and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict.  Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, our ability to successfully execute our strategy and capital allocation framework, and the trading price of our common stock or debt.  The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance.  This information should be read in conjunction with MD&A and the consolidated financial statements and related notes incorporated by reference into this report.  The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider, as these factors could cause our future results to differ from those in our forward-looking statements and from historical trends.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

•	Fluctuations in currency exchange rates, convertibility of currencies and restrictions involving the movement of funds between jurisdictions and countries;
•	Governmental protectionist policies and sovereign and political risks that may adversely affect Corning’s profitability and assets;
•	Tariffs, trade duties and other trade barriers including anti-dumping duties;
•	Geographical concentration of our factories and operations, and regional shifts in our customer base;
•	Periodic health epidemic concerns;
•	Political unrest, confiscation or expropriation of our assets by foreign governments, terrorism and the potential for other hostilities;
•	Difficulty in protecting intellectual property, sensitive commercial and operations data, and information technology systems;
•	Differing legal systems, including protection and treatment of intellectual property and patents;
•	Complex, or competing tax regimes;
•	Difficulty in collecting obligations owed to us;
•	Natural disasters such as floods, earthquakes, tsunamis and windstorms; and
•	Potential loss of utilities or other disruption affecting manufacturing.

Corning’s Display Technologies segment generates a significant amount of the Company’s profits and cash flow.  Any significant decrease in LCD glass pricing could have a material and negative impact on our financial results

Corning’s ability to generate profits and operating cash flow depends largely upon the profitability of our LCD glass business, which is subject to continuous pricing pressure due to intense industry competition, potential over-capacity, and development of new technologies.  If we are not able to achieve proportionate reductions in costs or sustain our current rate of cost reduction to offset potential pricing pressures it could have a material adverse impact on our financial results.

Because we have a concentrated customer base in each of our businesses, our sales could be negatively impacted by the actions or insolvency of one or more key customers, as well as our ability to retain these customers

A relatively small number of customers accounted for a high percentage of net sales in our reportable segments.  Mergers and consolidations between customers could result in further concentration of Corning’s customer base.  If further concentration occurs or a key customer becomes insolvent, the loss of a key customer could result in a substantial loss of sales and reduction in anticipated in cash flows.  Unforeseen events or actions on the part of Corning could also result in the loss of customers, resulting in further customer concentration.

© 2018 Corning Incorporated. All Rights Reserved

Index

The following table details the number of combined customers of our segments that accounted for a large percentage of segment net sales:

	Number of combined customers	% of total segment net sales in 2017

Display Technologies	3	62%
Optical Communications	1	19%
Environmental Technologies	3	81%
Specialty Materials	3	58%
Life Sciences	2	47%

Business disruptions could affect our operating results

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

Additionally, a significant amount of the specialized manufacturing capacity for our reportable segments is concentrated in single-site locations and it is reasonably possible that the operations of one or more such facilities could be disrupted.  Due to the specialized nature of the assets, it may not be possible to find replacement capacity quickly or substitute production from other facilities.  Accordingly, a disruption at a single-site manufacturing operation could significantly impact Corning’s ability to supply its customers and could produce a near-term severe impact on our individual businesses and the Company as a whole.

Geopolitical events, as well as other events outside of Corning’s control, could cause a disruption to our manufacturing operations and adversely impact our customers, resulting in a negative impact to Corning’s net sales, net income, asset values and liquidity.

A natural disaster, epidemic, labor strike, war or political unrest may adversely affect Corning's ability to supply our customers and impact the value of our assets.  Such events may also impact our customers’ facilities and reduce our sales to such customers. For example, a sizeable portion of Corning’s glass manufacturing capacity is located in South Korea and we generate a significant portion of our sales through two South Korean customers.  Deterioration of the geopolitical climate in such a region could cause a disruption to our manufacturing operations and adversely impact our customers, resulting in a negative impact to Corning’s net sales, net income, asset values and liquidity.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

Information technology dependency and cyber security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm

The Company is dependent on information technology (“IT”) systems and infrastructure for its business and manufacturing controls.   Our IT systems may be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.    Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on our business.  Like other global companies, we have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus attacks, unauthorized access, systems failures and disruptions.  We have measures and defenses in place against unauthorized access, but we may not be able to prevent, immediately detect, or remediate such events.    A material breach in the security of our IT systems could include the theft of our intellectual property or trade secrets.  Such disruptions or security breaches could result in the theft, unauthorized use or publication of our intellectual property and/or confidential business information, harm our competitive position, disrupt our manufacturing, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business.

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

Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we have, the exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency contracts to offset these exposures and other factors.  Our hedge portfolio may reduce our flexibility to respond to price moves by our Display Technologies segment competitors.

Foreign currency movements may also impact our competitive cost position relative to our largest, Japan-based competitors in the Display Technologies segment.  The profitability of customers may also be impacted as they typically purchase from us in Japanese yen and they sell in various currencies.

All of these factors could materially impact our results of operations, anticipated future results, financial position and cash flows, the timing of which is variable and generally outside of our control.

We have significant exposure to counterparties of our related derivatives portfolio

We maintain a significant portfolio of over the counter derivatives to hedge our projected currency exposure to the Japanese yen, New Taiwan dollar, South Korean won, Chinese yuan and euro.  We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  Any failure of a counterparty to pay on such a contract when due could materially impact our results of operations, financial position, and cash flows.

© 2018 Corning Incorporated. All Rights Reserved

Index

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

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2017, Corning had goodwill and other intangible assets of approximately  $2.6 billion.  While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that additional impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, including:

•	Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•

Changes in tax laws, tax treaties and regulations or the interpretation of them, including the recent Tax Cuts and Jobs Act (the “2017 Tax Act”) passed by the U.S. Congress and signed into law on December 22, 2017;

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

The recent 2017 Tax Act could significantly impact how U.S. global corporations are taxed.  We are in the process of evaluating the impact of this new legislation and certain changes could have a material adverse impact on our tax expense and cash flow.  Among other things, the 2017 Tax Act requires companies to pay a one-time mandatory tax on unrepatriated earnings of certain foreign subsidiaries that were previously tax deferred (the “toll charge”) and creates new taxes on certain foreign sourced earnings.  The toll charge resulted in an additional $1.1 billion provisional tax expense.  However, settlement of the toll charge will occur almost entirely through the use of existing foreign tax credit carryovers of $1.1 billion.

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

© 2018 Corning Incorporated. All Rights Reserved

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

Current or future litigation or regulatory investigations may harm our financial condition or results of operations

As a global technology and manufacturing company, we are engaged in various litigation and regulatory matters.  Litigation and regulatory proceedings may be uncertain, and adverse rulings could occur, resulting in significant liabilities, penalties or damages.  Such current or future substantial legal liabilities or regulatory actions could have a material adverse effect on our business, financial condition, cash flows and reputation.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Corning operates 105 manufacturing plants and processing facilities in 15 countries, of which approximately 33% are located in the U.S.  We own 68% of our executive and corporate buildings of which 77% are located in and around Corning, New York.  The Company also owns over 65% of our sales and administrative office square footage, 88% of our research and development square footage, 74% of our manufacturing square footage, and over 13% of our warehousing square footage.

For the years ended 2017,  2016 and 2015, we invested a total of $4.2 billion, primarily in facilities outside of the U.S. in our Display Technologies segment.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 39.5 million square feet.  Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign

Manufacturing	32.6	7.6	25.0
Sales and administrative	2.6	1.9	0.7
Research and development	2.2	1.9	0.3
Warehouse	2.1	1.6	0.5

Total	39.5	13.0	26.5

Total assets and capital expenditures by operating segment are included in Note 20 (Reportable Segments) to the Consolidated Financial Statements.  Information concerning lease commitments is included in Note 14 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2017 and December 31, 2016, Corning had accrued approximately $38 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Item 4.  Mine Safety Disclosure

None.

© 2018 Corning Incorporated. All Rights Reserved

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Corning Incorporated common stock is listed on the New York Stock Exchange.  In addition, it is traded on the Boston, Midwest and Philadelphia stock exchanges.  Common stock options are traded on the Chicago Board Options Exchange.  The ticker symbol for Corning Incorporated is “GLW.”

The following table sets forth the high and low sales price of Corning’s common stock as reported on the New York Stock Exchange Composite Tape.

	First quarter	Second quarter	Third quarter	Fourth quarter
2017
Price range
High	$28.36	$30.60	$32.17	$32.82
Low	$24.12	$26.32	$27.71	$29.52
2016
Price range
High	$21.07	$21.30	$23.81	$25.35
Low	$16.13	$18.21	$19.78	$22.23

As of December 31, 2017, there were approximately 15,205 registered holders of common stock and approximately 474,059 beneficial shareholders.

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

On February 6, 2018, Corning’s Board of Directors declared a 16.1% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.155 to $0.18 per share of common stock, beginning with the dividend paid in the first quarter of 2018.  This increase marks the seventh dividend increase since October 2011.

© 2018 Corning Incorporated. All Rights Reserved

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

Comparison of Five-Year Cumulative Total Return Among
Corning Incorporated, S&P 500 and S&P Communications Equipment
(Fiscal Years Ended December 31)
Indexed to 100
Corning Incorporated
S&P 500
S&P Communications Equipment
300
250
200
150
100
50
0
2012
2013
2014
2015
2016
2017

© 2018 Corning Incorporated. All Rights Reserved

Index

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2017:

Issuer Purchases of Equity Securities

Period	Number of shares purchased (2)	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1-31, 2017
Open market and shares surrendered for tax withholdings	4,888,629	$30.41	4,866,701
November 1-30, 2017
Open market and shares surrendered for tax withholdings	3,971,949	$31.87	3,954,613
December 1-31, 2017
Open market and shares surrendered for tax withholdings	3,759,076	$32.27	3,719,863
Total at December 31, 2017	12,619,654	$31.42	12,541,177	$1,578,548,148

(1)	On December 7, 2016, Corning’s Board of Directors authorized a share repurchase program with no expiration for the repurchase of up to $4 billion of common stock (the “2016 Repurchase Program”).
(2)

This column reflects the following transactions during the fourth quarter of 2017:  (i) the deemed surrender to us of 26,639 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 51,838 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 12,541,177 shares of common stock under the 2016 Repurchase Program.

© 2018 Corning Incorporated. All Rights Reserved

Index

Item 6.  Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2017	2016	2015	2014	2013

Results of operations

Net sales	$10,116	$9,390	$9,111	$9,715	$7,819
Research, development and engineering expenses	$860	$742	$769	$815	$710
Equity in earnings of affiliated companies	$361	$284	$299	$266	$547
Net (loss) income attributable to Corning Incorporated (1)(2)	$(497)	$3,695	$1,339	$2,472	$1,961

(Loss) earnings per common share attributable to Corning Incorporated:
Basic	$(0.66)	$3.53	$1.02	$1.82	$1.35
Diluted	$(0.66)	$3.23	$1.00	$1.73	$1.34

Cash dividends declared per common share	$0.62	$0.54	$0.36	$0.52	$0.39
Shares used in computing per share amounts:
Basic earnings per common share	895	1,020	1,219	1,305	1,452
Diluted earnings per common share	895	1,144	1,343	1,427	1,462

Financial position

Working capital	$5,618	$6,297	$5,455	$7,914	$7,145
Total assets	$27,494	$27,899	$28,527	$30,041	$28,455
Long-term debt	$4,749	$3,646	$3,890	$3,205	$3,249
Total Corning Incorporated shareholders’ equity	$15,698	$17,893	$18,788	$21,579	$21,162

Selected data

Capital expenditures	$1,804	$1,130	$1,250	$1,076	$1,019
Depreciation and amortization	$1,158	$1,195	$1,184	$1,200	$1,002
Number of employees	46,200	40,700	35,700	34,600	30,400

(1)

Year ended December 31, 2017 includes the impact of the 2017 Tax Act, including a provisional toll charge ($1.1 billion) and provisional re-measurement of deferred tax balances due to the reduction in Corning’s tax rate ($347 million).

(2)	Year ended December 31, 2016 includes a $2.7 billion non-taxable gain on the strategic realignment of our ownership interest in Dow Corning.

Reference should be made to the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

© 2018 Corning Incorporated. All Rights Reserved

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

OVERVIEW

Strategy and Capital Allocation Framework

In October 2015, Corning announced a strategy and capital allocation framework (the “Framework”) that reflects the Company’s financial and operational strengths, as well as its ongoing commitment to increasing shareholder value.  The Framework outlines our leadership priorities, and articulates the opportunities we see across our businesses.  We designed the Framework to create significant value for shareholders by focusing our portfolio and leveraging our financial strength.  Under the Framework we target generating $26 billion to $30 billion of cash through 2019, returning more than $12.5 billion to shareholders and investing $10 billion to extend our leadership positions and deliver growth.

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

Performance against the Framework

Since introducing the Framework, we have distributed $9 billion to shareholders through share repurchases and dividends, and increased the annual dividend by 16.1% in 2018, 14.8% in 2017 and 12.5% in 2016 as part of our ongoing commitment to return cash to our investors.

We also utilized our financial strength in 2017 to continue our focus on innovation, advancing key programs across our market platforms.  Some of our achievements in 2017 included:

•

Celebrating a major milestone with the production of our one billionth kilometer of optical fiber. We also continued our technology leadership with the introduction of a new multi-use platform to simplify installation and reduce the costs of deploying 4G and 5G networks.

•	Shipping the world’s first Gen 10.5 glass. In addition, we captured new opportunities for Corning Iris™ Glass, which is featured in new ultra-slim, ultra-bright lines of monitors.
•

Expanding into new Corning® Gorilla® Glass applications and increasing the amount of our glass on mobile electronic devices. Additionally, the superior drop performance of Gorilla Glass 5 has enabled new smartphone designs that feature glass on both the front and back.

•	Securing an exclusive global supply agreement for gas particulate filters. We also won new customers for Gorilla Glass for Automotive, which is featured on thirty-five automotive platforms globally.
•

Launching Valor™ Glass, a revolutionary new pharmaceutical packaging solution that dramatically reduces particle contamination, breaks, and cracks. As a result, Valor helps protect patients, while increasing manufacturing throughput.

© 2018 Corning Incorporated. All Rights Reserved

Index

2017 Results

Net sales in the year ended December 31, 2017 were $10,116 million, an increase of $726 million, or 8%, when compared to the year ended December 31, 2016.  The increase was driven by the Optical Communications and the Specialty Materials segments, up $540 million and $279 million, respectively.  The Environmental Technologies and Life Sciences segments also increased, up $74 million and $40 million, respectively.  A decline in net sales of $241 million in the Display Technologies segment partially offset these increases, driven by price declines of approximately 10%.

For the year ended December 31, 2017, we generated a  net loss of $497 million, or $(0.66) per share, compared to net income of $3,695 million, or $3.23 per share, for 2016.  When compared to last year, the $4.2 billion decrease in net income was due to the following items (amounts presented after tax):

•	The absence of a $2.7 billion non-taxable gain and $105 million positive tax adjustment on the strategic realignment of our ownership interest in Dow Corning recorded in the second quarter of 2016;
•

The impact of the passage of the 2017 Tax Act, including a  provisional amount related to the one-time mandatory tax on unrepatriated foreign earnings of $1.1 billion and a provisional amount related to the remeasurement of U.S. deferred tax assets and liabilities of $347 million;

•	The change in the amounts recorded for tax law changes, valuation allowance adjustments and other discrete tax items in the amount of $186 million;
•

Higher research, development and engineering expenses, driven by the absence of the impact of a 2016 joint development agreement in the Display Technologies segment, as well as higher costs associated with new product launches in the Optical Communications, Specialty Materials and Environmental Technologies segments; and

•

A decrease of $104 million in net income in the Display Technologies segment, primarily driven by price declines of approximately 10%, the absence of a gain of $24 million recorded in 2016 from the contingent consideration fair value adjustment and the negative impact of movements in the Japanese yen and South Korean won in the amount of $59 million.

Partially offsetting these events were the following items:

•	A decrease in unrealized losses from our translated earnings contracts in the amount of $162 million;
•	Higher net income in the Optical Communications segment, up $96 million, driven by an 18% increase in net sales;
•	Higher net income in the Specialty Materials segment, up $75 million, driven by a 25% increase in net sales;
•	The absence of a charge of $86 million related to the resolution of an investigation by the U.S. Department of Justice and related costs;
•

Higher equity earnings of affiliated companies, driven by an increase of $90 million in equity earnings from HSG, offset somewhat by the absence of $76 million in equity earnings from Dow Corning’s silicones business.  The HSG increase was due to higher volume, which added $33 million, and an increase of approximately $78 million in settlements of long-term sales agreements, partially offset by higher restructuring and impairment charges of $17 million;

•	A decrease in restructuring, impairment and other charges, largely due to the absence of charges incurred in 2016 associated with restructuring activity and the disposal of long-lived assets; and
•

Lower acquisition-related expenses, down $48 million, driven by the absence of costs related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016, offset slightly by several small acquisitions occurring in 2017.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in 2017, did not materially impact Corning’s consolidated net income in the year ended December 30, 2017 when compared to the year ended December 31, 2016.

© 2018 Corning Incorporated. All Rights Reserved

Index

2018 Corporate Outlook

We believe 2018 will be another year of strong growth and investment, consistent with our Strategy and Capital Allocation Framework, and anticipate that core sales will grow to approximately $11 billion.  In our Display Technologies segment, we expect pricing to continue to improve, with year-over-year declines reaching mid-single digits, an important milestone toward our goal of stabilizing returns.  We anticipate Corning’s LCD glass volume will grow faster than the expected LCD glass market growth of mid-single digits, driven by television screen size growth and the ramp of our Gen 10.5 facility in China.  In the Optical Communications segment, we expect sales to increase by about 10%, excluding any contribution from the pending acquisition of 3M’s Communications Market Division, driven by strong demand from carrier and enterprise network customers.  We expect high-single digit sales growth in our Environmental Technologies segment, driven by continued strength in automotive product sales, on-going improvements in the heavy-duty diesel market and from the commercial launch of gas-particulate filters.  We expect growth in the Specialty Materials segment, the rate of which will depend on new model launches and the adoption of our innovations, and anticipate mid-single digit growth in the Life Sciences segment.

RESULTS OF OPERATIONS

Selected highlights from our operations follow (in millions):

				% change
	2017	2016	2015	17 vs. 16	16 vs. 15

Net sales	$10,116	$9,390	$9,111	8	3

Gross margin	$4,032	$3,746	$3,653	8	3
(gross margin %)	40%	40%	40%

Selling, general and administrative expenses	$1,467	$1,472	$1,508	0	(2)
(as a % of net sales)	15%	16%	17%

Research, development and engineering expenses	$860	$742	$769	16	(4)
(as a % of net sales)	9%	8%	8%

Equity in earnings of affiliated companies	$361	$284	$299	27	(5)
(as a % of net sales)	4%	3%	3%

Translated earnings contract (loss) gain, net	$(121)	$(448)	$80	73	*
(as a % of net sales)	(1)%	(5)%	1%

Gain on realignment of equity investment		2,676		*	*
(as a % of net sales)		28%

Income before income taxes	$1,657	$3,692	$1,486	(55)	148
(as a % of net sales)	16%	39%	16%

(Provision) benefit for income taxes	$(2,154)	$3	$(147)	*	*
(as a % of net sales)	(21)%	0%	(2)%

Net (loss) income attributable to Corning Incorporated	$(497)	$3,695	$1,339	*	176
(as a % of net sales)	(5)%	39%	15%

*    Percent change not meaningful.

© 2018 Corning Incorporated. All Rights Reserved

Index

Net Sales

The following table presents net sales by reportable segment (in millions):

				%	%
	Years ended December 31,			Change	Change
	2017	2016	2015	17 vs. 16	16 vs. 15
Display Technologies	$2,997	$3,238	$3,086	(7)%	5%
Optical Communications	3,545	3,005	2,980	18%	1%
Environmental Technologies	1,106	1,032	1,053	7%	(2)%
Specialty Materials	1,403	1,124	1,107	25%	2%
Life Sciences	879	839	821	5%	2%
All Other	186	152	64	22%	138%
Total net sales	$10,116	$9,390	$9,111	8%	3%

For the year ended December 31, 2017, net sales increased by $726 million, or 8%, when compared to the same period in 2016.  The primary sales drivers by segment were as follows:

•

A  decrease of $241 million in the Display Technologies segment, driven by price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $79 million, partially offset by an increase in volume in the mid-single digits in percentage terms;

•

An increase of $540 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $446 million and $94 million, respectively, combined with the absence of production issues related to the implementation of new manufacturing software in the first quarter of 2016 and the impact of several small acquisitions completed in 2017.  Strong growth in the North American market drove the increase in carrier network products;

•

An increase of $74 million in the Environmental Technologies segment, driven by higher sales of automotive products, up $42 million, due to market strength in Europe, China and Asia, and initial commercial sales of gas particulate filters.  Diesel product sales increased $32 million with higher demand for heavy-duty diesel products in North America and Asia;

•

An increase of $279 million in the Specialty Materials segment, driven by strong growth in sales of Corning Gorilla Glass products, combined with an increase of $42 million in advanced optics products;

•	An increase of $40 million in the Life Sciences segment, driven by higher sales in North America and China; and
•	An increase of $34 million in the All Other segment, driven by an increase in sales in our emerging businesses.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the year ended December 31, 2017, respectively, when compared to the same period in 2016.

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

In the year ended December 31, 2016, the translation impact of fluctuations in foreign currency exchange rates, primarily the Japanese yen, positively affected Corning’s consolidated net sales in the amount of $330 million when compared to the same period in 2015.

© 2018 Corning Incorporated. All Rights Reserved

Index

In 2017,  2016 and 2015, sales in international markets accounted for 69%, 72% and 70%, respectively, of total net sales.

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

Gross Margin

In the year ended December 31, 2017, gross margin dollars increased by $286 million, or 8%, and gross margin as a percentage of net sales remained consistent at 40%, when compared to the same period last year.  The increase in gross margin dollars was primarily driven by the following items:

•	Higher volume in the Optical Communications segment, driven by growth in North America and Europe, partially offset by higher manufacturing expenses related to capacity expansion;
•	An increase in Gorilla Glass and advanced optics product volume, slightly offset by higher raw materials costs; and
•

Higher light-duty substrate demand in Europe, China and Asia, offset somewhat by lower North America demand, as well as an increase in demand for heavy-duty diesel products in North America and Asia.  Partially offsetting the increase in demand was a decline in manufacturing efficiency due to the use of higher-cost manufacturing facilities and sales of lower margin products.

LCD glass price declines of approximately 10% and the negative impact of movements in the Japanese yen and South Korean won in the amount of $73 million, which primarily impacted the Display Technologies segment, partially offset the increase.

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

Selling, General and Administrative Expenses

When compared to the year ended December 31, 2016, selling, general and administrative expenses decreased by $5 million in the year ended December 31, 2017.  The decrease was due to the following items:

•

A decrease of $52 million in acquisition-related costs, driven by the absence of costs related to the realignment of our equity interests in Dow Corning completed in the second quarter of 2016, offset slightly by several small acquisitions occurring in 2017;

•

A decrease of $64 million in litigation, regulatory and other legal costs, primarily driven by the absence of events occurring in the second quarter of 2016.  In this period, we recorded litigation and other expenses related to the resolution of an investigation by the U.S. Department of Justice and an environmental matter in the amount of $98 million, offset somewhat by the gain on the contribution of our equity interests in PCC and PCE as partial settlement of the asbestos litigation in the amount of $56 million; and

•	A decrease of $46 million in the mark-to-market of our defined benefit pension plans.

© 2018 Corning Incorporated. All Rights Reserved

Index

Offsetting these events were the following items:

•	A decrease of $32 million in gains from the contingent consideration fair value adjustment;
•	An increase of $51 million in the Optical Communications segment due to costs associated with acquisitions and growth initiatives; and
•	An increase of $24 million in the Specialty Materials segment in support of new product launches.

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

Research, Development and Engineering Expenses

In the year ended December 31, 2017, research, development and engineering expenses increased by $118 million, or 16%, when compared to the same period last year, driven by the absence of the impact of a 2016 joint development agreement in the Display Technologies segment, as well as higher costs associated with new product launches in the Optical Communications, Specialty Materials and Environmental Technologies segments, up $20 million, $11 million and $7 million, respectively.  As a percentage of sales, these expenses increased one percent when compared to the same period last year.

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

Restructuring, Impairment, and Other Charges

Corning recorded restructuring, impairment, and other charges and credits in 2016 and 2015.  Additional information on restructuring and asset impairment is found in Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements.  A description of those charges and credits follows:

2017 Activity

For the year ended December 31, 2017, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were $4 million.

2016 Activity

For the year ended December 31, 2016, we recorded charges of $77 million for employee related costs, asset disposals, and exit costs associated with restructuring activities with total cash expenditures of approximately $12 million.

© 2018 Corning Incorporated. All Rights Reserved

Index

2015 Activity

For the year ended December 31, 2015, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were $40 million.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity earnings of affiliated companies (in millions):

	Years ended December 31,
	2017	2016	2015

Dow Corning Corporation (1)		$82	$281
Hemlock Semiconductor Group (2)	$352	212
All other	9	(10)	18
Total equity earnings	$361	$284	$299

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

Translated earnings contracts

Included in the line item Translated earnings contract (loss) gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won,  euro, New Taiwan dollar and Chinese yuan against the U.S. dollar and its impact on our net (loss) income.  The following table provides detailed information on the impact of our translated earnings contract losses and gains:

	Year ended		Year ended		Change
	December 31, 2017		December 31, 2016		2017 vs. 2016
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gain, net	$270	$169	$201	$127	$69	$42
Unrealized (loss) gain	(391)	(247)	(649)	(409)	258	162
Total translated earnings contract (loss) gain	$(121)	$(78)	$(448)	$(282)	$327	$204

© 2018 Corning Incorporated. All Rights Reserved

Index

	Year ended		Year ended		Change
	December 31, 2016		December 31, 2015		2016 vs. 2015
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gain, net	$201	$127	$653	$410	$(452)	$(283)
Unrealized (loss) gain	(649)	(409)	(573)	(362)	(76)	(47)
Total translated earnings contract gain (loss)	$(448)	$(282)	$80	$48	$(528)	$(330)

The gross notional value outstanding for our translated earnings contracts at December 31, 2017,  2016 and 2015 were as follows (in billions):

	Years ended December 31,
	2017	2016	2015
Japanese yen-denominated hedges	$13.0	$14.9	$8.3
South Korean won-denominated hedges	0.8	1.2	3.3
Euro-denominated hedges	0.3	0.3	0.3
Chinese yuan-denominated hedges	0.2	0.3
Total gross notional value outstanding	$14.3	$16.7	$11.9

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in 2017, did not impact Corning’s income before income taxes in the year ended December 31, 2017 when compared to the same period in 2016.

The translation impact of fluctuations in foreign currency exchange rates positively affected Corning’s income before income taxes in the year ended December 31, 2016 in the amount of $304 million when compared to 2015.  This impact was partially offset by the decrease in the realized gain from our foreign currency translation hedges related to translated earnings of $452 million.

(Provision) Benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (dollars in millions):

	Years ended December 31,
	2017	2016	2015
(Provision) benefit for income taxes	$(2,154)	$3	$(147)
Effective tax rate (benefit)	130%	(0.1)%	9.9%

For the year ended December 31, 2017, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•

As a result of the 2017 Tax Act, a provisional tax expense of $1.1 billion for the one-time mandatory tax on uprepatriated earnings of certain foreign subsidiaries that were previously deferred (the “toll charge”);

•	The result of a provisional tax expense recorded for the U.S. deferred tax assets and liabilities re-measured at the reduced rate of 21%; and
•	Rate differences on income (loss) of consolidated foreign companies.

The effective income tax rate for 2016 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•

The tax-free nature of the realignment of our equity interest in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning’s tax on Dow Corning’s undistributed earnings as of the date of the transaction.

© 2018 Corning Incorporated. All Rights Reserved

Index

Corning’s results for the year ending December 31, 2017 included a total $2.2 billion worldwide tax provision, inclusive of tax on normal operations and the impacts of the 2017 Tax Act.  Given the significant complexity of the 2017 Tax Act and anticipated future guidance from the U. S. Treasury, the Securities and Exchange Commission and the Financial Accounting Standards Board (“FASB”) related to the 2017 Tax Act, the Securities Exchange Commission has issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide registrants additional time to analyze and report the effects of tax reform during the “measurement period”.  Under SAB 118, the registrant is required to record those items where ASC 740 analysis is complete; include reasonable estimates and label them as provisional where ASC 740 analysis is incomplete; and if reasonable estimates cannot be made, record items under the previous tax law.  The measurement period ends on the date the entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740 and is not to exceed 1 year.

In addition to SAB 118, the FASB has issued guidance regarding how to account for tax reform as well as a proposal to reclassify stranded tax costs from AOCI to retained earnings.  Furthermore, to date, the U.S. Treasury has issued Notice 2018-07 on December 29, 2017 and Notice 2018-13 on January 19, 2018 with additional guidance on how to compute the toll charges.

At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the 2017 Tax Act; however, we have made a reasonable estimate of the effects on our U.S. deferred tax balances in the amount of $347 million, the one-time toll charge of $1.1 billion and the impact on our state valuation allowances and recorded these as provisional amounts.  The initial accounting is incomplete as we need additional time and information to analyze all aspects of the newly enacted law and how it impacts our worldwide operations.  The additional information that needs to be obtained, prepared or analyzed in order to complete the accounting requirements includes receiving further guidance from the tax authorities; additional time to prepare basis calculations; post-enactment impacts, and further time to validate our assumptions.

We re-measured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our deferred tax balances was $347 million.

The one-time toll charge is based on our unrepatriated earnings of certain foreign subsidiaries that were previously deferred.  This charge resulted in an additional provisional tax expense amount of $1.1 billion. We have not yet completed our calculation of the toll charge.  This amount may change when we finalize the calculation of unrepatriated earnings that were previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.  Settlement of the toll charge will occur almost entirely through the use of existing foreign tax credit carryovers.

Corning has not made sufficient progress on estimating the impact of tax reform on its assertion regarding its indefinitely reinvested foreign earnings so the Company will continue to follow its historic position while it continues to analyze this issue. As of December 31, 2017, Corning estimates that its unremitted foreign earnings were $16.9 billion.  While Corning is not changing its assertion at this time, the Company has distributed  approximately $2 billion in January 2018 from two of its foreign subsidiaries to the U.S. parent of those subsidiaries.  There are no incremental taxes beyond the toll charge due with respect to this distribution of cash.

Under its historic policy, Corning will continue to indefinitely reinvest substantially all of its foreign earnings, with the exception of an immaterial amount of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.

Corning’s accounting for the impact of the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act is incomplete and, as a result, it has not yet elected a policy to account for the GILTI provisions.

We will continue to monitor future guidance and to assess the impacts of the 2017 Tax Act.

© 2018 Corning Incorporated. All Rights Reserved

Index

It is reasonably possible that the amount of unrecognized tax benefits will change due to one or more of the following events during the next twelve months: audit activity, tax payments, or final decisions in matters that are the subject of controversy in various jurisdictions within which we operate.  We believe we have provided adequate contingent reserves for these events.  However, if upon conclusion of these matters, the ultimate determination of taxes owed is for an amount materially different than our current reserves, our overall tax expense and effective tax rate could be materially impacted in the period of adjustment.

Refer to Note 6 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

Net (Loss) Income Attributable to Corning Incorporated

As a result of the items discussed above, net (loss) income and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2017	2016	2015

Net (loss) income attributable to Corning Incorporated	$(497)	$3,695	$1,339
Net (loss) income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$(595)	$3,597	$1,241
Net (loss) income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$(595)	$3,695	$1,339
Basic (loss) earnings per common share	$(0.66)	$3.53	$1.02
Diluted (loss) earnings per common share	$(0.66)	$3.23	$1.00

Weighted-average common shares outstanding - basic	895	1,020	1,219
Weighted-average common shares outstanding - diluted	895	1,144	1,343

(1)	Refer to Note 18 (Earnings per Common Share) to the Consolidated Financial Statements for additional information.

Comprehensive Income

	Years ended December 31,
(In millions)	2017	2016	2015

Net (loss) income attributable to Corning Incorporated	$(497)	$3,695	$1,339

Foreign currency translation adjustments and other	746	(104)	(590)
Net unrealized gains (losses) on investments	14	(3)	1
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	30	241	121
Net unrealized gains (losses) on designated hedges	44	1	(36)
Other comprehensive income (loss), net of tax	834	135	(504)

Comprehensive income attributable to Corning Incorporated	$337	$3,830	$835

2017 vs. 2016

For the year ended December 31, 2017, comprehensive income decreased by $3.5 billion, when compared to the same period in 2016, driven by a decrease in net income of $4.2 billion and a decrease in unamortized actuarial gains for postretirement benefit plans.   The significant decrease in net income was largely driven by the absence of a $2.7 billion non-taxable gain and a $105 million positive tax adjustment on the strategic realignment of our ownership interest in Dow Corning recorded in the second quarter of 2016, combined with the impact of the passage of the 2017 Tax Act, which included a provisional toll charge of $1.1 billion and a provisional charge of $347 million as a result of the remeasurement of U.S. deferred tax assets and liabilities.  Our unamortized actuarial gains decreased driven by a decrease in the discount rates used to value our postretirement benefit obligations.

Partially offsetting these decreases was an increase in the gain on foreign currency translation adjustments in the amount of $850 million (after-tax), largely driven by the weakening of foreign currencies, most significantly the South Korean won, Japanese

© 2018 Corning Incorporated. All Rights Reserved

Index

yen and the euro, which impacted comprehensive income in the amounts of $420 million, $164 million and $115 million, respectively.

2016 vs. 2015

For the year ended December 31, 2016, comprehensive income increased by $2,995 million when compared to the same period in 2015, driven by an increase of $2,356 million in net income, the positive impact of the change in foreign currency translation adjustments and an increase in unamortized actuarial gains for postretirement benefit plans.

The decrease in the loss on foreign currency translation adjustments for the year ended December 31, 2016 in the amount of $486 million (after-tax) was driven by the following items:  1) the decrease in the loss on the translation of Corning’s consolidated subsidiaries in the amount of $398 million, largely driven by the strengthening of the Japanese yen; and 2) the decrease in the loss in the translation of Corning’s equity method investments in the amount of $88 million, driven by the realignment of our ownership interests in Dow Corning.

The increase in unamortized actuarial gains for postretirement benefit plans in the amount of $120 million (after-tax) is due to the following:  1) the decrease of $65 million related to the reclassification of actuarial gains to the income statement, largely due to higher pension asset returns; 2) an increase in actuarial losses of $3 million; and 3) a decrease of $188 million in unamortized losses related to our equity companies. The significant change was driven by the release of Dow Corning’s unamortized actuarial loss, which was included in the gain on the realignment of our ownership interests in Dow Corning.

See Note 13 (Employee Retirement Plans) and Note 17 (Shareholders’ Equity) to the Consolidated Financial Statements for additional details.

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we supplement certain measures provided by our consolidated financial statements with measures adjusted to exclude certain items, to arrive at core performance measures.  We believe that reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.  Corning has adopted the use of constant currency reporting for the Japanese yen and South Korean won, and uses an internally derived yen-to-dollar management rate of ¥99 and won-to-dollar management rate of ₩1,100.  The Company believes that the use of constant currency reporting allows investors to understand our results without the volatility of currency fluctuations, and reflects the underlying economics of the translated earnings contracts used to mitigate the impact of changes in currency exchange rates on our earnings and cash flows.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our operations follow (in millions):

				% change
	2017	2016	2015	17 vs. 16	16 vs. 15

Core net sales	$10,514	$9,710	$9,800	8%	(1)%
Core equity in earnings of affiliated companies	$212	$250	$269	(15)%	(7)%
Core earnings	$1,756	$1,774	$1,882	(1)%	(6)%

Core Net Sales

The following table presents core net sales by reportable segment (in millions):

	Years ended December 31,			% Change
	2017	2016	2015	17 vs. 16	16 vs. 15
Display Technologies	$3,394	$3,556	$3,774	(5)%	(6)%
Optical Communications	3,545	3,005	2,980	18%	1%
Environmental Technologies	1,106	1,032	1,053	7%	(2)%
Specialty Materials	1,403	1,124	1,107	25%	2%
Life Sciences	879	839	821	5%	2%
All Other	187	154	65	21%	137%
Total core net sales	$10,514	$9,710	$9,800	8%	(1)%

In all segments except Display Technologies, core net sales are consistent with GAAP net sales.  Because a significant portion of revenues in the Display Technologies segment are denominated in Japanese yen, this segment’s net sales are adjusted to remove the impact of translating yen into dollars.  As of January 1, 2015, we use an internally derived management rate of ¥99, which is closely aligned to our current yen-denominated hedges related to translated earnings.

Core net sales increased by $804 million, or 8%, in the year ended December 31, 2017 when compared to the same period in 2016, driven by increases in the Optical Communications and Specialty Materials segments.   Lower core net sales in the Display Technologies segment partially offset the increase, down $162 million, or 5%, driven by LCD glass price declines of approximately 10%, partially offset by an increase in volume in the mid-single digits in percentage terms.

Core net sales decreased by $90 million in the year ended December 31, 2016 when compared to the same period in 2015.  Core net sales in the Display Technologies segment decreased by $218 million, or 6%, in the year ended December 31, 2016, driven by LCD glass price declines slightly higher than 10%, partially offset by an increase in volume of a mid-single digit percentage.

The translation impact from movements in foreign currency exchange rates,  excluding the Japanese yen and South Korean won, in the year ended December 31, 2017 positively impacted core net sales in the amount of $12 million, and in the year ended December 31, 2016, negatively impacted core net sales in the amount of  $39 million.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

				% change
	2017	2016	2015	17 vs. 16	16 vs. 15

Dow Corning Corporation (1)		$98	$245	(100)%	(60)%
Hemlock Semiconductor Group (2)	$201	154
All other	11	(2)	24	650%	(108)%
Total core equity earnings	$212	$250	$269	(15)%	(7)%

(1)

Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.

(2)	Results include equity earnings for Hemlock Semiconductor Group beginning on June 1, 2016.

© 2018 Corning Incorporated. All Rights Reserved

Index

Core Earnings

2017 vs. 2016

In the year ended December 31, 2017, we generated core earnings of $1,756 million or $1.72 per share, compared to core earnings generated in the year ended December 31, 2016 of $1,774 million, or $1.55 per share.  The decrease in core earnings of $18 million was driven by the following items:

•	The absence of equity earnings of $102 million from Dow Corning’s silicones business due to our 2016 realignment of our ownership interest in Dow Corning;
•

A decrease of $62 million in the Display Technologies segment, driven by LCD glass price declines of approximately 10%,  partially offset by an increase in volume in the mid-single digits in percentage terms;

•	An increase in corporate project expenses and variable compensation of $29 million and $25 million, respectively.

The decline was offset by an increase in core earnings in the Optical Communications segment of $99 million, due to higher sales of carrier and enterprise network products, combined with the absence of the production issues in the first half of 2016 related to the implementation of new software and an increase in the Specialty Materials segment of $61 million, driven by an increase in Corning Gorilla Glass and advanced optics products.

Although core net earnings decreased in the year ended December 31, 2017, core earnings per share increased $0.17 per share, driven by lower weighted average shares outstanding due to repurchases of our common stock in 2017.

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

Included in core earnings for the years ended December 31, 2017, 2016 and 2015 is net periodic pension expense in the amount of $49 million, $51 million and $62 million, respectively, which excludes the annual pension mark-to-market adjustments.  In the years ended December 31, 2017,  2016 and 2015, the mark-to-market adjustments were a pre-tax loss of $21 million, $67 million and $165 million, respectively.  Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	2017	2016	2015
Core earnings attributable to Corning Incorporated	$1,756	$1,774	$1,882
Less: Series A convertible preferred stock dividend	98	98	98
Core earnings available to common stockholders - basic	1,658	1,676	1,784
Add: Series A convertible preferred stock dividend	98	98	98
Core earnings available to common stockholders - diluted	$1,756	$1,774	$1,882

Weighted-average common shares outstanding - basic	895	1,020	1,219
Effect of dilutive securities:
Stock options and other dilutive securities	11	9	9
Series A convertible preferred stock	115	115	115
Weighted-average common shares outstanding - diluted	1,021	1,144	1,343
Core basic earnings per common share	$1.85	$1.64	$1.46
Core diluted earnings per common share	$1.72	$1.55	$1.40

© 2018 Corning Incorporated. All Rights Reserved

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Year ended December 31, 2017
	Net Sales	Equity earnings	Income before income taxes	Net (loss) income	Effective tax rate (a)	(Loss) earnings per share
As reported	$10,116	$361	$1,657	$(497)	130.0%	$(0.66)
Constant-yen (1)	396	3	354	276		0.31
Constant-won (1)	2		(21)	(16)		(0.02)
Translation gain on Japanese yen-denominated debt (2)			(14)	(9)		(0.01)
Translated earnings contract loss (3)			125	78		0.09
Acquisition-related costs (4)			84	59		0.07
Discrete tax items and other tax-related adjustments (5)				127		0.14
Litigation, regulatory and other legal matters (6)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (7)			72	62		0.07
Equity in earnings of affiliated companies (8)		(152)	(152)	(97)		(0.11)
Adjustments related to acquisitions (9)			10	13		0.01
Pension mark-to-market adjustment (10)			22	14		0.02
Adjustments to remove the impacts of the Tax Cuts and Job Act of 2017 (13)				1,755		1.96
Core performance measures	$10,514	$212	$2,125	$1,756	17.4%	$1.72

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

© 2018 Corning Incorporated. All Rights Reserved

Index

	Year ended December 31, 2016
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate (a)	Earnings per share
As reported	$9,390	$284	$3,692	$3,695	0%	$3.23
Constant-yen (1)	316	4	300	222		0.19
Constant-won (1)	4	(1)	(47)	(34)		(0.03)
Translated earnings contract loss (3)			448	282		0.25
Acquisition-related costs (4)			127	107		0.09
Discrete tax items and other tax-related adjustments (5)				(27)		(0.02)
Litigation, regulatory and other legal matters (6)			55	70		0.06
Restructuring, impairment and other charges (7)			199	138		0.12
Equity in earnings of affiliated companies (8)		(37)	(37)	(18)		(0.02)
Adjustments related to acquisitions (9)			(49)	(42)		(0.04)
Pension mark-to-market adjustment (10)			67	44		0.04
Gain on realignment of equity investment (11)			(2,676)	(2,676)		(2.34)
Taiwan power outage (12)			17	13		0.01
Core performance measures	$9,710	$250	$2,096	$1,774	15.4%	$1.55

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

	Year ended December 31, 2015
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate (a)	Earnings per share
As reported	$9,111	$299	$1,486	$1,339	9.9%	$1.00
Constant-yen (1)	687	6	567	423		0.31
Constant-won (1)	2	(2)	(25)	(19)		(0.01)
Translated earnings contract loss (3)			(80)	(48)		(0.04)
Acquisition-related costs (4)			55	36		0.03
Discrete tax items and other tax-related adjustments (5)				36		0.03
Litigation, regulatory and other legal matters (6)			5	3
Restructuring, impairment and other charges (7)			46	42		0.03
Equity in earnings of affiliated companies (8)		(34)	(34)	(33)		(0.02)
Adjustments related to acquisitions (9)			5	(2)
Pension mark-to-market adjustment (10)			165	105		0.08
Core performance measures	$9,800	$269	$2,190	$1,882	14.1%	$1.40

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

© 2018 Corning Incorporated. All Rights Reserved

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

(2)	Translation gain on Japanese yen-denominated debt: The gain on the translation of our Yen-denominated debt to U.S. dollars.
(3)	Translated earnings contract loss (gain): We have excluded the impact of the gains and losses of our translated earnings contracts for each period presented.
(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)

Discrete tax items and other tax-related adjustments:  This represents the removal of discrete adjustments (e.g. changes in judgment about the realizability of certain deferred tax assets) as well as other non-operational tax-related adjustments.

(6)

Litigation, regulatory and other legal matters:  Includes amounts related to the Pittsburgh Corning Corporation (PCC) asbestos litigation, significant, non-recurring adjustments to our estimated liability for environmental-related items and other legal matters.

(7)

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

(9)

Adjustments related to acquisitions:   Includes fair value adjustments to the Corning Precision Materials indemnity asset related to contingent consideration, post-combination expenses and other acquisition and disposal adjustments.

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

(13)

Adjustments resulting from the 2017 Tax Act:  Includes a provisional amount related to the one-time mandatory tax on unrepatriated foreign earnings, a provisional amount related to the remeasurement of U.S. deferred tax assets and liabilities, changes in valuation allowances as a result of the 2017 Tax Act, and adjustments for the elimination of excess foreign tax credit planning.

© 2018 Corning Incorporated. All Rights Reserved

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

Display Technologies

The following table provides net sales and net income for the Display Technologies segment and reconciles the non-GAAP financial measures for the Display Technologies segment with our financial statements presented in accordance with GAAP (in millions):

	Year ended		Year ended		Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$2,997	$831	$3,238	$935	$3,086	$1,095
Constant-yen (1)	395	260	316	222	686	419
Constant-won (1)	2	(12)	2	(33)	2	(17)
Translated earnings contract gain (3)		(169)		(127)		(416)
Discrete tax items and other tax- related adjustments (5)		38
Litigation, regulatory and other legal matters (6)		(9)
Restructuring, impairment and other charges (7)		13		44
Adjustments related to acquisitions (9)		(8)		(42)		(10)
Pension mark-to-market adjustment (10)				1		4
Taiwan power outage (12)				6
Core performance measures	$3,394	$944	$3,556	$1,006	$3,774	$1,075

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted reconciling items.

© 2018 Corning Incorporated. All Rights Reserved

Index

As Reported

2017 vs. 2016

Net sales decreased by $241 million, or 7%, in the year ended December 31, 2017, when compared to the same period in 2016, driven by price declines of approximately 10% and the negative impact from the weakening of the Japanese yen in the amount of $79 million, partially offset by an increase in volume in the mid-single digits in percentage terms.

Net income decreased by $104 million, or 11%, driven by the following items:

•	The impact of price declines of approximately 10%;
•	The impact of the write-off of a net deferred tax asset of $38 million;
•	A reduction of $24 million in the gain on the fair value adjustment of the contingent consideration resulting from the acquisition of Corning Precision Materials; and
•	An increase of $40 million in research, development and engineering expenses, primarily driven by the absence of the impact of a 2016 joint development agreement.

The decrease in net income was partially offset by the following items:

•	A mid-single digit percentage increase in volume;
•	Improvements in manufacturing efficiency, which added $68 million;
•	An increase of $42 million in the realized gain from our yen and won-denominated currency hedges; and
•	A decrease in asset write-off expenses of $31 million.

The translation impact of fluctuations in foreign currency exchange rates negatively impacted Display Technologies net income in the year ended December 31, 2017 in the amount of $59 million when compared to the same period in 2016.  This impact was partially offset by the increase in the realized gain from our translated earnings contracts in the amount of $42 million.

2016 vs. 2015

Net sales increased by $152 million, or 5%, in the year ended December 31, 2016 when compared to the same period in 2015, driven by the positive impact from the strengthening of the Japanese yen in the amount of $370 million and a mid-single digit percentage volume increase driven by growth in television screen size.  This increase was partially offset by LCD glass price declines slightly higher than 10%.

Net income decreased by $160 million, or 15%, in the year ended December 31, 2016 when compared to the same period in 2015.  This decrease was driven by the following items:

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

Core Performance

2017 vs. 2016

When compared to the same period in 2016, core net sales in the Display Technologies segment decreased by $162 million, or 5%, in the year ended December 31, 2017, driven by the price declines described above, partially offset by the increase in volume.  Core earnings also decreased in this period, down $62 million, or 6%, driven by price declines, offset somewhat by the increase in volume.

© 2018 Corning Incorporated. All Rights Reserved

Index

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

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan, South Korea, China and Taiwan.  In 2017, 2016 and 2015, three customers of the Display Technologies segment, which individually accounted for more than 10% of segment net sales, accounted for a combined 62%,  65% and 62% of total segment sales in those years.  Our near-term sales and profitability would be impacted if any of these significant customers were unable to continue to purchase our products.

Corning has invested to expand capacity to meet the projected demand for LCD glass substrates.  In 2017, 2016 and 2015, capital spending in this segment was $795 million, $464 million and $594 million, respectively.

Outlook:

For full-year 2018, Corning expects LCD glass market growth to be in the mid-single digit percentages, similar to 2017. The company expects Corning’s volume to grow faster than the market as Corning ramps  up the world’s first Gen 10.5 fab in Hefei, China.  We expect LCD glass pricing to continue to improve, with year-over-year declines reaching mid-single digits on a percentage basis, an important milestone toward our goal of stabilizing returns in this segment.

Optical Communications

The following table provides net sales and net income for the Optical Communications segment and reconciles the non-GAAP financial measures for the Optical Communications segment with our financial statements presented in accordance with GAAP (in millions):

	Year ended		Year ended		Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$3,545	$341	$3,005	$245	$2,980	$237
Acquisition-related costs (4)		39		23		16
Litigation, regulatory and other legal matters (6)						13
Restructuring, impairment and other charges (7)		14		24		(1)
Adjustments related to acquisitions (9)						16
Pension mark-to-market adjustment (10)		2		5
Core performance measures	$3,545	$396	$3,005	$297	$2,980	$281

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

As Reported

2017 vs. 2016

Net sales increased by $540 million, or 18%, in the year ended December 31, 2017, when compared to the same period in 2016, due to higher sales of carrier and enterprise network products, combined with the absence of production issues related to the implementation of new manufacturing software in the first half of 2016 and the impact of several small acquisitions completed in the 2017.  Strong growth in the North American fiber-to-the-home market drove the increase in carrier network products.

Net income in the year ended December 31, 2017 increased by $96 million, or 39%, driven by the increase in sales described above and a decrease of $10 million in restructuring and asset write-off expenses, partially offset by capacity expansion spending and an increase in acquisition-related expenses.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2017 when compared to the same period in 2016.

© 2018 Corning Incorporated. All Rights Reserved

Index

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

Core Performance

2017 vs. 2016

Core earnings increased in the year ended December 31, 2017 by $99 million, or 33%, driven by the increase in sales described above, partially offset by capacity expansion spending.

2016 vs. 2015

Core earnings increased $16 million, or 6%, in the year ended December 31, 2016, driven by higher sales of our solutions products and cost reductions, partially offset by the impact of the production issues described above.  Movements in foreign exchange rates positively impacted core earnings in the amounts of $12 million when compared to 2015.

The Optical Communications segment has a concentrated customer base.  In the year ended December 31, 2017, one customer that individually accounted for more than 10% of segment net sales, accounted for 19% of total segment net sales. In the year ended December 31, 2016, one customer that individually accounted for more than 10% of segment net sales, accounted for 15% of total segment net sales.  In the year ended December 31, 2015, two customers that individually accounted for more than 10% of segment net sales, accounted for 22% of total segment net sales.

Outlook:

Full-year 2018 Optical Communications sales are expected to increase by about 10% year over year, excluding any contribution from the pending acquisition of 3M’s Communications Markets Division.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment and reconciles the non-GAAP financial measures for the Environmental Technologies segment with our financial statements presented in accordance with GAAP (in millions):

	Year ended		Year ended		Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,106	$127	$1,032	$133	$1,053	$161
Restructuring, impairment and other charges (7)		12		3
Core performance measures	$1,106	$139	$1,032	$136	$1,053	$161

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

© 2018 Corning Incorporated. All Rights Reserved

Index

As Reported

2017 vs. 2016

Net sales increased $74 million, or 7% in the year ended December 31, 2017. Automotive product sales increased by $42 million, due to market strength in Europe, China and Asia, and initial commercial sales of gas particulate filters.  Diesel product sales increased $32 million with higher demand for heavy-duty diesel products in North America and Asia.

Net income in the year ended December 31, 2017 decreased by $6 million, or 5%, driven by expenses in support of new product launches and charges related to the disinvestment of an equity company.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2017 when compared to the same period in 2016.

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

Core Performance

2017 vs. 2016

In the year ended December 31, 2017, core earnings increased by $3 million, or 2%, when compared to the same period in 2016, driven by higher volume in both automotive and diesel products, offset by expenses in support of new product launches and a decline in manufacturing efficiency due to the use of higher-cost manufacturing facilities and sales of lower margin products.

2016 vs. 2015

Core earnings decreased by $25 million, or 16%, in the year ended December 31, 2016, driven by the items impacting our “As Reported” results described above.

The Environmental Technologies segment sells to a concentrated customer base of catalyzer and emission control systems manufacturers, who then sell to automotive and diesel engine manufacturers.  Although our sales are to the emission control systems manufacturers, the use of our substrates and filters is generally required by the specifications of the automotive and diesel vehicle or engine manufacturers.  For 2017,  2016 and 2015, net sales to three customers, which individually accounted for more than 10% of segment sales, accounted for 81%, 85% and 86%, respectively, of total segment sales.  While we are not aware of any significant customer credit issues with our direct customers, our near-term sales and profitability would be impacted if any individual customers were unable to continue to purchase our products.

Outlook:

For 2018, Environmental Technologies sales are expected to increase by a high-single digit percentage.

© 2018 Corning Incorporated. All Rights Reserved

Index

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment and reconciles the non-GAAP financial measures for the Specialty Materials segment with our financial statements presented in accordance with GAAP (in millions):

	Year ended		Year ended		Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$1,403	$249	$1,124	$174	$1,107	$167
Constant-yen (1)				(1)		(6)
Constant-won (1)		(1)		(2)		(2)
Translated earnings contract gain (3)						5
Restructuring, impairment and other charges (7)		2		15		14
Taiwan power outage (12)				3
Core performance measures	$1,403	$250	$1,124	$189	$1,107	$178

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

As Reported

2017 vs. 2016

Net sales in the Specialty Materials segment increased by $279 million, or 25%, in the year ended December 31, 2017, when compared to the same period in 2016, driven by an increase in sales of Gorilla Glass products in support of new product launches, combined with an increase in advanced optics products.

Net income in year ended December 31, 2017 increased by $75 million, or 43%, when compared to the same period in 2016, primarily due to the significant increase in net sales, lower restructuring charges and the absence of the costs associated with a power outage in Taiwan.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2017 when compared to the same period in 2016.

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

Core Performance

2017 vs. 2016

Core earnings increased by $61 million, or 32%, in the year ended December 31, 2017, driven primarily by the increase in sales of Corning Gorilla Glass and advanced optics products, offset slightly by higher selling and administrative costs.

2016 vs. 2015

Core earnings in the twelve months ended December 31, 2016 increased by $11 million, or 6%, driven primarily by cost reductions and an increase in advanced optics and Gorilla Glass 5 sales, offset slightly by higher research and development costs.

For 2017,  2016 and 2015,  three customers of the Specialty Materials segment, which individually accounted for more than 10% of segment sales, accounted for 58%, 56% and 56%, respectively, of total segment sales.

Outlook:

The company expects year-over-year sales growth for Specialty Materials in 2018, with the rate and pace dependent upon customer adoptions.

© 2018 Corning Incorporated. All Rights Reserved

Index

Life Sciences

The following table provides net sales and net income for the Life Sciences segment and reconciles the non-GAAP financial measures for the Life Sciences segment with our financial statements presented in accordance with GAAP (in millions):

	Year ended		Year ended		Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
(in millions)	Sales	Net income	Sales	Net income	Sales	Net income
As reported	$879	$64	$839	$58	$821	$61
Acquisition-related costs (4)		13		12		12
Restructuring, impairment and other charges (7)		2		7
Pension mark-to-market adjustment (10)		1
Core performance measures	$879	$80	$839	$77	$821	$73

See “Items Excluded from GAAP Measures” above for the descriptions of the footnoted items.

As Reported

2017 vs. 2016

Net sales in the Life Sciences segment increased by $40 million, or 5%, in the year ended December 31, 2017, when compared to the same period in 2016, driven by strong performance in North America and China, combined with a small acquisition completed in 2017.

Net income increased by $6 million, or 10%, in the year ended December 31, 2017, driven by an increase in volume and lower asset write-offs and exit costs, offset somewhat by higher raw materials costs.  Movements in foreign exchange rates did not materially impact net sales or net income in this period when compared to the same period in the prior year.

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

Core Performance

2017 vs. 2016

In the year ended December 31, 2017, core earnings increased by $3 million, or 4%, when compared to the same period last year, driven by higher volume, offset somewhat by higher raw materials costs.

2016 vs. 2015

In the year ended December 31, 2016, core earnings increased by $4 million, or 5%, when compared to the same period last year, with higher volume more than offsetting the negative impact from movements in foreign exchange rates.

For 2017,  2016 and 2015,  two customers in the Life Sciences segment, which individually accounted for more than 10% of total segment net sales, collectively accounted for 47%, 46% and 46%, respectively, of total segment sales.

Outlook:

For full-year 2018, sales are expected to grow by a mid-single-digit percentage year over year.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

© 2018 Corning Incorporated. All Rights Reserved

Index

The following table provides net sales and other data for All Other (in millions):

As Reported	2017	2016	2015
Net sales	$186	$152	$64
Research, development and engineering expenses	$211	$191	$186
Net loss	$(229)	$(240)	$(202)

2017 vs. 2016

Net sales of this segment increased by $34 million, or 22%, in the year ended December 31, 2017, respectively, when compared to the same period in 2016, driven by an increase in sales in our emerging businesses.  The decrease in the net loss in the year ended December 31, 2017 reflects an increase of $14 million in equity earnings and the absence of asset write-offs in emerging businesses recorded in the first quarter of 2016.

2016 vs. 2015

The increase in net sales of this segment in the year ended December 31, 2016 reflects the impact of an acquisition in the pharmaceutical technologies business completed in the fourth quarter of 2015 and an increase in sales in our emerging businesses.  The increase in the net loss of this segment was driven by asset write-offs in emerging businesses, offset slightly by the addition of the pharmaceutical technologies business net income.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items discuss Corning’s financing and changes in capital structure during 2017 and 2016:

2017

In the third quarter of 2017, Corning issued ¥78 billion Japanese yen-denominated debt securities in tranches of 7, 10 and 20 years. The proceeds from these notes were received in Japanese yen and immediately converted to U.S. dollars on the date of issuance. The net proceeds received in U.S. dollars, after deducting offering expenses, was approximately $700 million.  Payments of principal and interest on the notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

In the fourth quarter of 2017, Corning issued $750 million of 4.375% senior unsecured notes that mature on November 15, 2057. The net proceeds of $743 million will be used for general corporate purposes. We can redeem these notes at any time, subject to certain terms and conditions.

2016

In the third quarter of 2016, Corning’s Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.  Corning did not have outstanding commercial paper at December 31, 2016.

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

On February 6, 2018, Corning’s Board of Directors declared a 16.1% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.155 to $0.18 per share of common stock, beginning with the dividend to be paid in the first quarter of 2018.  This increase marks the seventh dividend increase since October 2011.

© 2018 Corning Incorporated. All Rights Reserved

Index

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2017, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Customer Deposits

In December 2015, Corning announced that with the support of the Hefei government it will locate a Gen 10.5 glass manufacturing facility in the Hefei XinZhan General Pilot Zone in Anhui Province, China.  Glass substrate production from the new facility is expected to support mass production of LCD panels for large-size televisions beginning in 2018.

As part of this investment, Corning and a Chinese customer have entered into a long-term supply agreement that commits the customer to the purchase of Gen 10.5 glass substrates from the Corning manufacturing facility in Hefei.  This agreement stipulates that the customer will provide a non-refundable cash deposit in the amount of approximately $400 million to Corning to secure rights to an amount of glass that is produced by Corning over the next 10 years.  Corning has collected the full amount of this deposit, adjusted for foreign exchange movements, receiving $185 million of this deposit in 2016 and $197 million in 2015.  As glass is shipped to the customer, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2017, 2016 and 2015, no credit memoranda were issued.

Capital Spending

Capital spending totaled $1.8 billion in 2017,  an increase of approximately $700 million when compared to 2016, driven by expansions related to the Gen 10.5 glass manufacturing facility in China, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment, fiber and cable capacity in the Optical Communications segment and general business growth in the Specialty Materials segment.  We expect our 2018 capital expenditures to be slightly more than $2 billion.

Cash Flows

Summary of cash flow data (in millions):

	Years ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$2,004	$2,537	$2,829
Net cash (used in) provided by investing activities	$(1,710)	$3,662	$(685)
Net cash used in financing activities	$(1,624)	$(5,322)	$(2,623)

2017 vs. 2016

Net cash provided by operating activities decreased by $533 million in the year ended December 31, 2017 when compared to the same period last year, driven by $501 million of unfavorable movements in working capital.  The negative impact of working capital changes was largely driven by an increase of $143 million in VAT receivables in Asia, a payment of $70 million related to our obligation under the plan of reorganization for PCC (refer to Note 2 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information), an increase in accounts receivable and inventory to support growth in the Optical Communications, Environmental Technologies and Specialty Materials segments.

Net cash used in investing activities increased by $5.4 billion in the year ended December 31, 2017, when compared to the same period last year, driven by the absence of $4.8 billion of cash received in the second quarter of 2016 on the realignment of Dow Corning, coupled with an increase of $674 million in capital expenditures largely due to capacity expansions and a decline of $92 million in liquidations of short-term investments.  A decline of $162 million in acquisition spending partially offset these events.

© 2018 Corning Incorporated. All Rights Reserved

Index

Net cash used in financing activities in the year ended December 31, 2017 decreased by $3.7 billion when compared to the same period last year, driven by lower share repurchases, down $1.8 billion, proceeds from the issuance of long-term debt of $1.4 billion, the absence of $481 million of commercial paper repayments made in 2016 and an increase of $171 million in proceeds from the exercise of stock options.

2016 vs. 2015

Net cash provided by operating activities decreased $292 million in the year ended December 31, 2016 when compared to 2015, driven largely by a decrease in net income excluding non-cash gains, an increase in accounts receivable in the Optical Communications and Specialty Materials segments, up $81 and $70 respectively, partially offset by an increase in accounts payable and other current liabilities.  A decrease of $58 million in dividends received from equity affiliates, driven by the strategic realignment of our ownership interest in Dow Corning, also negatively impacted cash flow from operations.

Net cash provided by investing activities increased substantially, up $4.3 billion,  in the year ended December 31, 2016 when compared to 2015, driven by $4.8 billion in cash received upon the realignment of Dow Corning, a decrease of $120 million in capital expenditures and a decrease of $399 million in acquisition spending, partially offset by a decrease of $452 million in realized gains on our translated earnings contracts.

Net cash used in financing activities in the year ended December 31, 2016 increased $2.7 billion when compared to 2015, driven by an increase of $999 million in share repurchases, the repayment of $481 million of commercial paper outstanding in 2015 and the absence of cash received from the issuance of long-term debt in the amount of $745 million in the third quarter of 2015.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our largest single pension plan is Corning’s U.S. qualified plan.  At December 31, 2017, this plan accounted for 77% of our consolidated defined benefit pension plans’ projected benefit obligation and 85% of the related plans’ assets.

In 2017, we made no voluntary cash contributions to our domestic defined benefit pension plan and $29 million to our international pension plans.  In 2016, we made voluntary cash contributions of $73 million to our domestic defined benefit pension plan and $16 million to our international pension plans.  Although we are not subject to any mandatory contributions in 2018, we anticipate making voluntary cash contributions of $105 million to our U.S. qualified pension plan and up to $27 million to our international pension plans in 2018.

Refer to Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Restructuring

For the year ended December 31, 2017, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were approximately $4 million.

For the year ended December 31, 2016, we recorded charges of $77 million for employee related costs, asset disposals, and exit costs associated with some minor restructuring activities in all of the segments with total cash expenditures of approximately $12 million.

For the year ended December 31, 2015, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were approximately $40 million.

Refer to Note 2 (Restructuring, Impairment and Other Charges) to the Consolidated Financial Statements for additional information.

© 2018 Corning Incorporated. All Rights Reserved

Index

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	December 31,
	2017	2016

Working capital	$5,618	$6,297
Current ratio	2.8:1	3.3:1
Trade accounts receivable, net of allowances	$1,807	$1,481
Days sales outstanding	62	54
Inventories	$1,712	$1,471
Inventory turns	3.7	3.8
Days payable outstanding (1)	51	45
Long-term debt	$4,749	$3,646
Total debt to total capital	25%	18%

(1)	Includes trade payables only.

Credit Ratings

As of February 15, 2018, our credit ratings were as follows:

RATING AGENCY	Rating long-term debt	Outlook last update

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity

We ended the fourth quarter of 2017 with approximately $4.3 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted.  We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. At December 31, 2017, approximately 79% of the consolidated amount was held outside of the United States.  In January 2018, the Company distributed approximately $2 billion from two of its foreign subsidiaries to the U.S. parent of those subsidiaries.  There are no incremental taxes beyond the toll charge due with respect to this distribution of cash.

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

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes.  In the third quarter of 2016, Corning’s Board of Directors approved an increase to the allowable maximum aggregate principal amount outstanding at any time from $1 billion to $2 billion.  Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  Corning did not have outstanding commercial paper at December 31, 2017.

Share Repurchases

During 2015, Corning repurchased 167 million shares for approximately $3.25 billion through an accelerated share repurchase agreement and open market repurchases as part of a repurchase program authorized by Corning’s Board of Directors in December 2014  (the “December 2014 Repurchase Program”) and repurchase programs authorized by Corning’s Board of Directors in July 2015 and October 2015 (the “2015 Repurchase Programs”).

© 2018 Corning Incorporated. All Rights Reserved

Index

During 2016, Corning repurchased 197.1 million shares for approximately $4.2 billion through an accelerated share repurchase agreement and open market repurchases as part of the 2015 Repurchase Programs. In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).

During 2017, Corning repurchased 84.4 million shares for approximately $2.4 billion through accelerated share repurchase agreements and open market repurchases under the 2016 Repurchase Program.

Refer to Note 17  (Shareholders’ Equity) to the Consolidated Financial Statements for additional information.

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

Our major source of funding for 2017 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, acquisitions, the asbestos litigation, capital expenditures, scheduled debt repayments, dividend payments and share repurchase programs.

Corning also has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At December 31, 2017, our leverage using this measure was 25% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of December 31, 2017, we were in compliance with all such provisions.

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

Translated Earnings Contracts

In the second quarter of 2013 and continuing throughout 2015, Corning entered into a series of zero cost average rate collars and average rate forwards to hedge the translation impact of Japanese yen on Corning’s projected 2015, 2016 and 2017 net income.  Additionally, Corning extended its foreign exchange hedging program to hedge a significant portion of its projected yen exposure for the period 2018 through 2022, with average rate forwards, collars and puts.  In the years ended December 31, 2017 and 2016, we recorded pre-tax net losses of $201 million and $459 million,  and in the year ended December 31, 2015, we recorded a pre-tax net gain of $113 million related to changes in the fair value of these instruments.  Included in these amounts are realized gains of $268 million, $207 million and  $686 million, respectively.  The gross notional value outstanding for these instruments which hedge our exposure to the Japanese yen at December 31, 2017, 2016 and 2015 was $13 billion, $14.9 billion and $8.3 billion, respectively.

© 2018 Corning Incorporated. All Rights Reserved

Index

We have entered into zero-cost collars and average rate forwards to hedge our translation exposure resulting from movements in the South Korean won and its impact on our net income.  In the years ended December 31, 2017 and 2016, we recorded pre-tax net gains of $95 million and $7 million, respectively, and the year ended December 31, 2015, we recorded a pre-tax net loss of $36 million related to changes in the fair value of these instruments.  Included in these amounts are realized losses of $1 million, $7 million and $33 million, respectively.  These instruments had a gross notional value outstanding at December 31, 2017, 2016 and 2015 of $0.8 billion, $1.2 billion and $3.3 billion, respectively.

We have entered into a portfolio of zero-cost collars and average rate forwards to hedge against our euro translation exposure.  In the fourth quarter of 2016, the zero-cost collars expired.  In the year ended December 31 2017 we recorded a net pre-tax loss of $40 million, and in the years ended December 31, 2016 and 2015, we recorded net pre-tax gains of $15 million and $3 million, respectively.  At December 31, 2017, 2016 and 2015, the euro-denominated average rate instruments had a gross notional amount of $0.3 billion.

In 2016, we entered into a portfolio of average rate forwards to hedge against our translation exposure resulting from movements in the Chinese yuan.  In the year ended December 31 2017, we recorded a net pre-tax gain of $27 million, and in the year ended December 31, 2016, we recorded a  net pre-tax loss of $11 million related to changes in the fair value of these instruments.  At December 31, 2017 and 2016, the yuan-denominated average rate forwards had a gross notional amount of $0.2 billion and $0.3 billion, respectively.

These derivative instruments are not designated as accounting hedges, and changes in their fair value are recorded in earnings in the translated earnings contract (loss) gain, net line of the Consolidated Statements of (Loss) Income.

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

Corning has identified ten entities that qualify as a variable interest entity.  These entities are not considered to be significant to Corning’s consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

© 2018 Corning Incorporated. All Rights Reserved

Index

Contractual Obligations

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$198	$88	$3	$1	$106
Stand-by letters of credit (1)	75	62	9		4
Credit facility to equity company	10	10
Subtotal of commitment expirations per period	$283	$160	$12	$1	$110

Purchase obligations (2)	$265	$142	$72	$21	$30
Capital expenditure obligations (3)	583	583
Total debt (4)	4,749	375	550	437	3,387
Interest on long-term debt (5)	3,437	195	359	314	2,569
Capital leases and financing obligations	406	4	9	11	382
Imputed interest on capital leases and financing obligations	233	19	40	39	135
Minimum rental commitments	563	74	122	91	276
Amended PCC Plan	220	35	85	100
Uncertain tax positions (6)	54
Subtotal of contractual obligation payments due by period (6)	$10,510	$1,427	$1,237	$1,013	$6,779
Total commitments and contingencies (6)	$10,793	$1,587	$1,249	$1,014	$6,889

(1)	At December 31, 2017, $39 million of the $75 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.
(3)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(4)	Total debt above is stated at maturity value, and excludes interest rate swap gains/losses and bond discounts.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2017, $54 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when any of that amount will become payable.

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2017 and December 31, 2016, Corning had accrued approximately $38 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2018 Corning Incorporated. All Rights Reserved

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

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Our assessment is performed at the reportable segment level.  For the majority of our reportable segments, we concluded that locations or businesses within these segments which share production along the supply chain must be combined in order to appropriately identify cash flows that are largely independent of the cash flows of other assets and liabilities.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

At December 31, 2017 and December 31, 2016, the carrying value of precious metals was higher than the fair market value by $711 million and $890 million, respectively.  The majority of these precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

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

Corning adopted ASU 2017-04, Intangibles – Goodwill and Other, on January 1, 2017, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

Corning has recorded goodwill in the Display Technologies, Optical Communications, Specialty Materials, Life Sciences and All Other operating segments.  On a quarterly basis, or if an event occurs or circumstances change that indicate the carrying amount may be impaired, management performs a qualitative assessment of factors in each reporting unit within these operating segments to determine if there have been any triggering events.  We also perform a detailed quantitative impairment test every three years if no indicators suggest a test should be performed in the interim.  We use this calculation as quantitative validation of the qualitative process; this process does not represent an election to perform the quantitative impairment test in place of the qualitative review.

The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:

•	Macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets;
•	Market capital in relation to book value;
•	Industry and market considerations, such as a deterioration in the environment in which an entity operates, material loss in market share and significant declines in product pricing;
•	Cost factors, such as an increase in raw materials, labor or other costs;
•	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue;
•	Other relevant entity-specific events, such as material changes in management or key personnel; and
•	Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets including acquisitions and dispositions.

The examples noted above are not all-inclusive, and the Company will consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the quantitative goodwill impairment test.

Our goodwill recoverability assessment is based on our annual strategic planning process.  This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows.  Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.  Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.    If the fair value is less than the carrying value, a loss is recorded to reflect the difference between the fair value and carrying value.

Display Technologies

Goodwill for the Display Technologies segment is tested at the reporting unit level, which is also the operating segment level consisting of two components.  For the purposes of the annual goodwill impairment assessment, we have aggregated these two components into one reporting unit based upon their similar economic characteristics.  On a quarterly basis in 2017, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Display Technologies reporting unit’s fair value is less than its carrying amount.

© 2018 Corning Incorporated. All Rights Reserved

Index

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

Optical Communications

Goodwill for the Optical Communications segment is tested at the reporting unit level, which is also the operating segment level consisting of two components.  For the purposes of the annual goodwill impairment assessment, we have aggregated these two components into one reporting unit based upon their similar economic characteristics.  On a quarterly basis in 2017, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Optical Communications reporting unit’s fair value is less than its carrying amount.

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

Specialty Materials

Goodwill for the Specialty Materials segment is tested at the reporting unit level, which is one level below an operating segment, as the goodwill is the result of transactions associated with a certain business within this operating segment.  On a quarterly basis in 2017, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Specialty Materials reporting unit’s fair value is less than its carrying amount.

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

Life Sciences

Goodwill for the Life Sciences segment is tested at the reporting unit level, which is also the operating segment level.  On a quarterly basis in 2017, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the Life Sciences reporting unit’s fair value is less than its carrying amount.

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

All Other

All Other segment is comprised of various operating segments and corporate investments that do not meet the quantitative threshold for separate reporting.  Goodwill for the All Other segment is tested at the reporting unit level, which is also the operating segment level.  For the purposes of the annual goodwill impairment assessment, we have identified two reporting units in this segment that require an assessment of their goodwill.  On a quarterly basis in 2017, management performed a qualitative assessment of factors and determined there had not been any triggering events which would indicate that the reporting units’ fair value is less than the carrying amount.

In addition to assessing qualitative factors each quarter, we performed a quantitative goodwill recoverability tests in 2015.  A discount rate of 7.4% and a growth rate of 3% were used in 2015.  The results of our impairment test indicated that the book value of one of the reporting units exceeded its fair value by 80%.  We determined a range of discount rates between 5.4% and 9.4% and growth rates between 0% and 3% would not have affected our conclusion.  Corning concluded that a Step 2 analysis was required to measure the impairment loss for this reporting unit.

© 2018 Corning Incorporated. All Rights Reserved

Index

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

Corning accounts for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, which requires that companies only record tax benefits for technical positions that are believed to have a greater than 50% likelihood of being sustained on their technical merits and then only to the extent of the amount of tax benefit that is greater than 50% likely of being realized upon settlement.  In estimating these amounts, we must exercise judgment around factors such as the weighting of the tax law in our favor, the willingness of a tax authority to aggressively pursue a particular position, or alternatively, consider a negotiated compromise, and our willingness to dispute a tax authorities assertion to the level of appeal we believe is required to sustain our position.  As a result, it is possible that our estimate of the benefits we will realize for uncertain tax positions may change when we become aware of new information affecting these judgments and estimates.

At December 31, 2017, Corning has not completed its accounting for the tax effects of the enactment of the 2017 Tax Act.  Pursuant to SAB 118, the Company has made a reasonable estimate of the effects on its U.S. deferred tax balances, the one-time toll charge and the impact on its state valuation allowances.  In addition, Corning has not made sufficient progress on estimating the impact of tax reform on its assertion regarding its indefinitely reinvested foreign earnings so the Company will continue to follow its historic position while it continues to analyze this issue.  In addition, Corning’s accounting for the impact of the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act is incomplete and, as a result, it has not yet elected a policy to account for the GILTI provisions.

The initial accounting is incomplete as we need additional time and information to analyze all aspects of the newly enacted law and how it impacts our worldwide operations.  The additional information that needs to be obtained, prepared or analyzed in order to complete the accounting requirements includes receiving further guidance from the tax authorities; additional time to prepare basis calculations; post enactment impacts and further time to validate of our assumptions.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

The equity in earnings line on our income statement for the year ended December 31, 2016 reflects the equity earnings from the silicones and polysilicones (Hemlock Semiconductor) businesses of Dow Corning from January 1, 2016 through May 31, 2016, the closing date of the Transaction Agreement, and seven months of equity earnings from Hemlock Semiconductor Group.  Prior to the realignment of Dow Corning, equity earnings from the Hemlock Semiconductor business were reported on the equity in earnings line in Corning’s income statement, net of Dow Corning’s 35% U.S. tax.  Additionally, Corning reported its tax on equity earnings from Dow Corning on the tax provision line on its income statement at a U.S. tax provision rate of 7%.  As part of the realignment, Hemlock Semiconductor Group was converted to a partnership.  Each of the partners is responsible for the taxes on their portion of equity earnings.  Therefore, post-realignment, Hemlock Semiconductor Group’s equity earnings is reported before tax on the equity in earnings line and Corning’s tax is reported on the tax provision line.

At December 31, 2017 and 2016, the carrying value of our equity method investment assets was $280 million and $269 million, respectively.  In addition, we also have an equity investment (HSG) with a negative carrying value of $105 million.  The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.    We review our equity method investments for indicators of impairment on a periodic basis or if events or circumstances change to indicate the carrying amount may be other-than-temporarily impaired.  When such indicators are present, we then perform an in-depth review for impairment.  An impairment assessment requires the exercise of judgment related to key assumptions such as forecasted revenue and profitability, forecasted tax rates, foreign currency exchange rate movements, terminal value assumptions, historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  As of December 31, 2017 and 2016, we have not identified any instances where the carrying values of our equity method investments were not recoverable.

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

Derivative assets and liabilities may include interest rate swaps and forward exchange contracts that are measured using observable quoted prices for similar assets and liabilities.  Included in our forward exchange contracts are foreign currency hedges that hedge our translation exposure resulting from movements in the Japanese yen, South Korean won, euro, New Taiwan dollar and Chinese yuan.  These contracts are not designated as accounting hedges, and changes in their fair value are recorded in earnings in the translated earnings contract (loss) gain, net line of the Consolidated Statements of (Loss) Income.  In arriving at the fair value of Corning’s derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction.  Amounts related to credit risk are not material.

Refer to Note 16 (Fair Value Measurements) to the Consolidated Financial Statements for additional information.

Probability of litigation outcomes

We are required to make judgments about future events that are inherently uncertain.  In making determinations of likely outcomes of litigation matters, we consider the evaluation of legal counsel knowledgeable about each matter, case law, and other case-specific issues.  See Part II – Item 3. Legal Proceedings for a discussion of Corning’s material litigation matters.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

© 2018 Corning Incorporated. All Rights Reserved

Index

The following table presents our actual and expected return on assets, as well as the corresponding percentage, for the years ended 2017,  2016 and 2015:

	December 31,
(In millions)	2017	2016	2015
Actual return on plan assets – Domestic plans	$393	$235	$(111)
Expected return on plan assets – Domestic plans	163	153	166
Actual return on plan assets – International plans	18	75	3
Expected return on plan assets – International plans	11	12	12

	December 31,
	2017	2016	2015
Weighted-average actual and expected return on assets:
Actual return on plan assets – Domestic plans	14.92%	9.62%	(4.23)%
Expected return on plan assets – Domestic plans	6.00%	6.00%	6.00%
Actual return on plan assets – International plans	3.93%	19.06%	0.59%
Expected return on plan assets – International plans	3.97%	3.92%	2.97%

As of December 31, 2017, the Projected Benefit Obligation (PBO) for U.S. pension plans was $3,519 million.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in assumption	Effect on 2018 pre-tax pension expense	Effect on December 31, 2017 PBO

25 basis point decrease in each spot rate	- 2 million	+ 102 million
25 basis point increase in each spot rate	+ 2 million	- 97 million
25 basis point decrease in expected return on assets	+ 7 million
25 basis point increase in expected return on assets	- 7 million

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.  These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2017, a 25 basis point decrease in each spot rate would decrease stockholders’ equity by $128 million before tax, and a 25 basis point increase in each spot rate would increase stockholders’ equity by $123 million.  In addition, the impact of greater than a 25 basis point decrease in each spot rate would not be proportional to the first 25 basis point decrease in each spot rate.

The following table illustrates the sensitivity to a change in each spot rate assumption related to Corning’s U.S. OPEB plans:

Change in assumption	Effect on 2018 pre-tax OPEB expense	Effect on December 31, 2017 APBO*

25 basis point decrease in each spot rate	+ 1 million	+ 26 million
25 basis point increase in each spot rate	- 0 million	- 25 million

*       Accumulated Postretirement Benefit Obligation (APBO).

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

© 2018 Corning Incorporated. All Rights Reserved

Index

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned.  In certain instances, revenue recognition is based on estimates of fair value of deliverables as well as estimates of product returns, allowances, discounts, and other factors.  These estimates are supported by historical data.  Corning also has contractual arrangements with certain customers in which we recognize revenue on a completed contract basis.  Revenues under the completed-contract method are recognized upon substantial completion, defined as acceptance by the customer and compliance with performance specifications as agreed upon in the contract, which in certain instances requires estimates and judgments in determining the timing of substantial completion of the contract.  While management believes that the estimates used are appropriate, differences in actual experience or changes in estimates may affect Corning’s future results.

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

© 2018 Corning Incorporated. All Rights Reserved

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

-	loss of significant customers;
-	changes in tax laws and regulations including the 2017 Tax Act;
-	the impacts of audits by taxing authorities;
-	the potential impact of legislation, government regulations, and other government action and investigations; and
-	other risks detailed in Corning’s SEC filings.

© 2018 Corning Incorporated. All Rights Reserved

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

Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers.  We also use OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.  A significant portion of the Company’s non-U.S. revenues are denominated in Japanese yen.  When these revenues are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements in the Japanese yen.  To protect translated earnings against movements in the Japanese yen, the Company has entered into a series of average rate forwards and other derivative instruments.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk.  Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates.  At December 31, 2017, with respect to open foreign exchange forward and option contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $1.4 billion compared to $1.6 billion at December 31, 2016.  Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $1,266 million compared to $1,458 million at December 31, 2016.  Specific to the South Korean won, a 10% adverse movement in quoted South Korean won exchange rates could result in a loss in fair value of these instruments of $88 million compared to $79 million at December 31, 2016.  The Company expects that these hypothetical losses from a 10% adverse movement in quoted foreign currency exchange rates on the derivative financial instruments should largely offset gains and losses on the assets, liabilities and future transactions being hedged.

Because we derive approximately 69% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen, South Korean won, and euro.  As an example of the impact that changes in foreign currency exchange rates could have on our financial results, we compare 2017 actual sales in yen, won and euro transaction currencies at an average currency exchange rate during the year to a 10% change in the currency exchange rate.  A plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2017 net sales of approximately $300 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2017 net sales of approximately $6 million and $96 million, respectively.  We estimate that a plus or minus 10% movement in the U.S. dollar – Japanese yen exchange rate would result in a change to 2017 net income attributable to Corning Incorporated of approximately $187 million.  A plus or minus 10% movement in the U.S. dollar – South Korean won and U.S. dollar – euro exchange rates would result in a change to 2017 net income attributable to Corning Incorporated of approximately $63 million and $5 million, respectively.

Interest Rate Risk Management

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment of internal control over financial reporting includes controls over recognition of equity earnings and equity investments by Corning.  Internal control over financial reporting for Hemlock Semiconductor Group is the responsibility of its management.    Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of Corning’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

© 2018 Corning Incorporated. All Rights Reserved

Index

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

Item 9B.  Other Information

None.

© 2018 Corning Incorporated. All Rights Reserved

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors-Committees” in our Definitive Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 26, 2018, are incorporated by reference in this Annual Report on Form 10-K.  Information regarding executive officers is presented in Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics

Our Board of Directors adopted (i) the Code of Ethics for the Chief Executive Officer and Financial Executives (Code of Ethics) and (ii) the Code of Conduct for Directors and Executive Officers, which supplement our Code of Conduct that governs all employees and directors.  These Codes have been in existence for more than ten years.  The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial executives.  During 2017, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  A copy of the Code of Ethics is available on our website at http://www.corning.com/worldwide/en/about-us/investor-relations/codes-of-conduct-ethics.html.  We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Corporate Secretary, Corning Incorporated, Corning, NY  14831.  We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The sections entitled “Compensation Discussion and Analysis” and “Director Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2018, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections entitled “Beneficial Ownership of Directors and Officers” and “Beneficial Ownership of Corning’s Largest Shareholders” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2018, are incorporated by reference in this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table shows the total number of outstanding stock options and shares available for other future issuances of options under our existing equity compensation plans as of December 31, 2017, including the 2010 Equity Plan for Non-Employee Directors and 2012 Long-Term Incentive Plan:

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	23,066,982	$14.61	65,280,083
Equity compensation plans not approved by security holders
Total	23,066,982	$14.61	65,280,083

(1)Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

© 2018 Corning Incorporated. All Rights Reserved

Index

Item 13.  Certain Relationships and Related Transactions and Director Independence

The sections entitled “Policy on Transactions with Related Persons”, “Director Independence” and “Corporate Governance and the Board of Directors-Committees” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2018, are incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The sections entitled “Fees Paid to Independent Registered Public Accounting Firm” and “Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2018, are incorporated by reference in this Annual Report on Form 10-K.

In April 2017, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report.  The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

© 2018 Corning Incorporated. All Rights Reserved

Index

PART IV

Item 15.  Exhibits, Financial Statement Schedules

0
(a)	Documents filed as part of this report:
			Page
	1.	Financial statements	76
	2.	Financial statement schedule:
		(i) Valuation accounts and reserves	131
		See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

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

2.2

Transaction Agreement, dated December 10, 2015, by and between Corning Incorporated, The Dow Chemical Company, Dow Corning Corporation and HS Upstate Inc. (Incorporated by reference to Exhibit 1.1 of Corning’s Form 8-K filed on December 11, 2015).

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

3 (i)(1)

Certificate of Amendment to the Restated Certificate of Incorporation dated January 14, 2014, filed with the Secretary of State of the State of New York on January 14, 2014 (Incorporated by reference to Exhibit 3.1 of Corning’s Form 8-K filed on January 15, 2014).

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

4.2

Form of certificate for shares of the common stock (Incorporated by reference to Exhibit 4.4 to Corning’s registration statement on Form S-8 dated May 7, 2010 (Registration Statement No. 333-166642)).  The terms of the Company’s Fixed Rate Cumulative Convertible Preferred Stock, Series A are reflected in the Certificate of Amendment to the Restated Certificate of Incorporation dated January 14, 2014, filed with the Secretary of State of the State of New York on January 14, 2014 and included as Exhibit 3(i)(1) hereto.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

10.4

Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following individuals:  James P. Clappin, Lawrence D. McRae and David L. Morse (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed May 4, 2004).

10.5

Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following individuals:  James P. Clappin, Lawrence D. McRae and David L. Morse (Incorporated by reference to Exhibit 10.4 of Corning’s Form 10-Q filed May 4, 2004).

10.6

Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following individuals:  James P. Clappin, Lawrence D. McRae and David L. Morse (Incorporated by reference to Exhibit 10.5 of Corning’s Form 10-Q filed May 4, 2004).

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

© 2018 Corning Incorporated. All Rights Reserved

Index

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

10.48	2010 Variable Compensation Plan (Incorporated by reference to Appendix A of Corning’s Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.49	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).

10.50	Amendment No. 2 to Corning Incorporated Supplemental Pension Plan dated December 18, 2008 (Incorporated by reference to Exhibit 10.66 of Corning’s Form 10-K filed February 10, 2011).

10.51

Form of Corning Incorporated Incentive Stock Right Agreement for Time-Based Incentive Stock Rights, effective January 3, 2011 (Incorporated by reference to Exhibit 10.67 of Corning’s Form 10-K filed February 10, 2011).

10.52	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 3, 2011 (Incorporated by reference to Exhibit 10.68 of Corning’s Form 10-K filed February 10, 2011).

10.53	Amendment No. 2 to Deferred Compensation Plan for Directors dated February 1, 2012 (Incorporated by reference to Exhibit 10.62 of Corning’s Form 10-K filed February 13, 2012).

10.54	Amendment No. 3 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2008 (Incorporated by reference to Exhibit 10.59 of Corning’s Form 10-K filed February 13, 2013).

10.55	2012 Long-Term Incentive Plan (Incorporated by reference to Appendix A of Corning Proxy Statement, Definitive 14A filed March 13, 2012, for April 26, 2012 Annual Meeting of Shareholders).

10.56	Amendment No. 3 to Deferred Compensation Plan for Directors dated December 28, 2012 (Incorporated by reference to Exhibit 10.61 of Corning’s Form 10-K filed February 13, 2013).

10.57	Amendment No. 4 to Corning Incorporated Executive Supplemental Pension Plan effective December 31, 2012 (Incorporated by reference to Exhibit 10.62 of Corning’s Form 10-K filed February 13, 2013).

10.58

Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2014 (Incorporated by reference to Exhibit 10.69 to Corning’s Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014).

© 2018 Corning Incorporated. All Rights Reserved

Index

10.59	Amendment No. 4 to Deferred Compensation Plan for Directors dated September 30, 2014 (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed on October 29, 2014).

10.60

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

10.61	2014 Variable Compensation Plan (Incorporated by reference to Appendix B of Corning’s Proxy Statement, Definitive 14A filed March 13, 2014 for the April 29, 2014 Annual Meeting of Shareholders).

10.62	Form of Corning Incorporated Incentive Stock Rights Agreement, effective January 1, 2015 (Incorporated by reference to Exhibit 10.64 of Corning’s Form 10-K filed February 13, 2015).

10.63	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2015 (Incorporated by reference to Exhibit 10.65 of Corning’s Form 10-K filed February 13, 2015).

10.64

Form of Officer Severance Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 30, 2015).

10.65

Form of Change in Control Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Martin J. Curran; Eric S. Musser; Christine M. Pambianchi; and R. Tony Tripeny (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 30, 2015).

10.66

Master Confirmation – Uncollared Accelerated Share Repurchase, dated October 28, 2015 by and between Morgan Stanley & Co. LLC and Corning Incorporated (Incorporated by reference to Exhibit 10.67 of Corning’s Form 10-K filed February 12, 2016).

10.67

Tax Matters Agreement, dated December 10, 2015, by and between Corning Incorporated, The Dow Chemical Company, Dow Corning Corporation and HS Upstate Inc. (Incorporated by reference to Exhibit 1.2 of Corning’s Form 8-K filed on December 11, 2015).

10.68	Form of Corning Incorporated Incentive Stock Rights Agreement, effective January 1, 2016 (Incorporated by reference to Exhibit 10.69 of Corning’s Form 10-K filed February 12, 2016).

10.69	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2016 (Incorporated by reference to Exhibit 10.70 of Corning’s Form 10-K filed February 12, 2016).

10.70	Master Confirmation – Uncollared Accelerated Share Repurchase (Incorporated by reference to Exhibit 10.1 to Corning’s Form 10-Q filed on October 27, 2016).

10.71	Form of Corning Incorporated Incentive Stock Rights Agreement for Employees, effective January 1, 2017 (Incorporated by reference to Exhibit 10.71 of Corning’s Form 10-K filed February 6, 2017).

10.72	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2017 (Incorporated by reference to Exhibit 10.72 of Corning’s Form 10-K filed February 6, 2017).

10.73

Form of Corning Incorporated Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors (for grants made under the 2012 Equity Plan for Non-Employee Directors), effective January 1, 2017 (Incorporated by reference to Exhibit 10.73 of Corning’s Form 10-K filed February 6, 2017).

10.74	Form of Corning Incorporated Incentive Stock Rights Agreement for Employees, effective January 1, 2018.

10.75	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2018.

12	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

© 2018 Corning Incorporated. All Rights Reserved

Index

14

Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2017.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

Item 16. Form 10-K Summary.

None.

© 2018 Corning Incorporated. All Rights Reserved

Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

Date: February 15, 2018	By:	/s/ Wendell P. Weeks
Wendell P. Weeks
Chairman of the Board of Directors,
Chief Executive Officer, President and Director

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Tony Tripeny, Lewis A. Steverson and Edward A. Schlesinger, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the fifteenth day of February, 2018.

Signature	Capacity

/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer, President and Director
Wendell P. Weeks	(Principal Executive Officer)

/s/ R. Tony Tripeny	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
R. Tony Tripeny

/s/ Edward A. Schlesinger	Vice President – Corporate Controller (Principal Accounting Officer)
Edward A. Schlesinger

/s/ Donald W. Blair	Director
Donald W. Blair

/s/ Stephanie A. Burns	Director
Stephanie A. Burns

/s/ John A. Canning, Jr.	Director
John A. Canning, Jr.

/s/ Richard T. Clark	Director
Richard T. Clark

/s/ Robert F. Cummings, Jr.	Director
Robert F. Cummings, Jr.

© 2018 Corning Incorporated. All Rights Reserved

Index

Signature	Capacity

/s/ Deborah A. Henretta	Director
Deborah A. Henretta

/s/Daniel P. Huttenlocher	Director
Daniel P. Huttenlocher

/s/ Kurt M. Landgraf	Director
Kurt M. Landgraf

/s/ Kevin J. Martin	Director
Kevin J. Martin

/s/ Deborah D. Rieman	Director
Deborah D. Rieman

/s/ Hansel E. Tookes II	Director
Hansel E. Tookes II

/s/ Mark S. Wrighton	Director
Mark S. Wrighton

© 2018 Corning Incorporated. All Rights Reserved

Index

Corning Incorporated

2017 Annual Report

© 2018 Corning Incorporated. All Rights Reserved

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corning Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of (loss) income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation accounts and reserves for each of the three years in the period ended December 31, 2017 appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016,  and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 14, 2018

We have served as the Company’s auditor since 1944.

© 2018 Corning Incorporated. All Rights Reserved

Index

Consolidated Statements of (Loss) Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2017	2016	2015

Net sales	$10,116	$9,390	$9,111
Cost of sales	6,084	5,644	5,458

Gross margin	4,032	3,746	3,653

Operating expenses:
Selling, general and administrative expenses	1,467	1,472	1,508
Research, development and engineering expenses	860	742	769
Amortization of purchased intangibles	75	64	54
Restructuring, impairment and other charges (Note 2)		77

Operating income	1,630	1,391	1,322

Equity in earnings of affiliated companies (Note 7)	361	284	299
Interest income	45	32	21
Interest expense	(155)	(159)	(140)
Translated earnings contract (loss) gain, net	(121)	(448)	80
Gain on realignment of equity investment		2,676
Other expense, net	(103)	(84)	(96)

Income before income taxes	1,657	3,692	1,486
(Provision) benefit for income taxes (Note 6)	(2,154)	3	(147)

Net (loss) income attributable to Corning Incorporated	$(497)	$3,695	$1,339

(Loss) earnings per common share attributable to Corning Incorporated:
Basic (Note 18)	$(0.66)	$3.53	$1.02
Diluted (Note 18)	$(0.66)	$3.23	$1.00

Dividends declared per common share (1)	$0.62	$0.54	$0.36

(1)	The first quarter 2015 dividend was declared on December 3, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved

Index

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2017	2016	2015

Net (loss) income attributable to Corning Incorporated	$(497)	$3,695	$1,339

Foreign currency translation adjustments and other	746	(104)	(590)
Net unrealized gains (losses) on investments	14	(3)	1
Unamortized gains (losses) and prior service credits (costs) for
postretirement benefit plans	30	241	121
Net unrealized gains (losses) on designated hedges	44	1	(36)
Other comprehensive income (loss), net of tax (Note 17)	834	135	(504)

Comprehensive income attributable to Corning Incorporated	$337	$3,830	$835

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved

Index

heets
Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2017	2016

Assets

Current assets:
Cash and cash equivalents	$4,317	$5,291
Trade accounts receivable, net of doubtful accounts and allowances - $60 and $59	1,807	1,481
Inventories, net of inventory reserves - $169 and $151 (Note 5)	1,712	1,471
Other current assets (Note 11 and 15)	991	805
Total current assets	8,827	9,048

Investments (Note 7)	340	336
Property, plant and equipment, net of accumulated depreciation - $10,809 and $9,884 (Note 9)	14,017	12,546
Goodwill, net (Note 10)	1,694	1,577
Other intangible assets, net (Note 10)	869	796
Deferred income taxes (Note 6)	813	2,325
Other assets (Note 11 and 15)	934	1,271

Total Assets	$27,494	$27,899

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 12)	$379	$256
Accounts payable	1,439	1,079
Other accrued liabilities (Note 11 and 14)	1,391	1,416
Total current liabilities	3,209	2,751

Long-term debt (Note 12)	4,749	3,646
Postretirement benefits other than pensions (Note 13)	749	737
Other liabilities (Note 11 and 14)	3,017	2,805
Total liabilities	11,724	9,939

Commitments and contingencies (Note 14)
Shareholders’ equity (Note 17):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,708 million and 1,691 million	854	846
Additional paid-in capital – common stock	14,089	13,695
Retained earnings	15,930	16,880
Treasury stock, at cost; shares held: 850 million and 765 million	(16,633)	(14,152)
Accumulated other comprehensive loss	(842)	(1,676)
Total Corning Incorporated shareholders’ equity	15,698	17,893
Noncontrolling interests	72	67
Total equity	15,770	17,960

Total Liabilities and Equity	$27,494	$27,899

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved

Index

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(497)	$3,695	$1,339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,083	1,131	1,130
Amortization of purchased intangibles	75	64	54
Restructuring, impairment and other charges		77
Equity in earnings of affiliated companies	(361)	(284)	(299)
Dividends received from affiliated companies	201	85	143
Deferred tax provision (benefit)	1,796	(308)	54
Customer incentives and deposits, net	100	185	197
Translated earnings contract loss (gain)	121	448	(80)
Unrealized translation losses on transactions	(339)	1	268
Gain on realignment of equity investment		(2,676)
Changes in certain working capital items:
Trade accounts receivable	(225)	(106)	162
Inventories	(170)	(68)	(77)
Other current assets	(172)	18	(57)
Accounts payable and other current liabilities	169	259	(126)
Other, net	223	16	121
Net cash provided by operating activities	2,004	2,537	2,829
Cash Flows from Investing Activities:
Capital expenditures	(1,804)	(1,130)	(1,250)
Acquisitions of businesses, net of cash paid	(171)	(333)	(732)
Proceeds from sale of a business	14		12
Cash received on realignment of equity investment		4,818
Proceeds from sale of assets to related party		42
Short-term investments – acquisitions		(20)	(969)
Short-term investments – liquidations	29	121	1,629
Realized gains on translated earnings contracts	270	201	653
Other, net	(48)	(37)	(28)
Net cash (used in) provided by investing activities	(1,710)	3,662	(685)
Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(252)	(85)	(12)
Proceeds from issuance of long-term debt	1,445		745
Proceeds from issuance of short-term debt, net			3
(Payments) proceeds from issuance of commercial paper		(481)	481
Payments from the settlement of interest rate swap agreements			(10)
Principal payments under capital lease obligations	(7)	(7)	(6)
Proceeds received for asset financing and related incentives, net		1	1
Payments of employee withholding tax on stock award	(16)	(16)	(20)
Proceeds from the exercise of stock options	309	138	102
Repurchases of common stock for treasury	(2,452)	(4,227)	(3,228)
Dividends paid	(651)	(645)	(679)
Net cash used in financing activities	(1,624)	(5,322)	(2,623)
Effect of exchange rates on cash	356	(86)	(330)
Net increase (decrease) in cash and cash equivalents	(974)	791	(809)
Cash and cash equivalents at beginning of year	5,291	4,500	5,309
Cash and cash equivalents at end of year	$4,317	$5,291	$4,500

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved

Index

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

			Additional			Accumulated	Total Corning
	Convertible		paid-in			other	Incorporated	Non-
	preferred	Common	capital	Retained	Treasury	comprehensive	shareholders’	controlling
(In millions)	stock	stock	common	earnings	stock	income (loss)	equity	interests	Total
Balance, December 31, 2014	$2,300	$836	$13,456	$13,021	$(6,727)	$(1,307)	$21,579	$73	$21,652

Net income				1,339			1,339	9	1,348
Other comprehensive loss						(504)	(504)	(1)	(505)
Purchase of common stock for
treasury			(250)		(2,978)		(3,228)		(3,228)
Shares issued to benefit plans
and for option exercises		4	146		(1)		149		149
Dividends on shares				(528)			(528)		(528)
Other, net					(19)		(19)	(6)	(25)
Balance, December 31, 2015	$2,300	$840	$13,352	$13,832	$(9,725)	$(1,811)	$18,788	$75	$18,863

Net income				3,695			3,695	10	3,705
Other comprehensive
income (loss)						135	135	(6)	129
Purchase of common stock for
treasury			165		(4,409)		(4,244)		(4,244)
Shares issued to benefit plans
and for option exercises		6	178		(2)		182		182
Dividends on shares				(647)			(647)		(647)
Other, net					(16)		(16)	(12)	(28)
Balance, December 31, 2016	$2,300	$846	$13,695	$16,880	$(14,152)	$(1,676)	$17,893	$67	$17,960

Net (loss) income				(497)			(497)	18	(479)
Other comprehensive
income (loss)						834	834	6	840
Purchase of common stock for
treasury			14		(2,462)		(2,448)		(2,448)
Shares issued to benefit plans
and for option exercises		8	349		(2)		355		355
Dividends on shares				(654)			(654)		(654)
Other, net (1)			31	201	(17)		215	(19)	196
Balance, December 31, 2017	$2,300	$854	$14,089	$15,930	$(16,633)	$(842)	$15,698	$72	$15,770

(1)	Adjustment to retained earnings includes the cumulative effect of the accounting change we recorded upon adoption of ASU 2016-09 in 2017.in the amount of $233 million.

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved

Index

Corning Incorporated and Subsidiary Companies

Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies

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

Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information.

© 2018 Corning Incorporated. All Rights Reserved

Index

1.Summary of Significant Accounting Policies (continued)

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

Research and Development Costs

Research and development costs are charged to expense as incurred.  Research and development costs totaled $689 million in 2017, $637 million in 2016 and $638 million in 2015.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors.  For most foreign operations, the local currencies are generally considered to be the functional currencies.  Corning’s most significant exception is our Taiwanese subsidiary, which uses the Japanese yen as its functional currency.  For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are included in income for the period in which the exchange rates changed.  We recorded foreign currency transaction gains of $20 million and $21 million for the years ended December 31, 2017 and 2016, respectively, and foreign currency transaction losses of $22 million for the year ended December 31, 2015.  These amounts were recorded in the line item Other expense, net in the Consolidated Statements of (Loss) Income.

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year.  Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.  The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature, which are recorded together with translation gains and losses in accumulated other comprehensive income (loss) in shareholders’ equity.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive income attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs.

© 2018 Corning Incorporated. All Rights Reserved

Index

1.Summary of Significant Accounting Policies (continued)

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

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2017	2016	2015
Non-cash transactions:
Accruals for capital expenditures	$584	$381	$298
Cash paid for interest and income taxes:
Interest (1)	$178	$184	$178
Income taxes, net of refunds received	$405	$293	$253

(1)

Included in this amount are approximately $36 million,  $23 million and $35 million of interest costs that were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2017, 2016 and 2015, respectively.

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

Environmental Liabilities

The Company accrues for its environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.  For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, current laws and regulations and prior remediation experience.  For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  Where no amount within a range of estimates is more likely to occur than another, the minimum amount is accrued.  When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded related to the insurance reimbursement when reimbursement is virtually certain.

The uncertain nature inherent in such remediation and the possibility that initial estimates may not reflect the final outcome could result in additional costs being recognized by the Company in future periods.

© 2018 Corning Incorporated. All Rights Reserved

Index

1.Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost.  Depreciation is based on estimated useful lives of properties using the straight-line method.  Except as described in Note 9 (Property, Plant and Equipment, Net of Accumulated Depreciation) to the Consolidated Financial Statements related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill relates to and is assigned directly to a specific reporting unit.  Reporting units are either operating segments or one level below the operating segment.  Impairment testing for goodwill is done at a reporting unit level.  Goodwill is reviewed for indicators of impairment quarterly or if an event occurs or circumstances change that indicate that the carrying amount may be impaired.  Corning also performs a detailed quantitative impairment test every three years if no indicators suggest a test should be performed in the interim.  We use this calculation as quantitative validation of the qualitative process; this process does not represent an election to perform the quantitative impairment test in place of the qualitative review.

The qualitative process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows.  If we are required to perform the quantitative impairment analysis, our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return.  Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  If the fair value is less than the carrying value, a loss is recorded to reflect the difference between the fair value and carrying value.

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party.  Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 50 years.

© 2018 Corning Incorporated. All Rights Reserved

Index

1.Summary of Significant Accounting Policies (continued)

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

The effective income tax rate reflects our assessment of the ultimate outcome of tax audits.  In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized.  Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when new information becomes available.  Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other accrued liabilities and other long-term liabilities on our consolidated balance sheets and in income tax expense in our Consolidated Statements of (Loss) Income.

Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized.

© 2018 Corning Incorporated. All Rights Reserved

Index

1.Summary of Significant Accounting Policies (continued)

At December 31, 2017, Corning has not completed its accounting for the tax effects of the enactment of the 2017 Tax Act.  Pursuant to SAB 118, the Company has made a reasonable estimate of the effects on its U.S. deferred tax balances, the one-time toll charge and the impact on its state valuation allowances.  In addition, Corning has not made sufficient progress on estimating the impact of tax reform on its assertion regarding its indefinitely reinvested foreign earnings so the Company will continue to follow its historic position while it continues to analyze this issue. In addition, Corning’s accounting for the impact of the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act is incomplete and, as a result, it has not yet elected a policy to account for the GILTI provisions.  The initial accounting is incomplete as we need additional time and information to analyze all aspects of the newly enacted law and how it impacts our worldwide operations.  The additional information that needs to be obtained, prepared or analyzed in order to complete the accounting requirements includes receiving further guidance from the tax authorities; additional time to prepare basis calculations; post enactment impacts and further time to validate of our assumptions.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

1.Summary of Significant Accounting Policies (continued)

All derivatives are recorded at fair value on the balance sheet.  Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are not recognized in current operating results but are recorded in accumulated other comprehensive income.  Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings.  This reclassification is recorded in the same line item of the Consolidated Statements of (Loss) Income as where the effects of the hedged item are recorded, typically sales, cost of sales or other (expense) income, net.  Changes in the fair value of derivatives not designated as hedging instruments are recorded in the Consolidated Statements of (Loss) Income in the Translated earnings contract (loss) gain, net and the Other expense, net lines.

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

One of Corning’s equity affiliates is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and will adopt the standard on January 1, 2019.  Preliminary analysis indicates that the impact of adoption will not have a material impact on Corning’s financial statements.

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

One of Corning’s equity affiliates is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and elected to adopt the standard on January 1, 2020.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and for interim periods within those fiscal years. We have determined that the impact of this standard will not be material.  We will adopt this standard in 2018.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs.  Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  That is, earlier adoption should be in the first interim period if an entity issues interim financial statements.  We have determined that the impact of this standard will not be material.  We will adopt this standard in 2018.

© 2018 Corning Incorporated. All Rights Reserved

Index

1.Summary of Significant Accounting Policies (continued)

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented.  In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines.  The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component.  ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted at the beginning of any annual period for which an entity’s financial statements have not been issued or made available for issuance.  We have determined that the impact of this standard will not be material.  We will adopt this standard in 2018.

2.Restructuring, Impairment and Other Charges

2017 Activity

For the year ended December 31, 2017, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were approximately $4 million.

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

2015 Activity

For the year ended December 31, 2015, we did not record significant restructuring, impairment and other charges or reversals.  Cash expenditures for restructuring activities were approximately $40 million.

Restructuring reserves as of December 31, 2017, 2016 and 2015 were not significant.

3.Available-for-Sale Investments

At December 31, 2016 and 2015, the Company held long-term investments of $29 million and $33 million, respectively.  The Company’s investments in available-for-sale securities were held at fair value with amortized cost of $32 million and $37 million at December 31, 2016 and 2015, respectively.

At December 31, 2017, Corning did not hold long-term investments or available-for-sale securities.

Proceeds from sales and maturities of short-term investments totaled $29 million,  $121 million and $1.6 billion in 2017, 2016 and 2015, respectively.

© 2018 Corning Incorporated. All Rights Reserved

Index

4.Significant Customers

For 2017,  no customers met or exceeded 10% of Corning’s consolidated net sales.  For 2016 and 2015, Corning’s sales to Samsung Display Co. Ltd., a customer of our Display Technologies and Specialty Materials segments, represented 11% of the Company’s consolidated net sales.

5.Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	December 31,
	2017	2016
Finished goods	$739	$606
Work in process	322	303
Raw materials and accessories	306	270
Supplies and packing materials	345	292
Total inventories, net of inventory reserves	$1,712	$1,471

6.Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2017	2016	2015

U.S. companies	$653	$2,658	$426
Non-U.S. companies	1,004	1,034	1,060
Income before income taxes	$1,657	$3,692	$1,486

The current and deferred amounts of the (provision) benefit for income taxes follow (in millions):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$(20)	$(1)	$(40)
State and municipal	(21)	(17)	(20)
Foreign	(317)	(287)	(33)
Deferred:
Federal	(1,617)	310	(144)
State and municipal	(109)	48	(30)
Foreign	(70)	(50)	120
(Provision) benefit for income taxes	$(2,154)	$3	$(147)

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

© 2018 Corning Incorporated. All Rights Reserved

Index

6.Income Taxes (continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for operations follows:

	Years ended December 31,
	2017	2016	2015
Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income tax (benefit), net of federal effect	0.8	(0.3)	0.1
Repatriation tax on accumulated previously untaxed foreign earnings	67.4
Remeasurement of deferred tax assets and liabilities	21.0
Rate difference on foreign earnings	(3.9)	(9.2)	(19.8)
Uncertain tax positions	0.6	(0.1)	4.3
Equity earnings impact	0.1	(0.4)	(5.4)
Valuation allowances	6.8	1.2	(4.2)
Realignment of Dow Corning interest		(28.2)
Other items, net	2.2	1.9	(0.1)
Effective income tax rate (benefit)	130.0%	(0.1)%	9.9%

Corning’s results for the year ending December 31, 2017 included a total $2.2 billion worldwide tax provision, inclusive of tax on normal operations and the impacts of the 2017 Tax Act.  Given the significant complexity of the 2017 Tax Act and anticipated future guidance from the U. S. Treasury, the Securities and Exchange Commission and the Financial Accounting Standards Board (“FASB”) related to the 2017 Tax Act, the Securities Exchange Commission has issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide registrants additional time to analyze and report the effects of tax reform during the “measurement period”.  Under SAB 118, the registrant is required to record those items where ASC 740 analysis is complete; include reasonable estimates and label them as provisional where ASC 740 analysis is incomplete; and if reasonable estimates cannot be made, record items under the previous tax law.  The measurement period ends on the date the entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740 and is not to exceed 1 year.

In addition to SAB 118, the FASB has issued some guidance regarding how to account for tax reform as well as a proposal to reclassify stranded tax costs from AOCI to retained earnings.  Furthermore, to date, the U.S. Treasury has issued Notice 2018-07 on December 29, 2017 and Notice 2018-13 on January 19, 2018 with additional guidance on how to compute the toll charges.

At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the 2017 Tax Act; however, we have made a reasonable estimate of the effects on our U.S. deferred tax balances, the one-time toll charge and the impact on our state valuation allowances.  We recognized provisional amounts which are included as a component of income tax expense from continuing operations.  The initial accounting is incomplete as we need additional time and information to analyze all aspects of the newly enacted law and how it impacts our worldwide operations.  The additional information that needs to be obtained, prepared or analyzed in order to complete the accounting requirements includes receiving further guidance from the tax authorities; additional time to prepare basis calculations; post-enactment impacts, and further time to validate our assumptions.

We re-measured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our deferred tax balances was $347 million.

The one-time toll charge is based on our unrepatriated earnings of certain foreign subsidiaries that were previously deferred.  This charge resulted in an additional provisional tax expense amount of $1.1 billion. We have not yet completed our calculation of the toll charge.  This amount may change when we finalize the calculation of unrepatriated earnings that were previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.  Settlement of the toll charge will occur almost entirely through the use of existing foreign tax credit carryovers.

© 2018 Corning Incorporated. All Rights Reserved

Index

6.Income Taxes (continued)

Corning has not made sufficient progress on estimating the impact of tax reform on its assertion regarding its indefinitely reinvested foreign earnings so the Company will continue to follow its historic position while it continues to analyze this item. As of December 31, 2017, Corning estimates that its unremitted foreign earnings were $16.9 billion.  While Corning is not changing its assertion at this time, the Company has distributed  approximately $2 billion in January 2018 from two of its foreign subsidiaries to the U.S. parent of those subsidiaries.  There are no incremental taxes beyond the toll charge due with respect to this distribution of cash.

Under its historic policy, Corning will continue to indefinitely reinvest substantially all of its foreign earnings, with the exception of an immaterial amount of current earnings that have very low or no tax cost associated with their repatriation.  Our current analysis indicates that we have sufficient U.S. liquidity, including borrowing capacity, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash.

Corning’s accounting for the impact of the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act is incomplete and, as a result, it has not yet elected a policy to account for the GILTI provisions.

We will continue to monitor for future guidance and to assess the impacts of the 2017 Tax Act.

Tax benefit associated with rate differences on foreign earnings is primarily the income of subsidiaries with lower statutory rates than the U.S. for 2017 and for 2016 and 2015 includes the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

During 2016, a realignment of Dow Corning interest took place.  Refer to Note 7 (Investments) of the Consolidated Financial Statements for additional detail.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2017	2016

Loss and tax credit carryforwards	$652	$1,465
Other assets	43	62
Asset impairments and restructuring reserves	94	154
Postretirement medical and life benefits	191	283
Other accrued liabilities		190
Other employee benefits	278	462
Gross deferred tax assets	1,258	2,616
Valuation allowance	(456)	(270)
Total deferred tax assets	802	2,346
Intangible and other assets	(101)	(104)
Other accrued liabilities	(94)
Fixed assets	(245)	(234)
Total deferred tax liabilities	(440)	(338)
Net deferred tax assets	$362	$2,008

© 2018 Corning Incorporated. All Rights Reserved

Index

6.Income Taxes (continued)

The net deferred tax assets are classified in our consolidated balance sheets as follows (in millions):

	December 31,
	2017	2016

Deferred tax assets	$813	$2,325
Deferred tax liabilities	(451)	(317)
Net deferred tax assets	$362	$2,008

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2017 follow (in millions):

		Expiration
	Amount	2017-2021	2022-2026	2027-2036	Indefinite

Net operating losses	$497	$137	$72	$45	$243
Tax credits	155		4	135	16
Totals as of December 31, 2017	$652	$137	$76	$180	$259

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized.  Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss and state tax net operating loss carryforwards, as well as other foreign net operating loss carryforwards, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire.  The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2017 and 2016 was $456 million and $270 million, respectively.

The 2017 Tax Act makes the following key changes to U.S. tax law which will potentially impact Corning’s deferred tax assets. Corporate alternative minimum tax (“AMT”) has been eliminated.  Taxpayers with AMT credit carryovers can use credits to offset regular tax liability for any tax year or such credits will be fully refundable by year 2022.  Corning has $28 million of AMT carryover.   Net operating losses (“NOL’s”)  generated prior to the 2017 Tax Act may still be carried back two years and forward 20 years.  Corning has $34 million of Federal NOL’s that are subject to these provisions.   The 2017 Tax Act limits and in some cases eliminates foreign tax credits.  Corning has $49 million of foreign tax credit carryforwards that may be subject to these restrictions.

In 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  As a result, cumulative tax benefits totaling $233 million were recorded as an adjustment to beginning retained earnings.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	2017	2016
Balance at January 1	$243	$253
Additions based on tax positions related to the current year	1	10
Additions for tax positions of prior years	13	4
Reductions for tax positions of prior years		(18)
Settlements and lapse of statute of limitations	(5)	(6)
Balance at December 31	$252	$243

Included in the balance at December 31, 2017 and 2016 are $97 million and $92 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense.  For the years ended December 31, 2017 and 2016 the amount recognized in interest expense is not material.  The amounts accrued at December 31, 2017 and 2016 for the payment of interest and penalties were also not material.

© 2018 Corning Incorporated. All Rights Reserved

Index

6.Income Taxes (continued)

It is possible that the amount of unrecognized tax benefits will change due to one or more of the following events during the next twelve months: audit activity, tax payments, or final decisions in matters that are the subject of controversy in various jurisdictions within which we operate.  The majority of the potential change relates to tax litigation in Korea as well as our ongoing U.S. tax audit.  We believe we have provided adequate contingent reserves for these matters.  However, if upon conclusion of these matters, the ultimate determination of taxes owed is for an amount materially different than our current reserves, our overall tax expense and effective tax rate could be materially impacted in the period of adjustment.

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

Our foreign subsidiaries file income tax returns in the countries in which they have operations.  Generally, these countries have statutes of limitations ranging from 3 to 7 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Japan (2009,  2015 onward), Taiwan (2015 onward) and South Korea (2015 onward).  Corning is currently appealing certain tax assessments resulting from audits performed by the South Korean tax authorities covering periods 2006 through 2015.  The Company is required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of these assessments.  Because we believe that it is more likely than not that we will prevail in the appeals process, we have recorded a non-current receivable of $319 million for the amount on deposit with the South Korean government.

7.Investments

Investments are comprised of the following (in millions):

	Ownership	December 31,
	interest	2017	2016

Affiliated companies accounted for by the equity method (1)	20% to 50%	$280	$269
Other investments		60	67
Subtotal Investment Assets		$340	$336

Affiliated companies accounted for by the equity method - HSG (1)(2)	50%	$105	$241
Subtotal Investment Liabilities		$105	$241

(1)	Amount reflects Corning’s direct ownership interests in the affiliated companies at December 31, 2017 and December 31, 2016. Corning does not control any of such entities.
(2)	HSG indirectly holds an 80.5% interest in a HSG operating partnership. The negative carrying value of the investment in HSG is recorded in Other Liabilities.

© 2018 Corning Incorporated. All Rights Reserved

Index

7.Investments (continued)

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2017	2016	2015

Statement of operations:
Net sales	$2,346	$4,024		$6,461
Gross profit	$560	$1,006		$1,606
Net income	$721	$565		$586
Corning’s equity in earnings of affiliated companies	$361	$284		$299

Related party transactions:
Corning sales to affiliated companies	$108	$95		$75
Corning purchases from affiliated companies	$12	$12		$19
Corning transfers of assets, at cost, to affiliated companies	$22	$44	$
Dividends received from affiliated companies	$201	$85		$143

	December 31,
	2017	2016
Balance sheet:
Current assets	$1,593	$1,522
Noncurrent assets	$1,999	$2,112
Short-term borrowings, including current portion of long-term debt	$3	$3
Other current liabilities	$700	$715
Long-term debt	$16	$23
Other long-term liabilities	$2,128	$2,523
Non-controlling interest	$313	$267

Related party transactions:
Balances due from affiliated companies	$47	$33

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

As of December 31, 2017 and 2016, the undistributed earnings of equity companies included in our retained earnings are not material.

HSG and Dow Corning

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

© 2018 Corning Incorporated. All Rights Reserved

Index

7.Investments (continued)

Corning’s financial statements as of December 31, 2016 include the positive impact of the release of a deferred tax liability of $105 million related to Corning’s tax on Dow Corning’s earnings that were not distributed as of the date of the transaction and a non-taxable gain of $2,676 million on the realignment.  Details of the gain are illustrated below (in millions):

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

Corning began reporting HSG equity earnings and dividends on June 1, 2016.  HSG information presented below is shown for the year ended December 31, 2017 and seven months ended December 31, 2016 (in millions):

	Years ended December 31,
	2017	2016

Statement of operations:
Net sales	$1,716	$1,119
Gross profit	$469	$361
Net income	$706	$421
Corning’s equity in earnings of affiliated companies	$352	$212

Related party transactions:
Dividends received from affiliated companies	$196	$65

	December 31,
	2017	2016
Balance sheet:
Current assets	$1,206	$1,130
Noncurrent assets	$1,522	$1,745
Short-term borrowings, including current portion of long-term debt	$3	$3
Other current liabilities	$484	$555
Long-term debt	$15	$17
Other long-term liabilities	$2,126	$2,518
Non-controlling interest	$313	$267

© 2018 Corning Incorporated. All Rights Reserved

Index

7.Investments (continued)

For the period ended December 31, 2016, Corning reported Dow Corning equity earnings and dividends through May 31, 2016, the transaction date.  Dow Corning information presented below is shown for the five months ended May 31, 2016 (in millions):

	Years ended December 31,
	2016	2015
Statement of operations:
Net sales	$2,215	$5,649
Gross profit (1)	$588	$1,472
Net income attributable to Dow Corning	$163	$563
Corning’s equity in earnings of Dow Corning	$82	$281

Related party transactions:
Corning purchases from Dow Corning	$7	$15
Dividends received from Dow Corning	$20	$143

(1)	Gross profit for the five months ended May 31, 2016 and the twelve months ended December 31, 2015 includes R&D costs of $100 million and $233 million, respectively.

8.Acquisitions

Years ended December 31, 2017 and 2016

There were no material acquisitions completed in 2017 or 2016.  See Note 10 (Goodwill and Other Intangible Assets) for further information on goodwill and intangibles acquired in 2017 and 2016.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

Acquisition-related costs of $11 million included in selling, general and administrative expense in the Consolidated Statements of (Loss) Income for the year ended December 31, 2015 included costs for legal, accounting, valuation and other professional services.  The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition.  Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Corning’s financial results.

© 2018 Corning Incorporated. All Rights Reserved

Index

9.Property, Plant and Equipment, Net of Accumulated Depreciation

Property, plant and equipment, net of accumulated depreciation follow (in millions):

	December 31,
	2017	2016
Land	$482	$435
Buildings	5,864	5,540
Equipment	16,648	14,973
Construction in progress	1,832	1,482
	24,826	22,430
Accumulated depreciation	(10,809)	(9,884)
Total	$14,017	$12,546

Approximately $36 million,  $23 million and $35 million of interest costs were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2017, 2016 and 2015, respectively.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At December 31, 2017 and 2016, the recorded value of precious metals totaled $3 billion in each period.  Depletion expense for precious metals in the years ended December 31, 2017, 2016 and 2015 was $13 million,  $20 million and $19 million, respectively.

10.Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2017 and 2016 were as follows (in millions):

	Display Technologies	Optical Communications	Specialty Materials	Life Sciences	All Other	Total
Balance at December 31, 2015	$128	$439	$150	$562	$101	$1,380
Acquired goodwill (1)		205				205
Measurement period adjustment		(4)				(4)
Foreign currency translation adjustment	(2)	5		(4)	(3)	(4)
Balance at December 31, 2016	$126	$645	$150	$558	$98	$1,577
Acquired goodwill (2)		22		43	34	99
Measurement period adjustment (3)		(1)		1	(28)	(28)
Foreign currency translation adjustment	10	5		21	10	46
Balance at December 31, 2017	$136	$671	$150	$623	$114	$1,694

(1)	The Company completed two acquisitions in the Optical Communications segment during the year ended December 31, 2016 with total purchase price of $356 million.
(2)

The Company completed two small acquisitions in the third quarter of 2017 which are reported in the Optical Communications and Life Sciences segment and one small acquisition in the first quarter of 2017 which is reported in All Other.

(3)	In the second quarter of 2017, the Company recorded measurement period adjustments of $28 million related to an acquisition completed in a previous period.

Corning’s gross goodwill balance for the fiscal years ended December 31, 2017 and 2016 were $8.2 billion and $8.1 billion, respectively.  Accumulated impairment losses were $6.5 billion for the fiscal years ended December 31, 2017 and 2016, respectively, and were generated primarily through goodwill impairments related to the Optical Communications segment.

© 2018 Corning Incorporated. All Rights Reserved

Index

10.Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

Other intangible assets follow (in millions):

	December 31,
	2017			2016
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Amortized intangible assets:
Patents, trademarks & trade names	$382	$188	$194	$360	$176	$184
Customer list and other	884	209	675	761	149	612

Total	$1,266	$397	$869	$1,121	$325	$796

Amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased by $73 million during the year ended December 31, 2017, primarily due to acquisitions of $131 million and foreign currency translation adjustments of $17 million offset by amortization of $75 million.

Amortization expense related to these intangible assets is estimated to be $72 million annually from 2018 to 2019, $71 million annually from 2020 through 2022.

11.Other Assets and Other Liabilities

Other assets follow (in millions):

	December 31,
	2017	2016
Current assets:
Contingent consideration asset	$300
Derivative instruments	197	$435
Other current assets	494	370
Other current assets	$991	$805

Non-current assets:
Derivative instruments	$68	$146
Contingent consideration asset		289
South Korean tax deposits	319	274
Other non-current assets	547	562
Other assets	$934	$1,271

South Korean tax deposits

Corning is currently appealing certain tax assessments resulting from audits performed by the South Korean tax authorities.  The Company is required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of these assessments.  Because we believe that it is more likely than not that we will prevail in the appeal process, we have recorded a non-current receivable for the amount on deposit with the South Korean government.

© 2018 Corning Incorporated. All Rights Reserved

Index

11.Other Assets and Other Liabilities (continued)

Other liabilities follow (in millions):

	December 31,
	2017	2016
Current liabilities:
Wages and employee benefits	$620	$487
Income taxes	148	150
Derivative instruments	42	88
Asbestos and other litigation	41	75
Other current liabilities	540	616
Other accrued liabilities	$1,391	$1,416

Non-current liabilities:
Defined benefit pension plan liabilities	$713	$692
Derivative instruments	333	282
Asbestos and other litigation	338	388
Investment in Hemlock Semiconductor Group (1)	105	241
Customer deposits	382	382
Other non-current liabilities	1,146	820
Other liabilities	$3,017	$2,805

(1)

The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets. Refer to Note 7 (Investments) to the Consolidated Financial Statements for additional information.

Asbestos Litigation

Corning and PPG each owned 50% of the capital stock of PCC.  Over a period of more than two decades, PCC and several other defendants were named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos.  Refer to Note 14 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements for additional information on the asbestos litigation.

Customer Deposits

In December 2015, Corning announced that with the support of the Hefei government it will locate a Gen 10.5 glass manufacturing facility in the Hefei XinZhan General Pilot Zone in Anhui Province, China.  Glass substrate production from the new facility is expected to support mass production of LCD panels for large-size televisions beginning in 2018.

As part of this investment, Corning and a Chinese customer have entered into a long-term supply agreement that commits the customer to the purchase of Gen 10.5 glass substrates from the Corning manufacturing facility in Hefei.  This agreement stipulates that the customer will provide a non-refundable cash deposit in the amount of approximately $400 million to Corning to secure rights to an amount of glass that is produced by Corning over the next 10 years.  Corning has collected the full amount of this deposit, adjusted for foreign exchange movements, receiving $185 million of this deposit in 2017 and $197 million in 2016.  As glass is shipped to the customer, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2017 and 2016, there were no credit memoranda issued.

© 2018 Corning Incorporated. All Rights Reserved

Index

12.Debt

(In millions)

	December 31,
	2017	2016

Current portion of long-term debt	$379	$256

Long-term debt
Debentures, 1.45%, due 2017		$250
Debentures, 1.5%, due 2018	$375	374
Debentures, 6.625%, due 2019	245	245
Debentures, 4.25%, due 2020	288	290
Debentures, 8.875%, due 2021	66	67
Debentures, 2.9%, due 2022	373	372
Debentures, 3.70%, due 2023	249	248
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	99	99
Yen-denominated debentures, .698%, due 2024	185
Yen-denominated debentures, .992%, due 2027	414
Debentures, 6.85%, due 2029	166	167
Debentures, callable, 7.25%, due 2036	248	248
Debentures, 4.70%, due 2037	248	248
Yen-denominated debentures, 1.583%, due 2037	85
Debentures, 5.75%, due 2040	397	395
Debentures, 4.75%, due 2042	496	495
Debentures, 4.375%, due 2057	743
Other, average rate 5.05%, due through 2042	406	359
Total long-term debt	5,128	3,902
Less current portion of long-term debt	379	256
Long-term debt	$4,749	$3,646

At December 31, 2017 and 2016, the weighted-average interest rate on current portion of long-term debt was 1.5%.  Corning did not have outstanding commercial paper at December 31, 2017 and 2016.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $5.1 billion at December 31, 2017 and $3.9 billion at December 31, 2016.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

The following table shows debt maturities by year at December 31, 2017 (in millions)*:

2018	2019	2020	2021	2022	Thereafter
$379	$254	$305	$67	$381	$3,769

*Excludes interest rate swap gains and bond discounts.

© 2018 Corning Incorporated. All Rights Reserved

Index

12.   Debt (continued)

Debt Issuances and Retirements

2017

In the third quarter of 2017, Corning issued three Japanese yen-denominated debt securities (the “Notes”), as follows:

•	¥21 billion 0.698% senior unsecured long term notes with a maturity of 7 years;
•	¥47 billion 0.992% senior unsecured long term notes with a maturity of 10 years; and
•	¥10 billion 1.583% senior unsecured long term notes with a maturity of 20 years.

The proceeds from these Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance. The net proceeds received in U.S. dollars, after deducting offering expenses, was approximately $700 million.  Payments of principal and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

On a quarterly basis, Corning will recognize the transaction gains and losses resulting from changes in the JPY/USD exchange rate in the Other expense, net line of the Consolidated Statements of (Loss) Income. Cash proceeds from the offerings and payments for debt issuance costs are disclosed as financing activities, and cash payments to bondholders for interest will be disclosed as operating activities, in the Consolidated Statements of Cash Flows.

In the fourth quarter of 2017, Corning issued $750 million of 4.375% senior unsecured notes that mature on November 15, 2057. The net proceeds of $743 million will be used for general corporate purposes. We can redeem these notes at any time, subject to certain terms and conditions.

2016

In the third quarter of 2016, Corning’s Board of Directors approved a $1 billion increase to our commercial paper program, raising it to $2 billion.  If needed, this program is supported by our $2 billion revolving credit facility that expires in 2019.

13.Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets.  In 2017, we made no voluntary cash contributions to our domestic defined benefit pension plan and $29 million to our international pension plans.  In 2016, we made voluntary cash contributions of $73 million to our domestic defined benefit pension plan and $16 million to our international pension plans.  We are not subject to any mandatory contributions in 2018, and anticipate making voluntary cash contributions of up to $105 million to our U.S. qualified pension plan.  We anticipate contributing up to $27 million to our international pension plans in 2018. The amount recognized in accumulated other comprehensive loss and not yet reflected in periodic benefit cost expected to be amortized in next year’s periodic benefit cost is a net actuarial loss of $5.9 million.

Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents.  Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements.  For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we have placed a “cap” on the amount we will contribute toward retiree medical coverage in the future.  The cap is equal to 120% of our 2005 contributions toward retiree medical benefits.  Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage.  This cap was attained for post-65 retirees in 2008 and attained for pre-65 retirees in 2010.  Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical benefits upon retirement; however, these employees will pay 100% of the cost.

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follows (in millions):

	Total pension benefits		Domestic pension benefits		International pension benefits
December 31,	2017	2016	2017	2016	2017	2016

Change in benefit obligation
Benefit obligation at beginning of year	$3,887	$3,715	$3,289	$3,161	$598	$554
Service cost	92	85	66	61	26	24
Interest cost	126	124	112	111	14	13
Plan participants’ contributions	2	1	1	1	1
Actuarial loss (gain)	208	229	222	145	(14)	84
Other	3	(3)	3	1		(4)
Benefits paid	(195)	(210)	(171)	(191)	(24)	(19)
Foreign currency translation	65	(54)			65	(54)
Benefit obligation at end of year	$4,188	$3,887	$3,522	$3,289	$666	$598

Change in plan assets
Fair value of plan assets at beginning of year	$3,225	$3,058	$2,765	$2,616	$460	$442
Actual return on plan assets	413	310	395	235	18	75
Employer contributions	46	125	14	104	32	21
Plan participants’ contributions	1	1	1	1
Benefits paid	(195)	(210)	(171)	(191)	(24)	(19)
Foreign currency translation	49	(59)			49	(59)
Fair value of plan assets at end of year	$3,539	$3,225	$3,004	$2,765	$535	$460

Funded status at end of year
Fair value of plan assets	$3,539	$3,225	$3,004	$2,765	$535	$460
Benefit obligations	(4,188)	(3,887)	(3,522)	(3,289)	(666)	(598)
Funded status of plans	$(649)	$(662)	$(518)	$(524)	$(131)	$(138)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$76	$35			$76	$35
Current liability	(20)	(18)	$(12)	$(13)	(8)	(5)
Noncurrent liability	(705)	(679)	(506)	(511)	(199)	(168)
Recognized liability	$(649)	$(662)	$(518)	$(524)	$(131)	$(138)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$300	$348	$285	$311	$15	$37
Prior service cost (credit)	22	30	25	31	(3)	(1)
Amount recognized at end of year	$322	$378	$310	$342	$12	$36

The accumulated benefit obligation for defined benefit pension plans was $3.9 billion and $3.6 billion at December 31, 2017 and 2016, respectively.

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

	Postretirement benefits
December 31,	2017	2016

Change in benefit obligation
Benefit obligation at beginning of year	$776	$763
Service cost	10	9
Interest cost	26	26
Plan participants’ contributions	8	8
Actuarial loss	17	16
Other		2
Benefits paid	(50)	(50)
Medicare subsidy received	2	2
Benefit obligation at end of year	$789	$776

Funded status at end of year
Fair value of plan assets
Benefit obligations	$(789)	$(776)
Funded status of plans	$(789)	$(776)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(40)	$(39)
Noncurrent liability	(749)	(737)
Recognized liability	$(789)	$(776)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$68	$50
Prior service credit	(12)	(15)
Amount recognized at end of year	$56	$35

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2017 and 2016 exceeded the fair value of plan assets (in millions):

	December 31,
	2017	2016

Projected benefit obligation	$3,843	$3,607
Fair value of plan assets	$3,173	$2,787

In 2017, the fair value of plan assets exceeded the projected benefit obligation for the United Kingdom and one of the South Korea pension plans.

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2017 and 2016 exceeded the fair value of plan assets (in millions):

	December 31,
	2017	2016

Accumulated benefit obligation	$3,555	$3,285
Fair value of plan assets	$3,025	$2,786

In 2017, the fair value of plan assets exceeded the accumulated benefit obligation for one of the Taiwan, the United Kingdom, and the South Korea pension plans.

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

The components of net periodic benefit cost for our employee retirement plans follow (in millions):

	Total pension benefits			Domestic pension benefits				International pension benefits
December 31,	2017	2016	2015	2017	2016		2015	2017	2016	2015

Service cost	$92	$85	$90	$66		$61	$64	$26	$24	$26
Interest cost	126	124	144	112		111	126	14	13	18
Expected return on plan assets	(174)	(165)	(178)	(163)		(153)	(166)	(11)	(12)	(12)
Amortization of prior service cost (credit)	5	6	6	6		6	7	(1)		(1)
Recognition of actuarial loss	21	67	165	18		55	162	3	12	3
Settlement charge		1				1
Total net periodic benefit cost	$70	$118	$227	$39		$81	$193	$31	$37	$34

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Settlements		$(2)	$(1)			$(2)				$(1)
Current year actuarial (gain) loss	$(30)	84	191	$(8)		63	$189	$(22)	$21	2
Recognition of actuarial loss	(21)	(64)	(165)	(18)		(55)	(162)	(3)	(9)	(3)
Amortization of prior service (cost) credit	(5)	(6)	(6)	(6)		(6)	(7)	1		1
Total recognized in other comprehensive (income) loss	$(56)	$12	$19	$(32)	$		$20	$(24)	$12	$(1)

	Postretirement benefits
	2017	2016	2015

Service cost	$10	$9	$13
Interest cost	26	26	33
Amortization of net (loss) gain	(1)	(1)	3
Amortization of prior service credit	(3)	(4)	(7)
Total net periodic benefit expense	$32	$30	$42

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$17	$15	$(96)
Amortization of actuarial gain (loss)	1	1	(3)
Amortization of prior service credit	3	5	7
Total recognized in other comprehensive loss (income)	$21	$21	$(92)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$53	$51	$(50)

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

The Company expects to recognize $6 million of net prior service cost as a component of net periodic pension cost in 2018 for its defined benefit pension plans.  The Company expects to recognize no net actuarial gain and $3 million of net prior service credit as components of net periodic postretirement benefit cost in 2018.

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

Corning last revised its mortality assumption for its U.S. benefits plans at year-end 2014 subsequent to the Society of Actuaries publication of the RP-2014 base mortality tables and MP-2014 mortality improvement scales.  At that time, a review of Corning’s actual mortality experience for its retiree population was undertaken and consideration given to Corning’s view of future mortality improvements.  As a result of that study, Corning adopted the RP-2014 base mortality tables (white collar table for its non-union population and blue collar table for its union population) with adjustments to those tables that would calibrate for Corning’s experience to the extent credible.  Based on Corning’s view of future mortality experience, it adopted the BB-2D mortality improvement scale as it felt that scale represented the best available data to predict future improvement experience.

In 2017, Corning refreshed its analysis of its own retiree mortality experience.  As a result of that review, Corning decided to update the adjustment factors applied to its base mortality assumption (RP-2014 white collar table and RP-2014 blue collar table for non-union and union participants respectively) to value its U.S. benefit plan obligations as of December 31, 2017.  In addition, as the Society of Actuaries has published additional mortality improvement scales (MP-2015, MP-2016 and MP-2017), Corning has considered these revised improvement scales in setting its future mortality improvement assumption.  As of December 31, 2017, Corning decided to update its future improvement scale to the MP-2017 scale.

Furthermore, Corning has updated the mortality assumption applied to disabled participants to be the RP-2014 disabled mortality base table with future improvements using MP-2017.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension benefits
	Domestic			International			Postretirement benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.58%	4.01%	4.24%	1.93%	2.29%	3.23%	3.63%	4.07%	4.31%
Rate of compensation increase	3.50%	3.50%	3.50%	2.81%	3.97%	3.92%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension benefits
	Domestic			International			Postretirement benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.01%	4.24%	4.00%	2.29%	3.23%	3.21%	4.06%	4.31%	4.00%
Expected return on plan assets	6.00%	6.00%	6.00%	3.97%	3.92%	2.97%
Rate of compensation increase	3.50%	3.50%	3.50%	2.06%	2.89%	3.88%

The assumed rate of return was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equities and other asset classes.  Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2017	2016
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2024	2024

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost (credit)	$3	$(3)
Effect on postretirement benefit obligation	$57	$(47)

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

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

The following tables provide fair value measurement information for the Company’s major categories; Level 1 (quoted market prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) of our domestic defined benefit plan assets:

	December 31, 2017				December 31, 2016
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$374	$57	$317		$318	$47	$271
International companies	420	117	303		340	90	250

Fixed income:
U.S. corporate bonds	1,815	197	1,618		1,608	175	1,433

Private equity (1)	105			$105	137			$137
Real estate (2)	147			147	150			150
Cash equivalents	21	21			100	100
Commodities (3)	122		122		112		112
Total	$3,004	$392	$2,360	$252	$2,765	$412	$2,066	$287

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

The following tables provide fair value measurement information for the Company’s major categories; Level 1 (quoted market prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) of our international defined benefit plan assets:

	December 31, 2017				December 31, 2016
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$8		$8		$7		$7
International companies	29		29		26		26

Fixed income:
International fixed income	440	$367	73		385	$321	64

Insurance contracts	2			$2	2			$2
Mortgages	16			16
Cash equivalents	40	40			40	40
Total	$535	$407	$110	$18	$460	$361	$97	$2

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2017 and 2016:

	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2017		Year ended December 2017
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2016	$137	$150		$2

Actual return on plan assets relating to assets still held at the reporting date	7	6
Transfers in and/or out of level 3	(39)	(9)	$16
Ending balance at December 31, 2017	$105	$147	$16	$2

	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2016		Year ended December 2016
(in millions)	Private equity	Real estate	Mortgages		Insurance contracts

Beginning balance at December 31, 2015	$163	$61		$2	$3

Actual return on plan assets relating to assets still held at the reporting date	14	(7)
Transfers in and/or out of level 3	(40)	96		(2)	(1)
Ending balance at December 31, 2016	$137	$150	$		$2

Credit Risk

60% of domestic plan assets are invested in long duration bonds.  The average rating for these bonds is A.  These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for asset-backed securities) would result in a decline in the value of the bonds.  These bonds are also subject to default risk.

Currency Risk

14% of domestic assets are valued in non-U.S. dollar denominated investments that are subject to currency fluctuations.  The value of these securities will decline if the U.S. dollar increases in value relative to the value of the currencies in which these investments are denominated.

Liquidity Risk

8% of the domestic securities are invested in Level 3 securities.  These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.

At December 31, 2017 and 2016, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data

In 2018, we expect to make voluntary cash contributions of approximately $106 million to our domestic defined benefit plan and expect to make voluntary contributions of approximately $27 million to our international defined benefit plans.

© 2018 Corning Incorporated. All Rights Reserved

Index

13.Employee Retirement Plans (continued)

The following reflects the gross benefit payments that are expected to be paid for our domestic and international defined benefit pension plans, the postretirement medical and life plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected benefit payments
	Domestic pension benefits	International pension benefits	Postretirement benefits	Expected federal subsidy payments postretirement benefits
2018	$191	$23	$41	$3
2019	$195	$28	$41	$3
2020	$201	$30	$41	$3
2021	$210	$30	$41	$3
2022	$215	$33	$42	$3
2023-2027	$1,180	$192	$209	$16

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements.  Total consolidated defined contribution plan expense was $60 million,  $53 million and $62 million for the years ended December 31, 2017,  2016 and 2015, respectively.

14.Commitments, Contingencies and Guarantees

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$198	$88	$3	$1	$106
Stand-by letters of credit (1)	75	62	9		4
Credit facility to equity company	10	10
Subtotal of commitment expirations per period	$283	$160	$12	$1	$110

Purchase obligations (2)	$265	$142	$72	$21	$30
Capital expenditure obligations (3)	583	583
Total debt (4)	4,749	375	550	437	3,387
Interest on long-term debt (5)	3,437	195	359	314	2,569
Capital leases and financing obligations	406	4	9	11	382
Imputed interest on capital leases and financing obligations	233	19	40	39	135
Minimum rental commitments	563	74	122	91	276
Amended PCC Plan	220	35	85	100
Uncertain tax positions (6)	54
Subtotal of contractual obligation payments due by period (6)	$10,510	$1,427	$1,237	$1,013	$6,779
Total commitments and contingencies (6)	$10,793	$1,587	$1,249	$1,014	$6,889

(1)	At December 31, 2017, $39 million of the $75 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.
(3)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(4)	Total debt above is stated at maturity value, and excludes interest rate swap gains/losses and bond discounts.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2017, $54 million was included on our balance sheet related to uncertain tax positions. Of this amount, we are unable to estimate when any of that amount will become payable.

© 2018 Corning Incorporated. All Rights Reserved

Index

14.Commitments, Contingencies and Guarantees (continued)

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

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

Minimum rental commitments under leases outstanding at December 31, 2017 follow (in millions):

2018	2019	2020	2021	2022	2023 and thereafter
$74	$65	$57	$49	$42	$276

Total rental expense was $135 million for 2017,  $105 million for 2016 and $94 million for 2015.

Product warranty liability accruals at December 31, 2017 and 2016 are insignificant.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At December 31, 2017, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized below.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Pittsburgh Corning Corporation

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2015, the Company’s liability under the Plan was estimated to be $528 million.  At December 31, 2016, this estimated liability was $290 million, due to the Company’s contribution, in the second quarter of 2016, of its equity interests in PCC and Pittsburgh Corning Europe N.V. in the total amount of $238 million, as required by the Plan.  Corning recognized a gain of $56 million in the second quarter of 2016 in the selling, general and administrative expenses line of the Company’s Consolidated Statements of (Loss) Income for the difference between the fair value of the asbestos litigation liability and carrying value of the investment.  This gain includes the release of foreign translation losses in the amount of $25 million reclassified from accumulated other comprehensive income.  The remaining $290 million liability is for the series of fixed payments required by the Plan.  At December 31, 2017, the liability was reduced to $220 million due to a cash payment of $70 million in the second quarter of 2017, as required by the Plan.  The total amount of the payments due in years 2019 through 2022 is $185 million and is classified as a non-current liability at December 31, 2017.  The remaining $35 million payment is due in the second quarter of 2018 and is classified as a current liability.

Asbestos Litigation

Corning is a defendant in certain cases alleging personal injuries from exposure to asbestos.  Corning has been defending the claims in these cases, which are covered in part by insurance, without material impact to Corning to date.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.

© 2018 Corning Incorporated. All Rights Reserved

Index

14.Commitments, Contingencies and Guarantees (continued)

Asbestos Claims Insurance Litigation

Several of Corning’s insurers have commenced litigation in state courts for a declaration of the rights and obligations of the parties under insurance policies related to asbestos claims.  Corning has resolved these issues with all of its solvent insurers and some of its insolvent insurers.  Corning continues to seek resolution with the remaining insolvent insurers.  Management is unable to predict the outcome of the litigation with these remaining insolvent insurers.

A summary of changes of the estimated litigation liability is as follows (in millions):

	Amended PCC Plan
	Equity Interests	Fixed Series of Payments	Non-PCC	Total Asbestos Litigation Liability
Fair Value of Asbestos Litigation Liability as of December 31, 2015	$238	$290	$150	$678

Contribution of PCC & PCE Equity Interest - Carrying Value	(182)			(182)
Gain on Contribution of Equity Interests	(56)			(56)
Other adjustments			(1)	(1)
Fair Value of Asbestos Litigation Liability as of December 31, 2016	$0	$290	$149	$439

Fixed payment		(70)		(70)
Other adjustments			(2)	(2)
Asbestos Litigation Liability as of December 31, 2017	$0	$220	$147	$367

Dow Corning Chapter 11 Related Matters

Until June 1, 2016, Corning and The Dow Chemical Company (“Dow”) each owned 50% of the common stock of Dow Corning Corporation (“Dow Corning”). On May 31, 2016, Corning and Dow realigned their ownership interest in Dow Corning.  In connection with the realignment, Corning retained its indirect ownership interest in the Hemlock Semiconductor Group and acquired HS Upstate, Inc. (now known as Corning Research & Development Corporation) which had been capitalized by Dow Corning with $4.8 billion.  Following the realignment, Corning no longer owns any interest in Dow Corning.  In connection with the realignment, Corning  agreed to indemnify Dow Corning for  50% of Dow Corning’s non-ordinary course, pre-closing liabilities to the extent such liabilities exceed the amounts reserved for them by Dow Corning as of May 31, 2016, including two legacy Dow Corning matters: the Dow Corning Breast Implant Litigation, and the Dow Corning Bankruptcy Pendency Interest Claims.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million.  In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up 50% of the excess liability.

© 2018 Corning Incorporated. All Rights Reserved

Index

14.Commitments, Contingencies and Guarantees (continued)

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of December 31, 2017, Dow Corning has estimated the liability to commercial creditors to be within the range of $77 million to $260 million.  As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million.  In the event Dow Corning’s liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up 50% of the excess liability, subject to certain conditions and limits.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2017 and December 31, 2016, Corning had accrued approximately $38 million (undiscounted) and $43 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

15.Hedging Activities

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

© 2018 Corning Incorporated. All Rights Reserved

Index

15.Hedging Activities (continued)

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining our portfolio with a diverse group of highly-rated major international financial institutions.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  The Company qualified for and elected the end-user exception to the mandatory swap clearing requirement of the Dodd-Frank Act.

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

Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Through December 31, 2017, the hedge ineffectiveness related to these instruments was not material.  Corning defers net gains and losses related to effective portion of cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheet until such time as the hedged item impacts earnings.  At December 31, 2017, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax net gain of $20 million.

Fair Value Hedges

In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings in the other (expense) income, net component, relative to ineffectiveness, is nominal for the year ended December 31, 2017.

Net gains and losses from fair value hedges and the effects of the corresponding hedged item are recorded on the same line item in the Consolidated Statements of (Loss) Income.

Undesignated Hedges

Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes.  The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

A significant portion of the Company’s non-U.S. revenues and expenses are denominated in Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan and euro.  When these revenues and expenses are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements.  To protect translated earnings against movements in these currencies, the Company has entered into a series of average rate forwards and other derivative instruments.

The Company continued to extend its foreign exchange hedge program in 2017 and entered into a series of average rate forwards.  These will hedge a significant portion of its projected yen exposure for the period of 2018-2022.  As of December 31, 2017, the U.S. dollar net notional value of the yen average rate forwards program is $12 billion.  The average rate forward program was also expanded to partially hedge the impact of the South Korean won, New Taiwan dollar, Chinese yuan and euro translation on the Company’s projected net income.  As of December 31, 2017 these average rate forwards have a total notional value of $1 billion.  The entire average rate forward program will settle net without obligation to deliver Japanese yen, Korean won, New Taiwan dollar, Chinese yuan and euro.

© 2018 Corning Incorporated. All Rights Reserved

Index

15.Hedging Activities (continued)

The fair value of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheet.  Changes in the fair value of the derivative contracts are recorded currently in earnings in the Translated earnings contract (loss) gain, net line of the Consolidated Statement of Income.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for December 31, 2017 and December 31, 2016 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount			Fair value			Fair value
	2017	2016	Balance sheet location	2017	2016	Balance sheet location	2017	2016
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$294	$458	Other current assets	$20	$1	Other accrued liabilities		$(29)
			Other assets	1

Interest rate contracts	550	550				Other liabilities	$(8)	(5)
Derivatives not designated as hedging instruments

Foreign exchange contracts, other	599	890	Other current assets	2	11	Other accrued liabilities	(7)	(7)
Translated earnings contracts	14,275	16,711	Other current assets	176	423	Other accrued liabilities	(34)	(52)
			Other assets	66	146	Other liabilities	(325)	(277)

Total derivatives	$15,718	$18,609		$265	$581		$(374)	$(370)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2018 Corning Incorporated. All Rights Reserved

Index

15.Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging	(Loss)/gain recognized in other comprehensive income (OCI)			Location of gain/(loss) reclassified from accumulated OCI into income	Gain/(loss) reclassified from accumulated OCI into income ineffective/effective (1)
relationships	2017	2016	2015	effective/ineffective	2017	2016	2015

Cash flow hedges
				Net sales	$1	$4	$20
Interest rate hedge			$(7)	Cost of sales	(12)	(36)	6
Foreign exchange contracts	$38	$(33)	(17)	Other (expense) income, net	(2)	(2)

Total cash flow hedges	$38	$(33)	$(24)		$(13)	$(34)	$26

		Gain (loss) recognized in income
Undesignated derivatives	Location of gain/(loss) recognized in income	2017	2016	2015
Foreign exchange contracts – balance sheet	Translated earnings contract gain (loss), net	$(11)	$4	$8
Foreign exchange contracts – loans	Translated earnings contract (loss) gain, net	(5)	(31)	(3)
Translated earnings contracts	Translated earnings contract (loss) gain, net	(121)	(448)	80

Total undesignated		$(137)	$(475)	$85

(1)	There were no material amounts of ineffectiveness for 2017, 2016 and 2015.

16.Fair Value Measurements

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

© 2018 Corning Incorporated. All Rights Reserved

Index

16.Fair Value Measurements (continued)

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

		Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in millions)	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)(2)	$497		$197	$300
Non-current assets:
Other assets (1)	$68		$68
Current liabilities:
Other accrued liabilities (1)(2)	$44		$42	$2
Non-current liabilities:
Other liabilities (1)(2)	$353		$333	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)

At December 31, 2017, other current assets, other accrued liabilities and other liabilities include contingent consideration that was measured using unobservable (level 3) inputs, in the amounts of $300 million, $2 million and $22 million, respectively.

		Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in millions)	2016	(Level 1)	(Level 2)	(Level 3)

Current assets:
Short-term investments
Other current assets (1)	$435		$435
Non-current assets:
Other assets (1)(2)	$464		$175	$289
Current liabilities:
Other accrued liabilities (1)	$88		$88
Non-current liabilities:
Other liabilities (1)(2)	$282		$282

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)

Other assets include asset-backed securities which are measured using observable quoted prices for similar assets and contingent consideration assets or liabilities which are measured by applying an option pricing model using projected future revenues.

	Level 3 Roll-Forward – Other Assets
(in millions)	2017	2016

Beginning balance	$289	$246
Unrealized gains	11	43
Ending balance	$300	$289

© 2018 Corning Incorporated. All Rights Reserved

Index

16.Fair Value Measurements (continued)

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs.  This contingent consideration arrangement requires additional consideration to be paid between the parties in 2018: one based on projections of future revenues generated by the business of Corning Precision Materials for the period between the acquisition date and December 31, 2017, which is subject to a cap of $665 million; and another based on the volumes of certain sales during the same period, which is subject to a separate cap of $100 million.  The fair value of the contingent consideration in 2018 in the amount of $196 million recognized on the acquisition date was estimated by applying an option pricing model using the Company’s projection of future revenues generated by Corning Precision Materials.  Changes in the fair value of the contingent consideration in future periods are valued using an option pricing model and are recorded in Corning’s results in the period of the change.

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

As of December 31, 2017, the fair value of the contingent consideration in 2018 was $300 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis during the years ended December 31, 2017 and 2016.

17.Shareholders’ Equity

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

Dividends on the Preferred Stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million.  The dividends are payable quarterly as and when declared by the Company’s Board of Directors.  The Preferred Stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation.  The Preferred Stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of December 31, 2017, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.  Following the seventh anniversary of the closing of the acquisition of Samsung Corning Precision Materials, the Preferred Stock will be convertible, in whole or in part, at the option of the holder.  The Company has the right, at its option, to cause some or all of the shares of Preferred Stock to be converted into Common Stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of Common Stock exceeds $35 per share.  If the aforementioned right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the Preferred Stock before exercising its conversion right.  The Preferred Stock does not have any voting rights except as may be required by law.

© 2018 Corning Incorporated. All Rights Reserved

Index

17.Shareholders’ Equity (continued)

Share Repurchases

2015 Share Repurchases

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

On October 28, 2015, Corning entered into an ASR to repurchase $1.25 billion of Corning’s common stock (the “2015 ASR agreement”).  The 2015 ASR was executed under the July 2015 Repurchase Program.  Under the 2015 ASR agreement, Corning made a $1.25 billion payment on October 29, 2015 and received an initial delivery of approximately 53.1 million shares of Corning common stock on the same day.  On January 19, 2016, the 2015 ASR agreement was completed.  Corning received an additional 15.9 million shares on January 22, 2016 to settle the 2015 ASR agreement.  In total, Corning purchased 69 million shares based on the average daily volume weighted-average price of Corning’s common stock during the term of the 2015 ASR agreement, less a discount.

In addition to the shares repurchased through the 2015 ASR agreement, we repurchased 98 million shares of common stock on the open market for approximately $2 billion, as part of the December 2014 Repurchase Program and the July 2015 Repurchase Program, resulting in a total of 167 million shares repurchased for $3.25 billion during 2015.

2016 Share Repurchases

In July 2016, Corning entered into an accelerated share repurchase agreement (the “2016 ASR agreement”) under the 2015 Repurchase Program to repurchase Corning’s common stock.   Under the 2016 ASR agreement, Corning made a $2.0 billion payment in July and received an initial delivery of approximately 74.4 million shares of Corning common stock on the same day.  The transaction was structured with two tranches resulting in a total of 12.3 million shares being delivered to Corning in the fourth quarter of 2016, for a total of 86.7 million shares repurchased under the 2016 ASR agreement.

In addition to the 2016 ASR agreement, during the year ended December 31, 2016, the Company repurchased 110 million shares of common stock on the open market for approximately $2.2 billion as part of its 2015 Repurchase Programs, resulting in a total of 197.1 million shares repurchased for $4.2 billion during 2016.

2017 Share Repurchases

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  In the second quarter of 2017, Corning entered into and finalized an accelerated share repurchase agreement under which we paid $500 million for a total of 17.1 million shares.  In the third quarter of 2017, Corning entered into and finalized an additional accelerated share repurchase agreement under which we paid $500 million for a total of 17.2 million shares.  Collectively, these two agreements represent the “2017 ASR agreements”.

In addition to the 2017 ASR agreements, during the year ended December 31, 2017, the Company repurchased 50.1 million shares of common stock on the open market for approximately $1.4 billion, resulting in a total of 84.4 million shares repurchased for approximately $2.4 billion during 2017.

© 2018 Corning Incorporated. All Rights Reserved

Index

17.Shareholders’ Equity (continued)

The following table presents changes in capital stock for the period from January 1, 2015 to December 31, 2017 (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost

Balance at December 31, 2014	1,672	$836	(398)	$(6,727)

Shares issued to benefit plans and for option exercises	9	4		(1)
Shares purchased for treasury			(151)	(2,978)
Other, net			(2)	(19)
Balance at December 31, 2015	1,681	$840	(551)	$(9,725)

Shares issued to benefit plans and for option exercises	10	6		(2)
Shares purchased for treasury			(214)	(4,409)
Other, net				(16)
Balance at December 31, 2016	1,691	$846	(765)	$(14,152)

Shares issued to benefit plans and for option exercises	17	8		(2)
Shares purchased for treasury			(84)	(2,462)
Other, net			(1)	(17)
Balance at December 31, 2017	1,708	$854	(850)	$(16,633)

© 2018 Corning Incorporated. All Rights Reserved

Index

17.Shareholders’ Equity (continued)

Accumulated Other Comprehensive Income (Loss)

A summary of changes in the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investee’s accumulated other comprehensive income (loss), is as follows (in millions) (1):

	Foreign currency translation adjustments and other	Unamortized actuarial gains (losses) and prior service (costs) credits	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive income (loss)

Balance at December 31, 2014	$(581)	$(709)	$(15)	$(2)	$(1,307)
Other comprehensive (loss) income before reclassifications (4)	(487)	(59)		(18)	(564)
Amounts reclassified from accumulated other comprehensive income (loss) (2)		105	1	(20)	86
Equity method affiliates (3)	(103)	75		2	(26)
Net current-period other comprehensive (loss) income	(590)	121	1	(36)	(504)
Balance at December 31, 2015	$(1,171)	$(588)	$(14)	$(38)	$(1,811)

Other comprehensive income before reclassifications (5)	$(89)	$(63)	$(2)	$(21)	$(175)
Amounts reclassified from accumulated other comprehensive income (loss) (2)		40		22	62
Equity method affiliates (3)(7)	(15)	264	(1)		248
Net current-period other comprehensive (loss) income	(104)	241	(3)	1	135
Balance at December 31, 2016	$(1,275)	$(347)	$(17)	$(37)	$(1,676)

Other comprehensive income before reclassifications (6)	$711	$13		$33	$757
Amounts reclassified from accumulated other comprehensive income (loss) (2)		17	$14	11	42
Equity method affiliates (3)	35				35
Net current-period other comprehensive (loss) income	746	30	14	44	834
Balance at December 31, 2017	$(529)	$(317)	$(3)	$7	$(842)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Tax effects of reclassifications are disclosed separately in this Note 17.
(3)	Tax effects related to equity method affiliates are not significant in the reported periods except for the tax expense of $20 million related to the pension component in 2016.
(4)

Amounts are net of total tax benefit of $86 million, including $45 million related to the foreign currency translation adjustments, $35 million related to the retirement plans component and $6 million related to the hedges component.

(5)

Amounts are net of total tax benefit of $52 million, including $36 million related to the retirement plans component, $12 million related to the hedges component, $3 million related to the foreign currency translation adjustments and $1 million related to the investments component.

(6)

Amounts are net of total tax expense of $97 million, including $88 million related to the foreign currency translation adjustments, $5 million related to the hedges component and $4 million related to the retirement plans component.

(7)

Most of the changes in equity method affiliate accumulated other comprehensive income components in 2016 relate to disposal transactions with amounts reclassified to the income statement.

© 2018 Corning Incorporated. All Rights Reserved

Index

17.Shareholders’ Equity (continued)

(In millions)

Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component (1)
	Amount reclassified from AOCI			Affected line item
	Years ended December 31,			in the consolidated
Details about AOCI Components	2017	2016	2015	statements of income

Amortization of net actuarial loss	$(20)	$(62)	$(168)	(2)
Amortization of prior service (cost) credit	(2)	(1)	1	(2)
	(22)	(63)	(167)	Total before tax
	5	23	62	Tax benefit
	$(17)	$(40)	$(105)	Net of tax

Realized gains (losses) on investments	$(3)		$(1)	Other income (expense), net
	(11)			Tax expense
	$(14)		$(1)	Net of tax

Realized (losses) gains on designated hedges	$1	$4	$20	Sales
	(12)	(36)	6	Cost of sales
	(2)	(2)		Other expense (income), net
	(13)	(34)	26	Total before tax
	2	12	(6)	Tax benefit (expense)
	$(11)	$(22)	$20	Net of tax

Total reclassifications for the period	$(42)	$(62)	$(86)	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
(2)

These accumulated other comprehensive income components are included in net periodic pension cost.  See Note 13 (Employee Retirement Plans) to the Consolidated Financial Statements for additional details.

© 2018 Corning Incorporated. All Rights Reserved

Index

18.(Loss) Earnings Per Common Share

Basic (loss) earnings per common share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted (loss) earnings per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.

The reconciliation of the amounts used to compute basic and diluted (loss) earnings per common share from operations follows (in millions, except per share amounts):

	Years ended December 31,
	2017	2016	2015
Net (loss) income attributable to Corning Incorporated	$(497)	$3,695	$1,339
Less: Series A convertible preferred stock dividend	98	98	98
Net (loss) income available to common stockholders - basic	(595)	3,597	1,241
Plus: Series A convertible preferred stock dividend		98	98
Net (loss) income available to common stockholders - diluted	$(595)	$3,695	$1,339

Weighted-average common shares outstanding - basic	895	1,020	1,219
Effect of dilutive securities:
Stock options and other dilutive securities		9	9
Series A convertible preferred stock (1)		115	115
Weighted-average common shares outstanding - diluted	895	1,144	1,343
Basic (loss) earnings per common share	$(0.66)	$3.53	$1.02
Diluted (loss) earnings per common share	$(0.66)	$3.23	$1.00

Anti-dilutive potential shares excluded from diluted (loss) earnings per common share:
Series A convertible preferred stock dividend (1)	115
Employee stock options and awards	13	15	22
Accelerated share repurchase forward contract			15
Total	128	15	37

(1)	For the year ended December 31, 2017, the Series A preferred stock was anti-dilutive and therefore excluded from the calculation of diluted (loss) earnings per share.

19.Share-based Compensation

Stock Compensation Plans

Corning maintains long-term incentive plans (the “Plans”) for key employees and non-employee members of our Board of Directors.  The Plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards).  At December 31, 2017, there were approximately 65 million unissued common shares available for future grants under the Plans.

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

The fair value of awards granted that are expected to ultimately vest is recognized as expense over the requisite service periods.  The number of options expected to vest equals the total options granted less an estimation of the number of forfeitures expected to occur prior to vesting.  The forfeiture rate is calculated based on 15 years of historical data and is adjusted if actual forfeitures differ significantly from the original estimates.  The effect of any change in estimated forfeitures would be recognized through a cumulative adjustment that would be included in compensation cost in the period of the change in estimate.

Total share-based compensation cost of $46 million,  $42 million and $46 million was disclosed in operating activities on the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, respectively.  The income tax benefit realized from share-based compensation was not significant for the years ended December 31, 2017, 2016 and 2015.  Refer to Note 6 (Income Taxes).

© 2018 Corning Incorporated. All Rights Reserved

Index

19.Share-based Compensation (continued)

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

The following table summarizes information concerning stock options outstanding including the related transactions under the stock option plans for the year ended December 31, 2017:

	Number of shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value (in thousands)
Options Outstanding as of December 31, 2016	31,507	$19.40
Granted	1,507	27.01
Exercised	(14,615)	21.13
Forfeited and expired	(265)	23.22
Options outstanding as of December 31, 2017	18,134	18.59	4.63	$243,055
Options expected to vest as of December 31, 2017	18,098	18.58	4.62	242,773
Options exercisable as of December 31, 2017	13,487	17.14	3.38	200,246

The aggregate intrinsic value (market value of stock less option exercise price) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price on December 29, 2017, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.  The total number of “in-the-money” options exercisable on December 31, 2017, was approximately 13 million.

The weighted-average grant-date fair value for options granted for the years ended December 31, 2017, 2016 and 2015 was $8.40,  $6.31 and $7.99, respectively.  The total fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $13 million,  $22 million and $36 million, respectively.  Compensation cost related to stock options for the years ended December 31, 2017, 2016 and 2015, was approximately $12 million,  $11 million and $14 million, respectively.

As of December 31, 2017, there was approximately $6 million of unrecognized compensation cost related to stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

Proceeds received from the exercise of stock options were $309 million for the year ended December 31, 2017, which were included in financing activities on the Company’s Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was approximately $103 million,  $53 million and $48 million, respectively.

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

© 2018 Corning Incorporated. All Rights Reserved

Index

19.Share-based Compensation (continued)

The following inputs were used for the valuation of option grants under our Stock Option Plans:

	2017			2016			2015
Expected volatility	32.4	-	36.1%	37.1	-	43.1%	43.6	-	44.9%
Weighted-average volatility	36.1%			41.0%			44.6%
Expected dividends	1.98	-	2.28%	2.28	-	2.94%	1.92	-	2.68%
Risk-free rate	2.1	-	2.3%	1.4	-	2.1%	1.9	-	2.1%
Expected term (in years)	7.4	-	7.4	7.4	-	7.4	7.2	-	7.2
Pre-vesting departure rate	0.6	-	0.6%	0.6	-	0.6%	0.6	-	0.6%

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of December 31, 2016, and changes which occurred during the year ended December 31, 2017:

	Shares (000’s)	Weighted- average grant-date fair value
Non-vested shares and share units at December 31, 2016	4,640	$20.15
Granted	1,859	28.16
Vested	(1,457)	20.48
Forfeited	(109)	22.72
Non-vested shares and share units at December 31, 2017	4,933	$23.02

As of December 31, 2017, there was approximately $41 million of unrecognized compensation cost related to non-vested time-based restricted stock and restricted stock units compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.6 years.  The total fair value of time-based restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $30 million,  $27 million and $32 million, respectively.  Compensation cost related to time-based restricted stock and restricted stock units was approximately $34 million,  $31 million and $32 million for the years ended December 31, 2017, 2016 and 2015, respectively.

© 2018 Corning Incorporated. All Rights Reserved

Index

20.Reportable Segments

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

© 2018 Corning Incorporated. All Rights Reserved

Index

20.Reportable Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)

	Display Technologies	Optical Communications	Environmental Technologies	Specialty Materials	Life Sciences	All Other	Total

For the year ended December 31, 2017
Net sales	$2,997	$3,545	$1,106	$1,403	$879	$186	$10,116
Depreciation (1)	$534	$193	$124	$129	$52	$45	$1,077
Amortization of purchased intangibles		$48			$22	$5	$75
Research, development and engineering expenses (2)	$88	$174	$113	$152	$22	$211	$760
Income tax (provision) benefit	$(394)	$(188)	$(69)	$(124)	$(31)	$114	$(692)
Net income (loss) (3)	$831	$341	$127	$249	$64	$(229)	$1,383
Investment in affiliated companies, at equity	$134	$2		$3		$140	$279
Segment assets (4)	$8,662	$2,599	$1,402	$2,155	$538	$824	$16,180
Capital expenditures	$795	$505	$157	$223	$42	$156	$1,878

For the year ended December 31, 2016
Net sales	$3,238	$3,005	$1,032	$1,124	$839	$152	$9,390
Depreciation (1)	$598	$175	$129	$109	$58	$50	$1,119
Amortization of purchased intangibles		$35			$20	$8	$63
Research, development and engineering expenses (2)	$45	$147	$102	$126	$24	$191	$635
Income tax (provision) benefit	$(372)	$(129)	$(65)	$(85)	$(28)	$114	$(565)
Net income (loss) (3)	$935	$245	$133	$174	$58	$(240)	$1,305
Investment in affiliated companies, at equity	$41	$(1)	$32			$252	$324
Segment assets (4)	$8,032	$2,010	$1,267	$1,604	$504	$750	$14,167
Capital expenditures	$464	$245	$97	$120	$39	$56	$1,021

For the year ended December 31, 2015
Net sales	$3,086	$2,980	$1,053	$1,107	$821	$64	$9,111
Depreciation (1)	$605	$163	$125	$112	$60	$43	$1,108
Amortization of purchased intangibles		$32			$20	$1	$53
Research, development and engineering expenses (2)	$105	$138	$93	$113	$23	$186	$658
Income tax (provision) benefit	$(499)	$(115)	$(78)	$(85)	$(30)	$89	$(718)
Net income (loss) (3)	$1,095	$237	$161	$167	$61	$(202)	$1,519
Investment in affiliated companies, at equity	$43	$1	$32			$261	$337
Segment assets (4)	$8,344	$1,783	$1,288	$1,407	$514	$738	$14,074
Capital expenditures	$594	$171	$117	$88	$32	$57	$1,059

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

© 2018 Corning Incorporated. All Rights Reserved

Index

20.Reportable Segments (continued)

A reconciliation of reportable segment net income (loss) to consolidated net income follows (in millions):

	Years ended December 31,
	2017	2016	2015
Net income of reportable segments	$1,612	$1,545	$1,721
Net loss of All Other	(229)	(240)	(202)
Unallocated amounts:
Net financing costs (1)	(110)	(107)	(111)
Share-based compensation expense	(46)	(42)	(46)
Exploratory research	(98)	(107)	(109)
Corporate contributions	(36)	(49)	(52)
Gain on realignment of equity investment		2,676
Equity in earnings of affiliated companies, net of impairments (2)	353	292	291
Unrealized loss on translated earnings contracts	(391)	(649)	(573)
Resolution of Department of Justice investigation		(98)
Income tax (provision) benefit	(1,462)	568	571
Other corporate items	(90)	(94)	(151)
Net (loss) income	$(497)	$3,695	$1,339

(1)Net financing costs include interest income, interest expense, and interest costs and investment gains and losses associated with benefit plans.

(2)Primarily represents the equity earnings of Hemlock Semiconductor Group in 2017 and 2016, and Dow Corning in 2015.

A reconciliation of reportable segment assets to consolidated total assets follows (in millions):

	December 31,
	2017	2016	2015
Total assets of reportable segments	$15,356	$13,417	$13,336
Non-reportable segments	824	750	738
Unallocated amounts:
Current assets (1)	5,315	6,070	5,488
Investments (2)	61	12	1,638
Property, plant and equipment, net (3)	1,628	1,681	1,692
Other non-current assets (4)	4,310	5,969	5,635
Total assets	$27,494	$27,899	$28,527

(1)	Includes current corporate assets, primarily cash, short-term investments, current portion of long-term derivative assets and deferred taxes.
(2)

Primarily represents corporate equity and cost basis investments in 2017 and 2016, and Dow Corning in 2015. Asset balance does not include equity method affiliate liability balance of $105 and $241 for Hemlock Semiconductor Group in 2017 2016, respectively.

(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets, long-term derivative assets and deferred taxes.

For the year ended December 31, 2017, the following number of customers, which individually accounted for 10% or more of each segment’s sales, represented the following concentration of segment sales:

•	In the Display Technologies segment, three customers accounted for 62% of total segment sales.
•	In the Optical Communications segment, one customer accounted for 19% of total segment sales.
•	In the Environmental Technologies segment, three customers accounted for 81% of total segment sales.
•	In the Specialty Materials segment, three customers accounted for 58% of total segment sales.
•	In the Life Sciences segment, two customers accounted for 47% of total segment sales.

© 2018 Corning Incorporated. All Rights Reserved

Index

20.Reportable Segments (continued)

Selected financial information concerning the Company’s product lines and reportable segments follow (in millions):

	Years Ended December 31,
Revenues from External Customers	2017	2016	2015
Display Technologies	$2,997	$3,238	$3,086

Optical Communications
Carrier network	2,720	2,274	2,194
Enterprise network	825	731	786

Total Optical Communications	3,545	3,005	2,980

Environmental Technologies
Automotive and other	627	585	528
Diesel	479	447	525

Total Environmental Technologies	1,106	1,032	1,053

Specialty Materials
Corning Gorilla Glass	1,044	807	810
Advanced optics and other specialty glass	359	317	297

Total Specialty Materials	1,403	1,124	1,107

Life Sciences
Labware	524	512	512
Cell culture products	355	327	309

Total Life Science	879	839	821

All Other	186	152	64
	$10,116	$9,390	$9,111

© 2018 Corning Incorporated. All Rights Reserved

Index

20.Reportable Segments (continued)

Information concerning principal geographic areas was as follows (in millions):

	2017		2016		2015
	Net sales (2)	Long-lived assets (1)	Net sales (2)	Long-lived assets (1)	Net sales (2)	Long-lived assets (1)

North America
United States	$3,146	$6,402	$2,625	$6,473	$2,719	$8,241
Canada	287	138	282	142	244	144
Mexico	27	174	50	134	37	135
Total North America	3,460	6,714	2,957	6,749	3,000	8,520

Asia Pacific
Japan	455	1,015	450	1,008	440	1,160
Taiwan	846	2,357	840	2,347	841	2,301
China	2,230	1,955	2,083	1,140	1,869	1,036
Korea	1,286	3,858	1,444	3,413	1,501	3,552
Other	378	160	363	167	331	98
Total Asia Pacific	5,195	9,345	5,180	8,075	4,982	8,147

Europe
Germany	426	201	363	154	326	189
Other	701	1,548	617	1,354	565	1,297
Total Europe	1,127	1,749	980	1,508	891	1,486

All Other	334	46	273	44	238	36
Total	$10,116	$17,854	$9,390	$16,376	$9,111	$18,189

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets. In 2015, assets in the U.S. include the investment in Dow Corning.
(2)	Net sales are attributed to countries based on location of customer.

© 2018 Corning Incorporated. All Rights Reserved

Index

Corning Incorporated and Subsidiary Companies

Schedule II – Valuation Accounts and Reserves

(in millions)

Year ended December 31, 2017	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$59	$1		$60
Deferred tax valuation allowance	$270	$241	$55	$456
Accumulated amortization of purchased intangible assets	$325	$75	$3	$397
Reserves for accrued costs of business restructuring	$5		$5

Year ended December 31, 2016	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$48	$11		$59
Deferred tax valuation allowance	$238	$55	$23	$270
Accumulated amortization of purchased intangible assets	$265	$64	$4	$325
Reserves for accrued costs of business restructuring	$3	$15	$13	$5

Year ended December 31, 2015	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$47	$1		$48
Deferred tax valuation allowance	$298	$30	$90	$238
Accumulated amortization of purchased intangible assets	$216	$49		$265
Reserves for accrued costs of business restructuring	$44		$41	$3

© 2018 Corning Incorporated. All Rights Reserved

Index

Quarterly Operating Results

(unaudited)

(In millions, except per share amounts)

2017	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,375	$2,497	$2,607	$2,637	$10,116
Gross margin	$957	$985	$1,056	$1,034	$4,032
Equity in earnings of affiliated companies	$80	$37	$31	$213	$361
Benefit (provision) for income taxes	$66	$(153)	$(89)	$(1,978)	$(2,154)
Net income (loss) attributable to Corning Incorporated	$86	$439	$390	$(1,412)	$(497)

Basic earnings (loss) per common share	$0.07	$0.46	$0.41	$(1.66)	$(0.66)
Diluted earnings (loss) per common share	$0.07	$0.42	$0.39	$(1.66)	$(0.66)

2016	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,047	$2,360	$2,507	$2,476	$9,390
Gross margin	$764	$951	$1,041	$990	$3,746
Equity in earnings of affiliated companies	$59	$41	$19	$165	$284
Benefit (provision) for income taxes	$304	$504	$27	$(832)	$3
Net income attributable to Corning Incorporated	$(368)	$2,207	$284	$1,572	$3,695

Basic (loss) earnings per common share	$(0.36)	$2.06	$0.27	$1.64	$3.53
Diluted (loss) earnings per common share	$(0.36)	$1.87	$0.26	$1.47	$3.23

© 2018 Corning Incorporated. All Rights Reserved