Form 10-Q
period 2018-03-31
CORNING INC /NY
filed 2018-04-26
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 13, 2018
Corning’s Common Stock, $0.50 par value per share	830,348,853 shares

© 2018 Corning Incorporated. All Rights Reserved.

Index

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$2,500	$2,375
Cost of sales	1,545	1,424

Gross margin	955	951

Operating expenses:
Selling, general and administrative expenses	501	319
Research, development and engineering expenses	241	202
Amortization of purchased intangibles	19	17

Operating income	194	413

Equity in earnings of affiliated companies	39	80
Interest income	13	12
Interest expense	(52)	(37)
Translated earnings contract loss, net	(622)	(438)
Other expense, net	(37)	(10)

(Loss) income before income taxes	(465)	20
(Provision) benefit for income taxes (Note 5)	(124)	66

Net (loss) income attributable to Corning Incorporated	$(589)	$86

(Loss) earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$(0.72)	$0.07
Diluted (Note 6)	$(0.72)	$0.07

Dividends declared per common share	$0.18	$0.155

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2018	2017

Net (loss) income attributable to Corning Incorporated	$(589)	$86

Foreign currency translation adjustments and other	264	450
Net unrealized gains on investments		3
Unamortized gains (losses) and prior service credits for postretirement benefit plans	1	1
Net unrealized gains on designated hedges		26
Other comprehensive income, net of tax (Note 13)	265	480

Comprehensive (loss) income attributable to Corning Incorporated	$(324)	$566

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$3,096	$4,317
Trade accounts receivable, net of doubtful accounts and allowances - $61 and $60	1,747	1,807
Inventories, net of inventory reserves - $161 and $169 (Note 7)	1,834	1,712
Other current assets	986	991
Total current assets	7,663	8,827

Investments	345	340
Property, plant and equipment, net of accumulated depreciation - $11,265 and $10,809	14,416	14,017
Goodwill, net (Note 8)	1,698	1,694
Other intangible assets, net (Note 8)	851	869
Deferred income taxes (Note 5)	909	813
Other assets	952	934

Total Assets	$26,834	$27,494

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$380	$379
Accounts payable	1,164	1,439
Other accrued liabilities (Note 3 and Note 10)	1,451	1,391
Total current liabilities	2,995	3,209

Long-term debt (Note 4)	4,808	4,749
Postretirement benefits other than pensions (Note 9)	746	749
Other liabilities (Note 3 and Note 10)	3,797	3,017
Total liabilities	12,346	11,724

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 13):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,709 million and 1,708 million	854	854
Additional paid-in capital – common stock	14,119	14,089
Retained earnings	15,166	15,930
Treasury stock, at cost; Shares held: 877 million and 850 million	(17,449)	(16,633)
Accumulated other comprehensive loss	(577)	(842)
Total Corning Incorporated shareholders’ equity	14,413	15,698
Noncontrolling interests	75	72
Total equity	14,488	15,770

Total Liabilities and Equity	$26,834	$27,494

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(589)	$86
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	304	260
Amortization of purchased intangibles	19	17
Equity in earnings of affiliated companies	(39)	(80)
Dividends received from affiliated companies		34
Deferred tax provision (benefit)	16	(121)
Customer incentives and deposits	276
Translated earnings contract loss	622	438
Unrealized translation gains on transactions	(63)	(67)
Changes in certain working capital items:
Trade accounts receivable	94	(54)
Inventories	(98)	(49)
Other current assets	(92)	(60)
Accounts payable and other current liabilities	(162)	(230)
Other, net	32	17
Net cash provided by operating activities	320	191

Cash Flows from Investing Activities:
Capital expenditures	(655)	(364)
Acquisition of business, net of cash received		(35)
Realized gains on translated earnings contracts	13	80
Other, net	(2)	(7)
Net cash used in investing activities	(644)	(326)

Cash Flows from Financing Activities:
Principal payments under capital lease obligations	(1)
Payments of employee withholding tax on stock awards	(2)	(2)
Proceeds from the exercise of stock options	21	182
Repurchases of common stock for treasury	(800)	(400)
Dividends paid	(177)	(168)
Net cash used in financing activities	(959)	(388)
Effect of exchange rates on cash	62	76
Net decrease in cash and cash equivalents	(1,221)	(447)
Cash and cash equivalents at beginning of period	4,317	5,291
Cash and cash equivalents at end of period	$3,096	$4,844

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

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

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09 ASC (Topic 606), Revenue from Contracts with Customers, and applied the modified retrospective method of accounting to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605 “Revenue Recognition”.  Because the impact of adopting the standard on Corning’s financial statements was immaterial, we have not made an adjustment to opening retained earnings.

One of Corning’s equity affiliates is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and will adopt the standard on January 1, 2019.  Preliminary analysis indicates that the impact of adoption will not have a material impact on Corning’s financial statements.

On January 1, 2018, Corning adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which refines the classification of certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  The impact of adopting the standard on Corning’s financial statements was not material.

On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The service cost component of net periodic pension and postretirement benefit cost is presented with other current compensation costs in operating income.  The remaining components are included in the line item Other expense, net, in the consolidated statements of (loss) income.  Corning has applied the practical expedient which permits it to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The impact of adopting the standard on Corning’s financial statements was not material.

Certain prior year amounts have been reclassified to conform to the current-year presentation.  These reclassifications had no impact on our results of operations, financial position, or changes in shareholders’ equity.

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  We are currently assessing the potential impact of adopting this standard on our financial statements and related disclosures.

© 2018 Corning Incorporated. All Rights Reserved.

Index

One of Corning’s equity affiliates is currently assessing the potential impact of adopting this standard on its financial statements and elected to adopt the standard on January 1, 2020.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.  Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2018-02 on our financial statements.

2.   Revenue

On January 1, 2018, we adopted ASC Topic 606 “Revenue from Contracts with Customer”, and all related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605 “Revenue Recognition”.

We have determined that the impact of transition to the new standard is immaterial to our revenue recognition model since the vast majority of our recognition is based on point in time transfer of control.  Accordingly, we have not made any adjustment to opening retained earnings.

Product Revenue (Point in Time)

The majority of our revenues are generated by delivery of products to our customers and recognized at a point in time based on our evaluation of when the customer obtains control of the products.  Revenue is recognized when all performance obligations under the terms of a contract with our customer are satisfied, and control of the product has been transferred to the customer.  If customer acceptance clauses are present and it cannot be objectively determined that control has been transferred, revenue is only recorded when customer acceptance is received and all performance obligations have been satisfied.  Sales of goods typically do not include multiple product and/or service elements.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales tax, value-added tax, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental contract costs that are not material in the context of the delivery of goods and services are recognized as expense.

At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements.  Where we have offered product warranties, we also establish liabilities for estimated warranty costs based upon historical experience and specific warranty provisions.  Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability.  Product warranty liabilities are not material at March 31, 2018 and December 31, 2017.

Other Revenue (Over Time)

Corning’s over time revenues are mainly related to Telecommunications products, and are comprised of design, install, training and software maintenance services.    The performance obligations under these contracts generally require services to be performed over time, resulting in either a straight-line amortization method or an input method using incurred and forecasted expense to predict revenue recognition patterns which follows satisfaction of the performance obligation.  Corning’s other revenue is inconsequential to our results.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Revenue Disaggregation Table

The following table shows revenues by major product categories, similar to our reportable segment disclosure.  Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar.  The commercial markets and selling channels are also similar. With the exception of an inconsequential amount of Telecommunications products, our product category revenues are recognized at point in time when control transfers to the customer.  Prior year amounts are presented under the ASC 605 basis of revenue recognition.

	Three Months Ended
	March 31,
Revenues by Product Category	2018	2017
Display products	$732	$736

Telecommunication products	886	818

Specialty glass products	278	300

Environmental substrate and filter products	322	275

Life science products	232	210

All Other	50	36
	$2,500	$2,375

Contract Assets and Liabilities

Contract assets, such as costs to obtain or fulfill contracts, are an insignificant component of Corning’s revenue recognition process.  The majority of Corning’s cost of fulfillment as a manufacturer of products is classified as inventory, fixed assets and intangible assets, which are accounted for under the respective guidance for those asset types.  Other costs of contract fulfillment are immaterial due to the nature of our products and their respective manufacturing processes.

Contract liabilities include deferred revenues, other advanced payments and customer deposits. Deferred revenue and other advanced payments are not significant to our operations and are classified as part of other current liabilities in our financial statements.  Customer deposits are predominately related to Display products and are classified as part of other current liabilities and other long term liabilities as appropriate, and are disclosed below.

Customer Deposits

As of March 31, 2018, Corning has customer deposits of $682 million, of which $276 million was received in the first quarter of 2018.  These represent non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long term supply agreements range up to ten years. As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2018, 2017 and 2016, no credit memoranda were issued.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

We treat shipping and handling fees as a fulfillment cost and not as a separate performance obligation under the terms of our revenue contracts due to the perfunctory nature of the shipping and handling obligations.

© 2018 Corning Incorporated. All Rights Reserved.

Index

3.   Commitments, Contingencies and Guarantees

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2016, this estimated liability was $290 million, due to the Company’s contribution, in the second quarter of 2016, of its equity interests in PCC and Pittsburgh Corning Europe N.V. (“PCE”) in the total amount of $238 million, as required by the Plan.  A payment of $70 million was made in June 2017.  At March 31, 2018, the total amount of payments due in years 2018 through 2022 is $220 million.  A $35 million payment is due in the second quarter of 2018 and is classified as a current liability.  The remaining $185 million is classified as a non-current liability.

Non-PCC Asbestos Claims Insurance Litigation

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liabilities at this time.  At March 31, 2018 and December 31, 2017, the amount of the reserve for these non-PCC asbestos claims was $147 million.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  At March 31, 2018 and December 31, 2017, Dow Corning estimated the liability to commercial creditors to be within the range of $77 million to $260 million.  As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million.  In the event Dow Corning’s liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up 50% of the excess liability, subject to certain conditions and limits.

Other Commitments and Contingencies

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2018 and December 31, 2017, Corning had accrued approximately $38 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At March 31, 2018, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

4.   Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $5.1 billion at March 31, 2018 and December 31, 2017, compared to recorded book values of $4.8 billion at March 31, 2018 and $4.7 billion at December 31, 2017.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning did not have outstanding commercial paper at March 31, 2018 and December 31, 2017.

© 2018 Corning Incorporated. All Rights Reserved.

Index

5.   Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017

(Provision) benefit for income taxes	$(124)	$66
Effective tax rate (benefit)	26.7%	(330.0%)

For the three months ended March 31, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audit of years 2013 and 2014; and
•

A reduction in the tax benefit of $37 million from domestic losses attributable to foreign exchange and losses on translated earnings contracts due to the impacts of the base erosion and anti-deferral tax (“BEAT”).

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

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017.  The 2017 Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.  At March 31, 2018, we have not completed our accounting for all of the tax effects of the 2017 Tax Act.  We have made a reasonable estimate of certain effects of the 2017 Tax Act.  However, in other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  In all cases, we will continue to make and refine our calculations as additional analysis is completed.  Our estimates may also be affected as we gain a more thorough understanding of the tax law.  These changes could be material to income tax expense.

At year end December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We recorded a provisional amount of $347 million at that time.  At December 31, 2017, we recorded a one-time toll charge based on our unrepatriated earnings of certain foreign subsidiaries that were previously deferred.  This charge resulted in a provisional tax expense amount of $1.1 billion.  We will continue to analyze and refine our calculations related to the measurement of these balances.

As of March 31, 2018, Corning has not made sufficient progress on estimating the impact of tax reform on its assertion regarding its indefinitely reinvested foreign earnings; therefore, the Company will continue to follow its historic position while it continues to analyze this issue.  While Corning is not changing its assertion at this time, the Company distributed approximately $2 billion in January 2018 from two of its foreign subsidiaries to the U.S. parent of those subsidiaries.  There are no incremental taxes beyond the toll charge due with respect to this distribution of cash.

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

Under new guidance, a company can make a policy election to account for tax on global intangible low-taxed income (“GILTI”) as a period cost only or to also recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.  Corning’s accounting for the impact of the GILTI provisions of the 2017 Tax Act is incomplete and, as a result, it has not yet elected a policy to account for the GILTI provisions.

© 2018 Corning Incorporated. All Rights Reserved.

Index

We will continue to monitor future guidance and to assess the impacts of the 2017 Tax Act.

Corning has reached a preliminary agreement with the IRS Exam team to resolve the 2013 and 2014 audits.  This agreement resulted in $172 million of additional tax expense in the first quarter of 2018, of which $12 million relates to interest expense, net of tax benefit.  Corning will use tax attributes to cover most of the tax expense.

6.   (Loss) Earnings per Common Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net (loss) income attributable to Corning Incorporated	$(589)	$86
Less: Series A convertible preferred stock dividend	24	24
Net (loss) income available to common stockholders – basic	(613)	62
Net (loss) income available to common stockholders – diluted	$(613)	$62

Weighted-average common shares outstanding – basic	848	925
Effect of dilutive securities:
Stock options and other dilutive securities		11
Weighted-average common shares outstanding – diluted	848	936
Basic (loss) earnings per common share	$(0.72)	$0.07
Diluted (loss) earnings per common share	$(0.72)	$0.07

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock (1)	115	115
Employee stock options and awards	11	2
Total	126	117

(1)	In the three months ended March 31, 2018 and 2017, the Series A convertible preferred stock was anti-dilutive and therefore was excluded from the calculation of diluted earnings per share.

7.   Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	March 31,	December 31,
	2018	2017
Finished goods	$786	$739
Work in process	340	322
Raw materials and accessories	350	306
Supplies and packing materials	358	345
Total inventories, net of inventory reserves	$1,834	$1,712

© 2018 Corning Incorporated. All Rights Reserved.

Index

8.  Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended March 31, 2018 and December 31, 2017 is as follows (in millions):

	Display	Optical	Specialty	Life	All
	Technologies	Communications	Materials	Sciences	Other	Total
Balance at December 31, 2017	$136	$671	$150	$623	$114	$1,694
Foreign currency translation adjustment		(2)		4	2	4
Balance at March 31, 2018	$136	$669	$150	$627	$116	$1,698

Corning’s gross goodwill balances for the periods ended March 31, 2018 and December 31, 2017 each were $8.2 billion, respectively. Accumulated impairment losses were $6.5 billion for the periods ended March 31, 2018 and December 31, 2017, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other intangible assets are as follows (in millions):

	March 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$380	$191	$189	$382	$188	$194
Customer lists and other	886	224	662	884	209	675
Total	$1,266	$415	$851	$1,266	$397	$869

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets decreased in the first quarter of 2018, primarily due to amortization of $19 million, offset by foreign currency translation adjustments of $1 million.

Amortization expense related to these intangible assets is estimated to be $72 million annually for 2019, $71 million annually from 2020 to 2022, and $70 million annually for 2023.

9.  Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension Benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2018	2017	2018	2017

Service cost	$25	$24	$3	$3
Interest cost	32	31	6	7
Expected return on plan assets	(47)	(43)
Amortization of prior service cost (credit)	2	1	(1)	(1)
Total pension and postretirement benefit expense	$12	$13	$8	$9

The components of net period benefit cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of (loss) income.

On January 1, 2018, we adopted Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The service cost component of net periodic pension and postretirement benefit cost is presented with other current compensation costs in operating income.  The remaining components are included in the line item Other expense, net, in the consolidated statements of (loss) income.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Corning has applied the practical expedient which permits it to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  See Note 1 (Significant Accounting Policies) for additional information.

10.  Other Liabilities

Other liabilities follow (in millions):

	March 31,	December 31,
	2018	2017
Current liabilities:
Wages and employee benefits	$374	$620
Income taxes	192	148
Derivative instruments	122	42
Asbestos and other litigation (Note 3)	179	41
Other current liabilities	584	540
Other accrued liabilities	$1,451	$1,391

Non-current liabilities:
Defined benefit pension plan liabilities	$724	$713
Derivative instruments	830	333
Asbestos and other litigation (Note 3)	330	338
Investment in Hemlock Semiconductor Group ("HSG") (1)	66	105
Customer deposits (Note 2)	682	382
Deferred tax liabilities	514	451
Other non-current liabilities	651	695
Other liabilities	$3,797	$3,017

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

11.  Hedging Activities

Undesignated Hedges

The table below includes a total gross notional value for translated earnings contracts of $14.3 billion at March 31, 2018 and December 31, 2017.  The translated earnings contracts include average rate forwards of $13.1 billion and $13.0 billion and zero-cost collars of $1.2 billion and $1.3 billion at March 31, 2018 and December 31, 2017, respectively.  The majority of the average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2017-2022 and with gross notional values of $11.0 billion and $11.7 billion at March 31, 2018 and December 31, 2017, respectively.  The average rate forward contracts also partially hedge the impacts of the South Korean won, New Taiwan dollar, Chinese yuan, Euro and British pound translation on the Company’s projected net income.  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2018 and December 31, 2017 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,
	2018	2017	location	2018	2017	location	2018	2017

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$313	$294	Other current assets	$16	$20
			Other assets	3	1

Interest rate contracts	550	550				Other liabilities	$(11)	$(8)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	1,431	599	Other current assets	3	2	Other accrued liabilities	(14)	(7)

Translated earnings contracts	14,280	14,275	Other current assets	106	176	Other accrued liabilities	(108)	(34)
			Other assets	69	66	Other liabilities	(819)	(325)

Total derivatives	$16,574	$15,718		$197	$265		$(952)	$(374)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended March 31, 2018 and 2017 (in millions):

	Effect of derivative instruments on the consolidated financial statements
	for the three months ended March 31,
	Gain recognized in other		Location of gain/(loss)	Gain/(loss) reclassified from
	comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income (effective) (1)
relationships	2018	2017	income (effective)	2018	2017

			Cost of sales	$4	$(6)
Foreign exchange contracts	$2	$23

Total cash flow hedges	$2	$23		$4	$(6)

(1)	The amount of hedge ineffectiveness at March 31, 2018 and 2017 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended
	Location of gain/(loss)	March 31,
Undesignated derivatives	recognized in income	2018	2017

Foreign exchange contracts – balance sheet and loans	Other expense, net	$(19)	$2
Foreign currency hedges related to translated earnings	Translated earnings contract loss, net	(622)	(438)

Total undesignated		$(641)	$(436)

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$125		$125
Non-current assets:
Other assets (1)	$72		$72

Current liabilities:
Other accrued liabilities (1)	$122		$122
Non-current liabilities:
Other liabilities (1)(2)	$850		$830	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)	At March 31, 2018, other liabilities include contingent consideration that was measured using unobservable (level 3) inputs, in the amount of $20 million.

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)(2)	$497		$197	$300
Non-current assets:
Other assets (1)	$68		$68

Current liabilities:
Other accrued liabilities (1)(2)	$44		$42	$2
Non-current liabilities:
Other liabilities (1)(2)	$353		$333	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
(2)

At December 31, 2017, other current assets, other accrued liabilities and other liabilities include contingent consideration that was measured using unobservable (level 3) inputs, in the amounts of $300 million, $2 million and $20 million, respectively.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company has contingent consideration that was measured using unobservable (Level 3) inputs in an option pricing model.  The fair value of the potential receipt of the contingent consideration was calculated to be $300 million as of December 31, 2017.  As of March 31, 2018, the value of this contingent consideration is based on a contractual value and no longer calculated using unobservable (Level 3) inputs in an option pricing model.  The contractual value of this contingent consideration as of March 31, 2018 was $300 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

© 2018 Corning Incorporated. All Rights Reserved.

Index

13.  Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of March 31, 2018, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

2017 Share Repurchases

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  In the year ended December  31, 2017, Corning entered into two separate accelerated share repurchase agreements under this program (the “2017 ASR agreements”).  In the second quarter of 2017, Corning entered into and finalized an accelerated share repurchase agreement under which we paid $500 million for a total of 17.1 million shares.  In the third quarter of 2017, Corning entered into and finalized an additional accelerated share repurchase agreement under which we paid $500 million for a total of 17.2 million shares.

In addition to the 2017 ASR agreements, during the year ended December  31, 2017, the Company repurchased 50.1 million shares of common stock on the open market for approximately $1.4 billion, resulting in a total of 84.4 million shares repurchased for approximately $2.4 billion during 2017.

2018 Share Repurchases

In the three months ended March 31, 2018, the Company repurchased 27.1 million shares of common stock on the open market for approximately $814.3 million as part of its 2016 Repurchase Program.

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”).  The 2018 Repurchase Program will commence when the authorization under the 2016 Repurchase Program is exhausted.

Accumulated Other Comprehensive Loss

In the three months ended March 31, 2018 and 2017, the change in accumulated other comprehensive loss  was primarily related to the foreign currency translation adjustment.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended
	March 31,
	2018	2017
Beginning balance	$(529)	$(1,275)
Other comprehensive income (2)	260	434
Equity method affiliates (3)	4	16
Net current-period other comprehensive income	264	450
Ending balance	$(265)	$(825)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)	For the three months ended March 31, 2018 and 2017, amounts are net of tax expense of $10 million and $57 million, respectively.
(3)	Tax effects are not significant.

© 2018 Corning Incorporated. All Rights Reserved.

Index

14.  Reportable Segments

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

Effective beginning in the first quarter of 2018, the Company has changed its measurement of segment sales and segment net income, and has recast prior periods presented based on the new methodology.  Included in this new measurement is a change in our segment tax rate to 21% to better reflect our new corporate tax rate under U.S. tax reform.  Additionally, the impact of changes in the Japanese yen, Korean won, Chinese yuan and New Taiwan dollar will be excluded from segment sales and segment net income for the Display Technologies and Specialty Materials segments, and certain income and expenses that were previously allocated to our segments are now included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income.  These include items that are not used by our chief operating decision maker (“CODM”) in evaluating the results of or in allocating resources to our segments and include the following items:  the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; litigation, regulatory and other legal matters; restructuring, impairment and other charges; adjustments relating to acquisitions; and other non-recurring non-operational items.  Although we exclude these amounts from segment results, they are included in reported consolidated results.

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist the CODM in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information.  Segment net income may not be consistent with measures used by other companies.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2018
Reportable segment net sales	$745	$886	$278	$322	$232	$50	$2,513
Depreciation (1)	$144	$52	$33	$29	$14	$11	$283
Research, development and engineering expenses (2)	$23	$49	$39	$29	$5	$57	$202
Income tax (provision) benefit	$(49)	$(30)	$(12)	$(14)	$(7)	$20	$(92)
Segment net income (loss) (3)	$185	$109	$46	$52	$27	$(74)	$345

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2017
Reportable segment net sales	$782	$818	$300	$275	$210	$36	$2,421
Depreciation (1)	$129	$45	$29	$31	$12	$12	$258
Research, development and engineering expenses (2)	$19	$37	$36	$25	$6	$52	$175
Income tax (provision) benefit	$(65)	$(30)	$(15)	$(12)	$(6)	$15	$(113)
Segment net income (loss) (3)	$245	$110	$57	$44	$24	$(60)	$420

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.  Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income to consolidated net (loss) income below.

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended
	March 31,
	2018	2017
Net sales of reportable segments and All Other	$2,513	$2,421
Impact of foreign currency movements not included in segment net sales (1)	(13)	(46)
Net sales	$2,500	$2,375

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

© 2018 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment net income to consolidated net (loss) income follows (in millions):

	Three months ended
	March 31,
	2018	2017
Net income of reportable segments	$419	$480
Net loss of All Other	(74)	(60)
Unallocated amounts:
Impact of foreign currency movements not included in segment net income (loss)	(31)	(37)
Unrealized loss on foreign currency hedges related to translated earnings	(622)	(438)
Litigation expense	(136)	(3)
Research, development, and engineering expense	(39)	(27)
Equity in earnings of affiliated companies (1)	(37)	(79)
Income tax (provision) benefit	(32)	179
Other corporate items	(37)	71
Net (loss) income	$(589)	$86

(1)	Primarily represents the equity earnings of HSG.

© 2018 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2017 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2017 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2018.

Our MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Core Performance Measures
•	Reportable Segments
•	Capital Resources and Liquidity
•	Critical Accounting Estimates
•	Environment
•	Forward-Looking Statements

OVERVIEW

Strategy and Capital Allocation Framework

In October 2015, Corning announced a strategy and capital allocation framework (the “Framework”) that reflects the Company’s financial and operational strengths, as well as its ongoing commitment to increasing shareholder value.  The Framework outlines our leadership priorities and articulates the opportunities we see across our businesses.  We designed the Framework to create significant value for shareholders by focusing our portfolio and leveraging our financial strength.  Under our Framework, we target generating $26 billion to $30 billion of cash through 2019, returning more than $12.5 billion to shareholders and investing $10 billion to sustain our leadership positions and deliver growth.

Our probability of success increases as we invest in our world-class capabilities.  Corning is concentrating approximately 80% of its research, development and engineering investment and capital spending on a cohesive set of three core technologies, four manufacturing and engineering platforms, and five market-access platforms.  This strategy allows us to quickly apply our talents and repurpose our assets as needed.

Summary of results for the three months ended March 31, 2018

Net sales in the three months ended March 31, 2018 were $2,500 million, compared to $2,375 million in the same period in 2017.  The increase was driven by higher sales in the Optical Communications, Environmental Technologies and Life Sciences segments, up $68 million, $47 million and $22 million, respectively.

In the first quarter of 2018, we generated a net loss of $589 million, or $(0.72) per share, compared to net income of $86 million, or $0.07 per share, for the same period in 2017.  The decrease in net income of $675 million was primarily driven by the following items (amounts presented after-tax):

•	An increase of $263 million in translated earnings contracts losses;
•	A $103 million charge related to legal matters, including a ruling in an intellectual property lawsuit and developments in civil litigation matters;
•	The preliminary agreement with the Internal Revenue Service to settle an audit in the amount of $172 million;
•	Lower net income in the Display Technologies, Specialty Materials and All Other segments, down $60 million, $11 million and $14 million, respectively; and
•

A decrease of $32 million in equity earnings, driven largely by the absence of a $46 million gain recorded in the first quarter of 2017 resulting from the modification of long-term sales agreements with a customer of HSG.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net loss in the three months ended March 31, 2018 when compared to the same period in 2017.

2018 Corporate Outlook

We believe 2018 will be another year of strong growth and investment, consistent with our Strategy and Capital Allocation Framework, and anticipate that segment net sales will grow to approximately $11 billion.  In our Display Technologies segment, we expect pricing to continue to improve, with year-over-year declines reaching mid-single digits, an important milestone toward our goal of stabilizing returns.  We anticipate Corning’s LCD glass volume will grow faster than the expected LCD glass market growth of mid-single digits, driven by the ramp of our Gen 10.5 facility in China.  In the Optical Communications segment, we expect sales to increase by about 10%, excluding any contribution from the pending acquisition of 3M’s Communications Market Division, driven by strong demand from carrier and enterprise network customers, supported by our planned capacity additions.  We expect growth in the Specialty Materials segment, the rate of which will depend on new model launches and the adoption of our innovations. We expect sales growth of approximately 10% in our Environmental Technologies segment, driven by continued strength in automotive product sales, on-going improvements in the heavy-duty diesel market and from the commercial launch of gas-particulate filters.  We anticipate mid-single digit growth in the Life Sciences segment.

© 2018 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three months ended March 31, 2018 and 2017 follow (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17

Net sales	$2,500	$2,375	5%

Gross margin	$955	$951	0%
(gross margin %)	38%	40%

Selling, general and administrative expenses	$501	$319	57%
(as a % of net sales)	20%	13%

Research, development and engineering expenses	$241	$202	19%
(as a % of net sales)	10%	9%

Translated earnings contract loss, net	$(622)	$(438)	(42%)
(as a % of net sales)	*	*

(Loss) income before income taxes	$(465)	$20	*
(as a % of net sales)	*	1%

(Provision) benefit for income taxes	$(124)	$66	*
(as a % of net sales)	*	3%

Net (loss) income attributable to Corning Incorporated	$(589)	$86	*
(as a % of net sales)	*	4%

*Percent change is not meaningful.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Net Sales

The following table presents net sales by reportable segment (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17
Display Technologies	$745	$782	(5%)
Optical Communications	886	818	8%
Specialty Materials	278	300	(7%)
Environmental Technologies	322	275	17%
Life Sciences	232	210	10%
All Other	50	36	39%
Total net sales of reportable segments	$2,513	$2,421	4%

For the three months ended March 31, 2018, net sales of reportable segments increased by $92 million, or 4% when compared to the same period in 2017.  The primary sales drivers by segment were as follows:

•

A decrease of $37 million in the Display Technologies segment, driven by LCD glass price declines in the high-single digits in percentage terms, partially offset by a mid-single digit increase in volume;

•	An increase of $68 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $49 million and $19 million, respectively;
•	A decrease of $22 million in the Specialty Materials segment, driven by a decrease in volume;
•

An increase of $47 million in the Environmental Technologies segment, driven by an increase of $22 million in automotive product sales, due to market strength in Europe, China and North America, and an increase of $25 million in diesel products sales, driven by higher demand for heavy-duty diesel products in North America and Europe, as well as higher sales of diesel particulate filters; and

•	An increase of $22 million in the Life Sciences segment, driven by higher sales in North America and China.

Movements in foreign exchange rates impacted Corning’s consolidated net sales in the amount of $87 million in the three months ended March 31, 2018, when compared to the prior year.

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

Gross Margin

In the three months ended March 31, 2018, gross margin dollars remained relatively consistent, but gross margin as a percentage of net sales declined by 2% when compared to the same period in 2017, driven by LCD glass price declines in the high single-digits in percentage terms and manufacturing inefficiencies in the Display Technologies segment, combined with spending for capacity expansions for optical fiber and cable and gasoline particulate filter products.

Selling, General and Administrative Expenses

When compared to the first quarter of 2017, selling, general and administrative expenses increased by $182 million, or 57%, in the three months ended March 31, 2018.  The increase was due to the following items:

•

An increase of $144 million in litigation, due to a $132 million charge related to legal matters, including a ruling in an intellectual property lawsuit and developments in commercial litigation matters, combined with the absence of a $12 million settlement of wage litigation in the first quarter of 2017;

•	An increase in the Optical Communications segment and in our emerging businesses, up $8 million and $6 million, respectively, driven by investments in new customers and new business growth; and
•	An increase of $18 million in corporate spending primarily related to new information technology platforms and outside legal fees.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Research, Development and Engineering Expenses

For the three months ended March 31, 2018, research, development and engineering expenses increased by $39 million, or 19%, when compared to the same period last year, driven by higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses increased slightly in the first quarter, when compared to the same period last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended
	March 31,
	2018	2017
Hemlock Semiconductor Group	$39	$79
All other		1
Total equity earnings	$39	$80

Equity in earnings of affiliated companies decreased by $41 million, driven largely by the absence of a $46 million gain recorded in the first quarter of 2017 resulting from the modification of long-term sales agreements with a customer of HSG.

Translated earnings contract loss, net

Included in the line item Translated earnings contract loss, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, euro, New Taiwan dollar, Chinese yuan and British pound and its impact on our net earnings.  The following table provides detailed information on the impact of our translated earnings contract losses and gains:

	Three Months Ended		Three Months Ended		Change
	March 31, 2018		March 31, 2017		2018 vs. 2017
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$10	$8	$80	$50	$(70)	$(42)
Unrealized loss, net	(632)	(547)	(518)	(326)	(114)	(221)
Total translated earnings contract gain (loss), net	$(622)	$(539)	$(438)	$(276)	$(184)	$(263)

The gross notional value outstanding on our translated earnings contracts at March 31, 2018 and December 31, 2017 were as follows (in billions):

	March 31,	Dec. 31,
	2018	2017
Japanese yen-denominated hedges	$12.2	$13.0
South Korean won-denominated hedges	0.8	0.8
Euro-denominated hedges	0.5	0.3
Chinese yuan-denominated hedges	0.7	0.2
British pound-denominated hedges	0.1
Total gross notional value outstanding	$14.3	$14.3

© 2018 Corning Incorporated. All Rights Reserved.

Index

(Loss) Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated loss before income taxes in the three months ended March 31, 2018 when compared to the same period in 2017.

(Provision) Benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rate were as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017

(Provision) benefit for income taxes	$(124)	$66
Effective tax rate (benefit)	26.7%	(330.0%)

For the three months ended March 31, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with the IRS to settle the income tax audit of years 2013 and 2014; and
•

A reduction in the tax benefit of $37 million from domestic losses attributable to foreign exchange and losses on translated earnings contracts due to the impacts of the base erosion and anti-deferral tax (“BEAT”).

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

Net (Loss) Income Attributable to Corning Incorporated

As a result of the items discussed above, our net (loss) income and per share data is as follows (in millions, except per share amounts):

	Three months ended
	March 31,
	2018	2017
Net (loss) income attributable to Corning Incorporated	$(589)	$86
Net (loss) income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$(613)	$62
Net (loss) income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$(613)	$62
Basic (loss) earnings per common share	$(0.72)	$0.07
Diluted (loss) earnings per common share	$(0.72)	$0.07

Weighted-average common shares outstanding - basic	848	925
Weighted-average common shares outstanding - diluted	848	936

(1)	Refer to Note 6 ((Loss) Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive (Loss) Income

For the three months ended March 31, 2018 comprehensive (loss) income decreased by $890 million when compared to the same period in 2017, due to a decrease in net income of $675 million, the negative impact of the change in foreign currency translation gains and losses of $186 million, driven primarily by the Japanese yen and the euro, and a decrease in net unrealized gains of designated hedges of $26 million.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Refer to Note 13 (Shareholders’ Equity) to the consolidated financial statements for additional information.

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we adjust certain measures provided by our consolidated financial statements to exclude specific items to arrive at core performance measures.  These items include gains and losses on our translated earnings contracts, acquisition-related costs, certain discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Additionally, Corning has adopted the use of constant currency reporting for our Display Technologies and Specialty Materials segments for the Japanese yen, South Korean won, Chinese yuan and New Taiwan dollar currencies.  The Company believes that the use of constant currency reporting allows investors to understand our results without the volatility of currency fluctuations, and reflects the underlying economics of the translated earnings contracts used to mitigate the impact of changes in currency exchange rates on our earnings and cash flows.  Corning also believes that reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.

These measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for, GAAP reporting measures.  With respect to the Company’s outlooks for future periods, it is not possible to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of the Japanese yen, South Korean won, Chinese yuan or New Taiwan dollar against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control.  As a result, the Company is unable to provide outlook information on a GAAP basis.

See “Use of Non-GAAP Financial Measures” for details on core performance measures.  For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17
Core net sales	$2,513	$2,421	4%
Core equity in earnings of affiliated companies	$25	$8	213%
Core earnings	$299	$376	(20)%

Core Net Sales

Core net sales are consistent with net sales by reportable segment.  Net sales by reportable segment are presented below (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17
Display Technologies	$745	$782	(5)%
Optical Communications	886	818	8%
Specialty Materials	278	300	(7)%
Environmental Technologies	322	275	17%
Life Sciences	232	210	10%
All Other	50	36	39%
Total core net sales	$2,513	$2,421	4%

© 2018 Corning Incorporated. All Rights Reserved.

Index

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended
	March 31,
	2018	2017

Hemlock Semiconductor Group	$25	$7
All other		1
Total core equity earnings	$25	$8

Core Earnings

In the three months ended March 31, 2018, we generated core earnings of $299 million or $0.31 per share, compared to core earnings generated in the three months ended March 31, 2017 of $376 million, or $0.36 per share.  The decrease of $77 million was primarily due to lower net income in the Display Technologies and Specialty Materials segments, down $60 million and $11 million, respectively, as well as lower earnings in emerging businesses, down $14 million.  An increase in net income of $8 million in the Environmental Technologies segment partially offset the decrease.

Included in core earnings for the three months ended March 31, 2018 and 2017 is net periodic pension expense in the amounts of $12 million and $13 million, respectively.

Refer to Note 9 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2018	2017
Core earnings attributable to Corning Incorporated	$299	$376
Less: Series A convertible preferred stock dividend	24	24
Core earnings available to common stockholders - basic	275	352
Add: Series A convertible preferred stock dividend	24	24
Core earnings available to common stockholders - diluted	$299	$376

Weighted-average common shares outstanding - basic	848	925
Effect of dilutive securities:
Stock options and other dilutive securities	10	11
Series A convertible preferred stock	115	115
Weighted-average common shares outstanding - diluted	973	1,051
Core basic earnings per common share	$0.32	$0.38
Core diluted earnings per common share	$0.31	$0.36

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended March 31, 2018
			(Loss)
			income before		Effective
	Net	Equity	income	Net (loss)	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,500	$39	$(465)	$(589)	(26.7%)	$(0.72)
Constant-currency adjustment (1)	13		36	31		0.04
Translation loss on Japanese yen-denominated debt (2)			39	31		0.04
Translated earnings contract loss (3)			612	531		0.63
Acquisition-related costs (4)			19	15		0.02
Discrete tax items and other tax-related adjustments (5)				171		0.20
Litigation, regulatory and other legal matters (6)			132	103		0.12
Restructuring, impairment and other charges (7)			23	18		0.02
Equity in earnings of affiliated companies (8)		(14)	(14)	(12)		(0.01)
Core performance measures	$2,513	$25	$382	$299	21.7%	$0.31

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

	Three Months Ended March 31, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax (benefit)	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,375	$80	$20	$86	(330.0%)	$0.07
Constant-currency adjustment (1)	46		50	37		0.04
Translated earnings contract loss (3)			442	278		0.26
Acquisition-related costs (4)			22	15		0.01
Discrete tax items and other tax-related adjustments (5)				9		0.01
Litigation, regulatory and other legal matters (6)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (7)			10	8		0.01
Equity in earnings of affiliated companies (8)		(72)	(72)	(46)		(0.04)
Adjustments related to acquisitions (9)			(3)	(2)
Core performance measures	$2,421	$8	$457	$376	17.7%	$0.36

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Items which we exclude from GAAP measures to arrive at core performance measures are as follows:

(1)

Constant-currency:  Because a significant portion of Display Technologies segment revenues are denominated in Japanese yen, and a significant portion of Display Technologies and Specialty Materials segment manufacturing costs are denominated in Japanese Yen, Korean won, New Taiwan dollar and Chinese yuan, management believes it is important to understand the impact on core earnings of translating these currencies into U.S. dollars.  Presenting results on a constant-currency basis mitigates their translation impact and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.

Constant-yen:  As of January 1, 2018, we use an internally derived management rate of ¥107, which is closely aligned to our current yen portfolio of foreign currency hedges, and have recast all periods presented based on this rate in order to effectively remove the impact of changes in the Japanese yen.

Constant-won:  As of January 1, 2018, we use an internally derived management rate of ₩1,175, which is closely aligned to our current won portfolio of foreign currency hedges, and have recast all periods presented based on this rate.

Constant-yuan:  In January, 2018, we began presenting results of the Display Technologies and Specialty Materials segments on a constant-yuan basis to mitigate the translation impact of this currency on these segments.  We use an internally derived management rate of yuan 6.7, which is closely aligned to our current Yuan portfolio of foreign currency hedges and consistent with historical prior period averages.

Constant-Taiwan dollar:  In January, 2018, we began presenting results of the Display Technologies and Specialty Materials segments on a constant-Taiwan dollar basis to mitigate the translation impact of this currency on these segments.  We use an internally derived management rate of New Taiwan dollar 31, which is closely aligned to our current New Taiwan dollar portfolio of cash flow hedges, and approximates the 10-year historical average of the currency.

(2)	Translation loss on Japanese yen-denominated debt: The loss on the translation of our yen-denominated debt to U.S. dollars.
(3)

Translated earnings contract loss:  We have excluded the impact of the realized and unrealized gains and losses of our Japanese yen, South Korean won, Chinese yuan and New Taiwan dollar-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our euro and British pound-denominated foreign currency hedges related to translated earnings.

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)

Discrete tax items and other tax-related adjustments:  For 2018, this amount primarily relates to the preliminary IRS audit settlement.  For 2017, this amount represents the removal of discrete adjustments (e.g. changes in tax law and changes in judgment about the realizability of certain deferred tax assets) as well as other non-operational tax-related adjustments.

(6)	Litigation, regulatory and other legal matters: Includes amounts related to certain legal matters.
(7)	Restructuring, impairment and other charges: This amount includes restructuring, impairment and other charges, and other expenses and disposal costs not classified as restructuring expense.
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

© 2018 Corning Incorporated. All Rights Reserved.

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

Effective beginning in the first quarter of 2018, the Company has changed its measurement of segment sales and segment net income, and has recast prior periods presented based on the new methodology.  Included in this new measurement is a change in our segment tax rate to 21% to better reflect our new corporate tax rate under U.S. tax reform  Additionally,  the impact of changes in the Japanese yen, Korean won, Chinese yuan and New Taiwan dollar will be excluded from segment sales and segment net income for the Display Technologies and Specialty Materials segments, and certain income and expenses that were previously allocated to our segments are now included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income.  These include items that are not used by our chief operating decision maker (“CODM”) in evaluating the results of or in allocating resources to our segments and include the following items:  the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; litigation, regulatory and other legal matters; restructuring, impairment and other charges; adjustments relating to acquisitions; and other non-recurring non-operational items.  Although we exclude these amounts from segment results, they are included in reported consolidated results.

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist the CODM in making internal operating decisions.  We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information.  Segment net income may not be consistent with measures used by other companies.

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17

Segment net sales	$745	$782	(5%)
Segment net income	$185	$245	(24%)

© 2018 Corning Incorporated. All Rights Reserved.

Index

Net sales in the Display Technologies segment decreased by $37 million, or 5%, in the first quarter of 2018, when compared to the first quarter of 2017.  The decrease was driven by LCD glass price declines in the high-single digits in percentage terms, partially offset by an increase in volume in the mid-single digits in line with the overall glass market.  First-quarter sequential price declines were the best first quarter since 2010.  Net income decreased by $60 million, or 24%, due to the LCD glass price declines described above and an increase of $12 million in manufacturing costs primarily driven by the impact of the start-up of our facility in Hefei, China.  These items were partially offset by the increase in volume described above.

Outlook:

In the second quarter, we expect the LCD glass market volume to grow low-single digits sequentially, and for our volume to grow faster than the market.  We expect second-quarter sequential price declines to be less than the first quarter, and the best price decline performance for a second quarter we have seen in well over a decade.

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17

Segment net sales	$886	$818	8%
Segment net income	$109	$110	(1%)

Net sales in the Optical Communications segment increased by $68 million, or 8%, in the first quarter of 2018, due to higher sales of carrier and enterprise network products, up $49 million and $19 million, respectively.  Strong growth in the North American and European fiber-to-the-home market drove the increase in carrier network products, and an increase in hyper-scale data centers drove the increase in enterprise network.

Net income in the first quarter of 2018 decreased by $1 million, or 1%, driven by costs associated with our planned capacity expansions, plus investments in new customers and technology, offset by the increase in sales described above.

Outlook:

In the second quarter, Optical Communications sales are expected to increase by a low-teens percentage on a year-over-year basis.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17

Segment net sales	$278	$300	(7%)
Segment net income	$46	$57	(19%)

Net sales in the Specialty Materials segment decreased by $22 million, or 7%, in the first quarter of 2018 when compared to the same period in 2017, driven by a decrease in volume.  Net income decreased by $11 million, or 19%, primarily driven by lower volume and development costs for new technology.  Improvements in manufacturing efficiency partially offset the decline.

Outlook:

In the second quarter of 2018, Specialty Materials sales are expected to be down mid-to-high single digits year-over-year.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17

Segment net sales	$322	$275	17%
Segment net income	$52	$44	18%

Net sales in the Environmental Technologies segment increased $47 million, or 17%, in the first quarter of 2018 when compared to the same period in 2017.  Automotive product sales increased by $22 million, due to market strength in Europe, China and North America, and continued sales growth of gas particulate filters.  Diesel product sales increased $25 million, driven by higher demand for heavy-duty diesel products in North America and Europe. Movements in foreign exchange rates impacted net sales in the amount of $20 million when compared to the same period in 2017.

Net income in the first quarter of 2018 increased by $8 million, or 18%, driven by the sales increase outlined above and improved manufacturing efficiencies.  Movements in foreign exchange rates impacted net income in the amount of $3 million when compared to the same period in 2017.

Outlook:

In the second quarter, we expect sales to increase in the high-teens in percentage terms.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17

Segment net sales	$232	$210	10%
Segment net income	$27	$24	13%

Net sales in the Life Sciences segment increased by $22 million, or 10%, in the first quarter of 2018 when compared to the same period in 2017, driven by higher sales in North America and China.  Movements in foreign exchange rates impacted net sales in the amount of $9 million in the three months ended March 31, 2018 when compared to the same period in 2017.

Net income in the first quarter of 2018 increased by $3 million, or 13%, driven by the increase in sales described above.  Movements in foreign exchange rates did not materially impact net income in the three months ended March 31, 2018 when compared to the same period in 2017.

Outlook:

Second-quarter sales are expected to grow in the high-single digits on a year-over-year basis.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following table provides net sales and other data for All Other (in millions):

	Three months ended		%
	March 31,		change
	2018	2017	18 vs. 17

Segment net sales	$50	$36	39%
Segment net income	$(74)	$(60)	23%

Net sales of this segment increased by $14 million, or 39%, in the three months ended March 31, 2018, when compared to the same period in 2017, driven by an increase in sales in our emerging businesses.  The increase in the net loss in the first quarter of $14 million, or 23%, reflects higher losses in our development projects.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

There were no significant items that impacted Corning’s financing and capital resources in the three months ended March 31, 2018 and 2017.

Common Stock Dividends

On February 7, 2018, Corning’s Board of Directors declared a 16% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.155 to $0.18 per share of common stock, beginning with the dividend to be paid in the first quarter of 2018.  This increase marks the seventh dividend increase since October 2011.

Share Repurchase Program

During 2017, Corning repurchased 84.4 million shares for approximately $2.4 billion through accelerated share repurchase agreements and open market repurchases under the 2016 Repurchase Program.

In the three months ended March 31, 2018, the Company repurchased 27.1 million shares of common stock on the open market for approximately $814.3 million as part of its 2016 Repurchase Program.

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”).  The 2018 Repurchase Program will commence when the authorization under the 2016 Repurchase Program is exhausted.

Refer to Note 13 (Shareholders’ Equity) for additional information.

Capital Spending

Capital spending totaled $655 million and $364 million in the three months ended March 31, 2018 and 2017, respectively.  We expect our 2018 capital expenditures to be slightly more than $2.0 billion, driven by expansions related to the Gen 10.5 glass manufacturing facility, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment and investment to support growth in customer demand in the Optical Communications and Specialty Materials segments.

Cash Flow

Summary of cash flow data (in millions):

	Three months ended
	March 31,
	2018	2017
Net cash provided by operating activities	$320	$191
Net cash used in investing activities	$(644)	$(326)
Net cash used in financing activities	$(959)	$(388)

Net cash provided by operating activities increased by $129 million in the three months ended March 31, 2018 when compared to the same period last year, driven by customer deposits received of $276 million and a decrease of $94 million in accounts receivable in the Specialty Materials segment, partially offset by an increase in payments for variable compensation, a decrease of $34 million in dividends received from affiliated companies and an increase in inventory of $69 million in the Specialty Materials segment.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Net cash used in investing activities increased by $318 million in the three months ended March 31, 2018 when compared to the same period last year, driven by an increase of $291 million in capital expenditures largely due to capacity expansion projects in our Display Technologies and Optical Communications segments.

Net cash used in financing activities in the three months ended March 31, 2018 increased by $571 million when compared to the same period last year, driven by higher share repurchases, up $400 million, and a decrease of $161 million in proceeds from the exercise of stock options

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	As of	As of
	March 31,	December 31,
	2018	2017

Working capital	$4,668	$5,618
Current ratio	2.6:1	2.8:1
Trade accounts receivable, net of allowances	$1,747	$1,807
Days sales outstanding	63	62
Inventories	$1,834	$1,712
Inventory turns	3.6	3.7
Days payable outstanding (1)	45	51
Long-term debt (excluding current portion)	$4,808	$4,749
Total debt to total capital	26%	25%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2017 Form 10-K.

	Rating	Outlook
RATING AGENCY	Long-Term Debt	last update

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity

We ended the first quarter of 2018 with approximately $3 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world, with approximately 47% held outside of the United States, and are generally unrestricted.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. In January 2018, the Company distributed approximately $2 billion from two of its foreign subsidiaries to the U.S. parent of those subsidiaries.  There were no incremental taxes beyond the toll charge due with the respect to this distribution of cash.

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

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $2 billion.  Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  At March 31, 2018 and December 31, 2017 Corning did not have outstanding commercial paper.

© 2018 Corning Incorporated. All Rights Reserved.

Index

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

Our major source of funding for 2018 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, acquisitions, asbestos litigation, capital expenditures, scheduled debt repayments, dividend payments and share repurchase programs.

Corning has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At March 31, 2018, our leverage using this measure was approximately 26% and we are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.    As of March 31, 2018, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in our off balance sheet arrangements as disclosed in our 2017 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2017 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that require management’s most difficult, subjective or complex judgments are described in our 2017 Form 10-K and remain unchanged through the first three months of 2018.  For certain items, additional details are provided below.

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

At March 31, 2018 and December 31, 2017, the carrying value of precious metals was higher than the fair market value by $661 million and $711 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

© 2018 Corning Incorporated. All Rights Reserved.

Index

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2018 and December 31, 2017, Corning had accrued approximately $38 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

-	loss of significant customers;
-	changes in tax laws and regulations, including the 2017 Tax Act;
-	the potential impact of legislation, government regulations, and other government action and investigations; and
-	other risks detailed in Corning’s SEC filings.

© 2018 Corning Incorporated. All Rights Reserved.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2017 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk and how we mitigate that risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2017 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2018, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. See our 2017 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of March 31, 2018, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2017 Form 10-K, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2017 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.  There have been no material changes to Part I, Item 1A. Risk Factors in our 2017 Form 10-K.

© 2018 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2018:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share	or program	or programs

January 1 - 31, 2018	4,726,472	$33.43	4,693,608
February 1 - 28, 2018	10,073,351	29.77	10,056,640
March 1 - 31, 2018	12,348,614	28.99	12,348,614
Total	27,148,437	$30.06	27,098,862	$764,120,457

(1)

This column reflects the following transactions during the first quarter of 2018:  (i) the deemed surrender to us of 33,952 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 15,623 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 27,148,437 shares of common stock under the 2016 Repurchase Program.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 26, 2018	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2018 Corning Incorporated. All Rights Reserved.