Form 10-Q
period 2018-06-30
CORNING INC /NY
filed 2018-07-27
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 13, 2018
Corning’s Common Stock, $0.50 par value per share	810,015,005 shares

© 2018 Corning Incorporated. All Rights Reserved.

Index

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$2,747	$2,497	$5,247	$4,872
Cost of sales	1,675	1,510	3,220	2,934

Gross margin	1,072	987	2,027	1,938

Operating expenses:
Selling, general and administrative expenses	412	378	913	697
Research, development and engineering expenses	243	206	484	408
Amortization of purchased intangibles	22	18	41	35

Operating income	395	385	589	798

Equity in earnings of affiliated companies	31	37	70	117
Interest income	9	11	22	23
Interest expense	(43)	(38)	(95)	(75)
Translated earnings contract gain (loss), net	458	219	(164)	(219)
Other income (expense), net	14	(22)	(23)	(32)

Income before income taxes	864	592	399	612
Provision for income taxes (Note 5)	(126)	(153)	(250)	(87)

Net income attributable to Corning Incorporated	$738	$439	$149	$525

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.87	$0.46	$0.12	$0.52
Diluted (Note 6)	$0.78	$0.42	$0.12	$0.50

Dividends declared per common share	$0.18	$0.155	$0.36	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income attributable to Corning Incorporated	$738	$439	$149	$525

Foreign currency translation adjustments and other (Note 14)	(428)	(46)	(164)	404
Net unrealized (losses) gains on investments	(1)	13		16
Unamortized gains (losses) and prior service credits for postretirement benefit plans	(6)	16	(5)	17
Net unrealized (losses) gains on designated hedges	(23)	12	(24)	38
Other comprehensive (loss) income, net of tax	(458)	(5)	(193)	475

Comprehensive income (loss) attributable to Corning Incorporated	$280	$434	$(44)	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$2,023	$4,317
Trade accounts receivable, net of doubtful accounts and allowances - $65 and $60	1,842	1,807
Inventories, net of inventory reserves - $167 and $169 (Note 7)	1,896	1,712
Other current assets	723	991
Total current assets	6,484	8,827

Investments	339	340
Property, plant and equipment, net of accumulated depreciation - $11,259 and $10,809	14,201	14,017
Goodwill, net (Note 9)	1,918	1,694
Other intangible assets, net (Note 9)	1,332	869
Deferred income taxes (Note 5)	859	813
Other assets	1,007	934

Total Assets	$26,140	$27,494

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$252	$379
Accounts payable	1,111	1,439
Other accrued liabilities (Note 3 and Note 11)	1,545	1,391
Total current liabilities	2,908	3,209

Long-term debt (Note 4)	5,099	4,749
Postretirement benefits other than pensions (Note 10)	702	749
Other liabilities (Note 3 and Note 11)	3,480	3,017
Total liabilities	12,189	11,724

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 14):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,711 million and 1,708 million	855	854
Additional paid-in capital – common stock	14,158	14,089
Retained earnings	15,731	15,930
Treasury stock, at cost; Shares held: 902 million and 850 million	(18,132)	(16,633)
Accumulated other comprehensive loss	(1,035)	(842)
Total Corning Incorporated shareholders’ equity	13,877	15,698
Noncontrolling interests	74	72
Total equity	13,951	15,770

Total Liabilities and Equity	$26,140	$27,494

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$149	$525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	604	523
Amortization of purchased intangibles	41	35
Equity in earnings of affiliated companies	(70)	(117)
Dividends received from affiliated companies	5	67
Deferred tax expense (benefit) provision	46	(76)
Customer incentives and deposits	576
Translated earnings contract loss	164	219
Unrealized translation loss (gain) on transactions	38	(194)
Changes in certain working capital items:
Trade accounts receivable	(41)	(98)
Inventories	(193)	(110)
Other current assets	(30)	(100)
Accounts payable and other current liabilities	(146)	(317)
Other, net	(108)	114
Net cash provided by operating activities	1,035	471

Cash Flows from Investing Activities:
Capital expenditures	(1,177)	(761)
Acquisition of business, net of cash received	(794)	(38)
Proceeds from settlement of initial contingent consideration asset	196
Short-term investments – liquidations		29
Realized gains on translated earnings contracts	36	149
Other, net	(16)	(13)
Net cash used in investing activities	(1,755)	(634)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(375)
Proceeds from issuance of long-term debt, net	596
Principal payments under capital lease obligations	(1)	(1)
Payments of employee withholding tax on stock awards	(10)	(11)
Proceeds from the exercise of stock options	43	252
Repurchases of common stock for treasury	(1,483)	(1,045)
Dividends paid	(348)	(333)
Net cash used in financing activities	(1,578)	(1,138)
Effect of exchange rates on cash	4	199
Net decrease in cash and cash equivalents	(2,294)	(1,102)
Cash and cash equivalents at beginning of period	4,317	5,291
Cash and cash equivalents at end of period	$2,023	$4,189

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

On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The service cost component of net periodic pension and postretirement benefit cost is presented with other current compensation costs in operating income.  The remaining components are included in the line item Other income (expense), net, in the Consolidated Statements of Income.  Corning has applied the practical expedient which permits it to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The impact of adopting the standard on Corning’s financial statements was not material.

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

At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements.  Where we have offered product warranties, we also establish liabilities for estimated warranty costs based upon historical experience and specific warranty provisions.  Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability.  Product warranty liabilities are not material at June 30, 2018 and December 31, 2017.

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

Our revenues by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues by Product Category	2018	2017	2018	2017
Display products	$768	$747	$1,500	$1,483

Telecommunication products	1,023	882	1,909	1,700

Specialty glass products	343	337	621	637

Environmental substrate and filter products	317	263	639	538

Life science products	245	221	477	431

All Other	51	47	101	83
	$2,747	$2,497	$5,247	$4,872

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

Contract liabilities include deferred revenues, other advanced payments and customer deposits. Deferred revenue and other advanced payments are not significant to our operations and are classified as part of other current liabilities in our financial statements.  Customer deposits are predominately related to Display products and are classified as part of other current liabilities and other long- term liabilities as appropriate, and are disclosed below.

Customer Deposits

As of June 30, 2018, Corning has customer deposits of approximately $1.0 billion, of which $576 million was received in the first half of 2018.  These represent non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements range up to ten years. As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2018 and 2017, no credit memoranda were issued.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

3.   Commitments, Contingencies and Guarantees

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2016, the Company’s liability under the Plan was $290 million, which is required to be paid through a series of fixed payments beginning in the second quarter of 2017.  Payments of $35 million and $70 million were made in June 2018 and June 2017, respectively.  At June 30, 2018, the total amount of payments due in years 2019 through 2022 is $185 million, of which $50 million is due in the second quarter of 2019 and is classified as a current liability.  The remaining $135 million is classified as a non-current liability.

Non-PCC Asbestos Claims and Insurance Litigation

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liability at this time.  At June 30, 2018 and December 31, 2017, the amount of the reserve for these non-PCC asbestos claims was $147 million.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million.  In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability.   At June 30, 2018, Dow Corning had recorded a reserve for breast implant litigation of $263 million.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional interest at default rates and enforcement costs, during the period from May 1995 through June 2004.  As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million.  In the event Dow Corning’s liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits.  At June 30, 2018, Dow Corning estimated the liability to commercial creditors to be within the range of $77 million to $260 million.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2018 and December 31, 2017, Corning had accrued approximately $35 million and $38 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At June 30, 2018, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

4.   Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $5.2 billion and $5.1 billion at June 30, 2018 and December 31, 2017, respectively, compared to recorded book values of $5.1 billion at June 30, 2018 and $4.7 billion at December 31, 2017.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning did not have outstanding commercial paper at June 30, 2018 and December 31, 2017.

Debt Issuances

2018

In the second quarter of 2018, Corning issued three Japanese yen-denominated debt securities (the “Notes”), as follows:

•	¥10 billion 0.722% senior unsecured notes with a maturity of 7 years;
•	¥30.5 billion 1.043% senior unsecured notes with a maturity of 10 years; and
•	¥25 billion 1.219% senior unsecured notes with a maturity of 12 years.

The proceeds from the Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance.  The net proceeds received in U.S. dollars, after deducting offering expenses, were $596 million.    Payments of principle and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

5.   Income Taxes

Our provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Provision for income taxes	$(126)	$(153)	$(250)	$(87)
Effective tax rate	14.6%	25.8%	62.7%	14.2%

For the three months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	A reduction in the estimated impact of the base erosion and anti-deferral tax (“BEAT”) attributable to year-to-date losses from foreign exchange and translated earnings contracts;
•	Additional tax amounts related to global intangible low-taxed income (“GILTI”); and
•	A $28 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable.

For the six months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audit for the years 2013 and 2014;
•	Additional tax amounts related to global intangible low-taxed income (“GILTI”); and
•	A $28 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable.

For the three and six months ended June 30, 2017, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017.  The 2017 Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.  At June 30, 2018, we have not completed our accounting for all of the tax effects of the 2017 Tax Act.  We have made a reasonable estimate of certain effects of the 2017 Tax Act.  However, in other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  In all cases, we will continue to make and refine our calculations as additional analysis is completed.  Our estimates may also be affected as we gain a more thorough understanding of the tax law.  These changes could be material to income tax expense.

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

As of June 30, 2018, Corning has not yet completed its analysis of tax reform on its assertion regarding its indefinitely reinvested foreign earnings; therefore, the Company will continue to follow its historic position while it continues to analyze this issue.  While Corning is not changing its assertion at this time, the Company distributed approximately $2.2 billion during 2018 from its foreign subsidiaries to the U.S. parent of those subsidiaries.  There are no incremental taxes beyond the toll charge due with respect to this distribution of cash.

© 2018 Corning Incorporated. All Rights Reserved.

Index

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

6.   Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Corning Incorporated	$738	$439	$149	$525
Less: Series A convertible preferred stock dividend	24	24	49	49
Net income available to common stockholders – basic	714	415	100	476
Plus: Series A convertible preferred stock dividend (1)	24	24		49
Net income available to common stockholders – diluted	$738	$439	$100	$525

Weighted-average common shares outstanding – basic	819	908	833	917
Effect of dilutive securities:
Stock options and other dilutive securities	9	11	10	11
Series A convertible preferred stock	115	115		115
Weighted-average common shares outstanding – diluted	943	1,034	843	1,043
Basic earnings per common share	$0.87	$0.46	$0.12	$0.52
Diluted earnings per common share	$0.78	$0.42	$0.12	$0.50

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock (1)			115
Employee stock options and awards	2		2	2
Total	2		117	2

(1)	In the six months ended June 30, 2018, the Series A convertible preferred stock was anti-dilutive and therefore was excluded from the calculation of diluted earnings per share.

7.   Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	June 30,	December 31,
	2018	2017
Finished goods	$810	$739
Work in process	356	322
Raw materials and accessories	364	306
Supplies and packing materials	366	345
Total inventories, net of inventory reserves	$1,896	$1,712

© 2018 Corning Incorporated. All Rights Reserved.

Index

8.   Acquisition

On June 1, 2018, Corning acquired substantially all of 3M’s Communications Market Division including a manufacturing facility and certain other assets (collectively referred to as “Purchased Assets”) for approximately $794 million.  The Purchased Assets constitute a business, which designs, manufactures and markets high bandwidth and optical fiber products. The acquisition was accounted for as a business combination.

A summary of the preliminary allocation of the total purchase price to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill on the basis of fair value as follows (in millions):

Fixed assets	$32
Other net assets	9
Other intangible assets	511
Net tangible and intangible assets	$552
Purchase price	794
Goodwill (1)	$242

(1)The goodwill recognized is deductible for U.S. income tax purposes.  The goodwill was allocated to the Optical Communications segment.

Goodwill is primarily related to the value of the Communications Market Division product and customer portfolio and its combination with Corning’s existing optical communications platform, as well as synergies and other intangibles that do not qualify for separate recognition.  Other intangible assets consist mainly of customer relationships, trade names and developed technology and are amortized over various useful lives ranging from 3 to 14 years.  Acquisition-related costs of $15 million in the six months ended June 30, 2018 included costs for legal, accounting, valuation and other professional services and were included in selling, general and administrative expense in the Consolidated Statements of Income.  Supplemental pro forma information was not provided because the Purchased Assets are not material to Corning’s consolidated financial statements.

9.  Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended June 30, 2018 and December 31, 2017 is as follows (in millions):

	Display	Optical	Specialty	Life	All
	Technologies	Communications	Materials	Sciences	Other	Total
Balance at December 31, 2017	$136	$671	$150	$623	$114	$1,694
Acquired goodwill (1)		242				242
Foreign currency translation adjustment	(4)	(6)		(5)	(3)	(18)
Balance at June 30, 2018	$132	$907	$150	$618	$111	$1,918

(1)The Company completed the acquisition of 3M in the Optical Communications segment during the second quarter of 2018.  Refer to Note 8 (Acquisitions) to the Consolidated Financial Statements for additional information on this acquisition.

Corning’s gross goodwill balances for the periods ended June 30, 2018 and December 31, 2017 were $8.4 and $8.2 billion, respectively. Accumulated impairment losses were $6.5 billion for the periods ended June 30, 2018 and December 31, 2017, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other intangible assets are as follows (in millions):

	June 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$468	$195	$273	$382	$188	$194
Customer lists and other	1,297	238	1,059	884	209	675
Total	$1,765	$433	$1,332	$1,266	$397	$869

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first six months of 2018, primarily due to the acquisition of 3M of $511 million of other intangible assets, offset by amortization of $41 million and foreign currency translation adjustments of $7 million.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Amortization expense related to all intangible assets is estimated to be $112 million annually for 2019, $111 million annually for 2020, $110 million annually for 2021, $109 million annually for 2022, and $108 million annually for 2023.

10.  Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017

Service cost	$26	$23	$51	$47	$3	$2	$6	$5
Interest cost	33	31	65	62	6	6	12	13
Expected return on plan assets	(48)	(44)	(95)	(87)
Amortization of prior service cost (credit)	2	2	4	3	(2)		(3)	(1)
Recognition of actuarial loss	1	15	1	15
Total pension and postretirement benefit expense	$14	$27	$26	$40	$7	$8	$15	$17

The components of net period benefit cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income.

On January 1, 2018, we adopted Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The service cost component of net periodic pension and postretirement benefit cost is presented with other current compensation costs in operating income.  The remaining components are included in the line item Other income (expense), net, in the consolidated statements of income.

Corning has applied the practical expedient which permits it to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  See Note 1 (Significant Accounting Policies) for additional information.

© 2018 Corning Incorporated. All Rights Reserved.

Index

11.  Other Liabilities

Other liabilities follow (in millions):

	June 30,	December 31,
	2018	2017
Current liabilities:
Wages and employee benefits	$411	$620
Income taxes	247	148
Derivative instruments	42	42
Asbestos and other litigation (Note 3)	192	41
Other current liabilities	653	540
Other accrued liabilities	$1,545	$1,391

Non-current liabilities:
Defined benefit pension plan liabilities	$777	$713
Derivative instruments	453	333
Asbestos and other litigation (Note 3)	280	338
Investment in Hemlock Semiconductor Group ("HSG") (1)	40	105
Customer deposits (Note 2)	937	382
Deferred tax liabilities	328	451
Other non-current liabilities	665	695
Other liabilities	$3,480	$3,017

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

12.  Hedging Activities

Undesignated Hedges

The table below includes a total gross notional value for translated earnings contracts of $14.6 billion and $14.3 billion at June 30, 2018 and December 31, 2017, respectively.  These include gross notional value for average rate forwards of $12.3 billion and $13.0 billion and zero-cost collars of $2.3 billion and $1.3 billion at June 30, 2018 and December 31, 2017, respectively.  The majority of the average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2017-2022 and with gross notional values of $10.5 billion and $11.7 billion at June 30, 2018 and December 31, 2017, respectively.  The average rate forward contracts also partially hedge the impacts of the South Korean won, New Taiwan dollar, Chinese yuan, euro and British pound translation on the Company’s projected net income.  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2018 and December 31, 2017 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,
	2018	2017	location	2018	2017	location	2018	2017

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$393	$294	Other current assets	$7	$20	Other accrued liabilities	$(6)
			Other assets	1	1	Other liabilities	(3)

Interest rate contracts	850	550				Other accrued liabilities	(6)
						Other liabilities	(8)	$(8)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	1,322	599	Other current assets	14	2	Other accrued liabilities	(9)	(7)

Translated earnings contracts	14,604	14,275	Other current assets	107	176	Other accrued liabilities	(21)	(34)
			Other assets	48	66	Other liabilities	(442)	(325)

Total derivatives	$17,169	$15,718		$177	$265		$(495)	$(374)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three months ended June 30, 2018 and 2017 (in millions):

	Effect of derivative instruments on the consolidated financial statements
	for the three months ended June 30,
	Gain (loss) recognized in other		Location of gain/(loss)	Gain/(loss) reclassified from
	comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income (effective) (1)
relationships	2018	2017	income (effective)	2018	2017

			Cost of sales	$2	$(3)
Foreign exchange contracts	$(22)	$9	Other expense, net	(1)	(1)

Total cash flow hedges	$(22)	$9		$1	$(4)

	Effect of derivative instruments on the consolidated financial statements
	for the six months ended June 30,
	Gain (loss) recognized in		Location of gain/(loss)	Gain/(loss) reclassified from
	other comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income ineffective/effective (1)
relationships	2018	2017	income (effective)	2018		2017

			Sales	$		$1
			Cost of sales		6	(9)
Foreign exchange contracts	$(20)	$32	Other expense, net		(1)	(1)

Total cash flow hedges	$(20)	$32			$5	$(9)

(1)	The amount of hedge ineffectiveness at June 30, 2018 and 2017 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended		Six months ended
	Location of gain/(loss)	June 30,		June 30,
Undesignated derivatives	recognized in income	2018	2017	2018	2017

Foreign exchange contracts – balance sheet and loans	Other expense, net	$29	$(15)	$10	$(13)
Foreign currency hedges related to translated earnings	Translated earnings contract gain (loss), net	458	219	(164)	(219)

Total undesignated		$487	$204	$(154)	$(232)

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$128		$128
Non-current assets:
Other assets (1)	$49		$49

Current liabilities:
Other accrued liabilities (1)	$42		$42
Non-current liabilities:
Other liabilities (1)(2)	$473		$453	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)	At June 30, 2018, other liabilities include contingent consideration that was measured using unobservable (level 3) inputs, in the amount of $20 million.

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)(2)	$497		$197	$300
Non-current assets:
Other assets (1)	$68		$68

Current liabilities:
Other accrued liabilities (1)(2)	$44		$42	$2
Non-current liabilities:
Other liabilities (1)(2)	$353		$333	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)

At December 31, 2017, other current assets, other accrued liabilities and other liabilities include contingent consideration that was measured using unobservable (level 3) inputs, in the amounts of $300 million, $2 million and $20 million, respectively.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company had contingent consideration that was measured using unobservable (Level 3) inputs in an option pricing model.  The fair value of the contingent consideration was calculated to be $300 million as of December 31, 2017.  This amount was received in June 2018.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of June 30, 2018 and December 31, 2017.

14.  Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of June 30, 2018, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

© 2018 Corning Incorporated. All Rights Reserved.

Index

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

2018 Share Repurchases

In the three and six months ended June 30, 2018, the Company repurchased 24.6 million and 51.6 million shares of common stock on the open market for approximately $674 million and $1,488 million, respectively, as part of its 2016 Repurchase Program.

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”).  The 2018 Repurchase Program will commence when the authorization under the 2016 Repurchase Program is exhausted.

Accumulated Other Comprehensive Loss

In the three and six months ended June 30, 2018 and 2017, the change in accumulated other comprehensive loss  was primarily related to the foreign currency translation adjustment.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$(265)	$(825)	$(529)	$(1,275)
Other comprehensive (loss) income (2)	(413)	(49)	(153)	385
Equity method affiliates (3)	(15)	3	(11)	19
Net current-period other comprehensive (loss) income - foreign currency translation adjustment	(428)	(46)	(164)	404
Ending balance	$(693)	$(871)	$(693)	$(871)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)

For the three and six months ended June 30, 2018 amounts are net of tax benefit of $40 million and $30  million, respectively, and for the three and six months ended June 30, 2017, amounts are net of total tax (benefit) expense of $(16) million and $41 million, respectively.

(3)	Tax effects are not significant.

15.  Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates primarily for flat panel liquid crystal displays.
•	Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
June 30, 2018
Segment net sales	$780	$1,023	$343	$317	$245	$51	$2,759
Depreciation (1)	$146	$53	$35	$30	$13	$10	$287
Research, development and engineering expenses (2)	$27	$51	$41	$29	$5	$59	$212
Income tax (provision) benefit	$(51)	$(41)	$(17)	$(14)	$(8)	$21	$(110)
Segment net income (loss) (3)	$192	$150	$64	$54	$31	$(78)	$413

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
June 30, 2017
Segment net sales	$777	$882	$337	$263	$221	$47	$2,527
Depreciation (1)	$130	$48	$31	$31	$13	$10	$263
Research, development and engineering expenses (2)	$23	$40	$37	$27	$6	$52	$185
Income tax (provision) benefit	$(59)	$(35)	$(19)	$(10)	$(6)	$16	$(113)
Segment net income (loss) (3)	$226	$128	$70	$38	$22	$(62)	$422

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Six Months Ended
June 30, 2018
Segment net sales	$1,525	$1,909	$621	$639	$477	$101	$5,272
Depreciation (1)	$290	$105	$68	$59	$27	$21	$570
Research, development and engineering expenses (2)	$50	$100	$80	$58	$10	$116	$414
Income tax (provision) benefit	$(100)	$(71)	$(29)	$(28)	$(15)	$41	$(202)
Segment net income (loss) (3)	$377	$259	$110	$106	$58	$(152)	$758

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Six Months Ended
June 30, 2017
Segment net sales	$1,559	$1,700	$637	$538	$431	$83	$4,948
Depreciation (1)	$259	$93	$60	$62	$25	$22	$521
Research, development and engineering expenses (2)	$42	$77	$73	$52	$12	$104	$360
Income tax (provision) benefit	$(124)	$(65)	$(34)	$(22)	$(12)	$31	$(226)
Segment net income (loss) (3)	$471	$238	$127	$82	$46	$(122)	$842
(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

© 2018 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales of reportable segments and All Other	$2,759	$2,527	$5,272	$4,948
Impact of foreign currency movements (1)	(12)	(30)	(25)	(76)
Net sales	$2,747	$2,497	$5,247	$4,872

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income of reportable segments	$491	$484	$910	$964
Net loss of All Other	(78)	(62)	(152)	(122)
Unallocated amounts:
Impact of foreign currency movements	(32)	(40)	(68)	(90)
Gain (loss) on foreign currency hedges related to translated earnings	458	219	(164)	(219)
Translation gain (loss) on Japanese yen-denominated debt	37		(2)
Litigation, regulatory and other legal matters			(132)	12
Research, development, and engineering expense	(30)	(22)	(68)	(47)
Equity in earnings of affiliated companies (1)	30	31	69	110
Amortization of intangibles	(22)	(18)	(41)	(35)
Interest expense, net	(34)	(27)	(73)	(52)
Income tax (provision) benefit	(16)	(40)	(48)	139
Other corporate items	(66)	(86)	(82)	(135)
Net income	$738	$439	$149	$525

(1)	Primarily represents the equity earnings of HSG.

© 2018 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2017 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2017 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2018.

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

Summary of results for the three and six months ended June 30, 2018

Net sales in the three and six months ended June 30, 2018 were $2,747 million and $5,247 million, compared to $2,497 million and $4,872 million, respectively, in the same periods in 2017, driven by an increase in net sales in all segments.  The increase in both periods was led by the Optical Communications segment, which increased $141 million and $209 million, respectively, due to higher sales of carrier network products in North American and Europe, and an increase in sales of enterprise network products from growth in data centers.  Environmental Technologies segment sales increased $54 million and $101 million, respectively, driven by higher sales of all products.  Life Sciences sales increased by $24 million and $46 million, respectively, driven by higher sales across all product lines.  Net sales in the Display Technologies and Specialty Materials segments increased by $3 million and $6 million, respectively, for the three months ended June 30, 2018.

© 2018 Corning Incorporated. All Rights Reserved.

Index

In the second quarter of 2018, we generated net income of $738 million, or $0.78 per share, compared to net income of $439 million, or $0.42 per share, for the same period in 2017.  The increase in net income of $299 million, or 68%, was primarily driven by the following items (amounts presented after-tax):

•	An increase of $267 million in translated earnings contracts gains;
•

The impact of discrete tax and other tax-related items in the amount of $49 million.  These items include the release of a $28 million tax valuation reserve in the second quarter of 2018, combined with the absence of the tax impact related to the sale of investment securities and the write-off of a tax receivable due to settlement in the second quarter of 2017;

•	Higher net income in the Optical Communications, Environmental Technologies and Life Sciences segments, up $22 million, $16 million and $9 million, respectively; and
•	Lower net income in the Display Technologies and Specialty Materials segments, down $34 million and $6 million, respectively, slightly offset the items above.

Diluted earnings per share increased by $0.36 per share, or 86%, when compared to the second quarter of 2017, driven by the increase in net income described above, coupled with the repurchase of 24.6 million shares of common stock for approximately $674 million.

In the first half of 2018, we generated net income of $149 million, or $0.12 per share, compared to net income of $525 million, or $0.50 per share, for the same period in 2017.  The decrease in net income of $376 million, or 72%, was primarily driven by the following items (amounts presented after-tax):

•	A $103 million charge related to legal matters, including a ruling in an intellectual property lawsuit and developments in civil litigation matters;
•	The preliminary agreement with the Internal Revenue Service to settle an audit in the amount of $172 million;
•	Lower net income in the Display Technologies, Specialty Materials and All Other segments, down $94 million, $17 million and $30 million, respectively, and
•

A decrease of $47 million in equity earnings, driven largely by the absence of a $46 million gain recorded in the first quarter of 2017 resulting from the modification of long-term sales agreements with a customer of HSG.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the three and six months ended June 30, 2018 when compared to the same periods in 2017.

2018 Corporate Outlook

We believe 2018 will be another year of strong growth and investment, consistent with our Strategy and Capital Allocation Framework, and anticipate that segment net sales will reach approximately $11.3 billion, an increase from prior expectations of $11.0 billion.  In our Display Technologies segment, we expect pricing to continue to improve, with year-over-year declines reaching mid-single digits in the third quarter, an important milestone toward our goal of stabilizing returns.  We anticipate Corning’s LCD glass volume will grow faster than the expected LCD glass market growth of mid-single digits, driven by the ramp of our Gen 10.5 facility in China.  In the Optical Communications segment, we expect sales to increase in the high-teen percentage range with organic growth improving by a low-teen percentage range with an additional $200 million from the acquisition of 3M’s Communications Market Division, driven by strong demand from carrier and enterprise network customers.  We expect growth in the Specialty Materials segment, the rate of which will depend on new model launches and the adoption of our innovations. We are increasing our expectation of sales growth to the mid-teen percentage range in our Environmental Technologies segment, driven by continued strength in automotive product sales, on-going improvements in the heavy-duty diesel market and from the commercial launch of gas-particulate filters.  We are increasing our expectations to mid-to-high single digit percentage growth in the Life Sciences segment.

© 2018 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three and six months ended June 30, 2018 and 2017 follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Net sales	$2,747	$2,497	10%	$5,247	$4,872	8%

Gross margin	$1,072	$987	9%	$2,027	$1,938	5%
(gross margin %)	39%	40%		39%	40%

Selling, general and administrative expenses	$412	$378	9%	$913	$697	31%
(as a % of net sales)	15%	15%		17%	14%

Research, development and engineering expenses	$243	$206	18%	$484	$408	19%
(as a % of net sales)	9%	8%		9%	8%

Translated earnings contract gain (loss), net	$458	$219	109%	$(164)	$(219)	25%
(as a % of net sales)	17%	9%		(3%)	(4%)

Income before income taxes	$864	$592	46%	$399	$612	(35%)
(as a % of net sales)	31%	24%		8%	13%

Provision for income taxes	$(126)	$(153)	18%	$(250)	$(87)	(187%)
(as a % of net sales)	(5%)	(6%)		(5%)	(2%)

Net income attributable to Corning Incorporated	$738	$439	68%	$149	$525	(72%)
(as a % of net sales)	27%	18%		3%	11%

© 2018 Corning Incorporated. All Rights Reserved.

Index

Net Sales

The following table presents net sales by reportable segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Display Technologies	$780	$777	0%	$1,525	$1,559	(2%)
Optical Communications	1,023	882	16%	1,909	1,700	12%
Specialty Materials	343	337	2%	621	637	(3%)
Environmental Technologies	317	263	21%	639	538	19%
Life Sciences	245	221	11%	477	431	11%
All Other	51	47	9%	101	83	22%
Total net sales of reportable segments	$2,759	$2,527	9%	$5,272	$4,948	7%

For the three months ended June 30, 2018, net sales of reportable segments increased by $232 million, or 9%, when compared to the same period in 2017.  The primary sales drivers by segment were as follows:

•

Display Technologies net sales were consistent with the prior year, with the increase in volume in the high single digits in percentage terms offset by LCD glass price declines in the high single digits;

•	An increase of $141 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $96 million and $45 million, respectively;
•	An increase of $6 million in the Specialty Materials segment;
•	An increase of $54 million in the Environmental Technologies segment, driven by sales growth across all product lines; and
•	An increase of $24 million in the Life Sciences segment, driven by higher sales in North America, Europe and China.

Movements in foreign exchange rates impacted Corning’s consolidated net sales in the amount of $50 million in the three months ended June 30, 2018, when compared to the prior year.

For the six months ended June 30, 2018, net sales of reportable segments increased by $324 million, or 7%, when compared to the same period in 2017.  The primary sales drivers by segment were as follows:

•

A decrease of $34 million in the Display Technologies segment, driven by LCD glass price declines in the high single digits in percentage terms, partially offset by a mid-single digit increase in volume;

•	An increase of $209 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $145 million and $64 million, respectively;
•	A decrease of $16 million in the Specialty Materials segment;
•	An increase of $101 million in the Environmental Technologies segment, driven by sales increases across all product lines; and
•	An increase of $46 million in the Life Sciences segment, driven by higher sales in North America, Europe and China.

Movements in foreign exchange rates impacted Corning’s consolidated net sales in the amount of $137 million in the six months ended June 30, 2018, when compared to the prior year.

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

Gross Margin

In the three and six months ended June 30, 2018, gross margin increased by $85 million, or 9%, and $89 million, or 5%, respectively, primarily driven by an increase in sales.  Gross margin as a percentage of net sales declined by 1% in each of these periods, driven by LCD glass price declines in the high single digits in percentage terms, combined with spending for capacity expansions in the Display Technologies and Optical Communications segments.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Selling, General and Administrative Expenses

When compared to the second quarter of 2017, selling, general and administrative expenses increased by $34 million, or 9%, in the three months ended June 30, 2018.  The increase was due to the following items:

•	An increase in the Optical Communications segment and in our emerging businesses, up $16 million and $5 million, respectively, driven by investments in new customers and new business growth; and
•	An increase of $13 million in corporate spending primarily related to new information technology platforms and outside legal fees.

When compared to the first half of 2017, selling, general and administrative expenses increased by $216 million, or 31%, in the first half of 2018.  The increase was due to the following items:

•

An increase of $144 million in litigation, due to a $132 million charge related to legal matters, including a ruling in an intellectual property lawsuit and developments in commercial litigation matters, combined with the absence of a $12 million settlement of wage litigation in the first quarter of 2017;

•	An increase in the Optical Communications segment and in our emerging businesses, up $24 million and $11 million, respectively, driven by investments in new customers and new business growth; and
•	An increase of $31 million in corporate spending primarily related to new information technology platforms and outside legal fees.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended June 30, 2018, research, development and engineering expenses increased by $37 million, or 18%, when compared to the same period last year, driven by higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses increased slightly when compared to the same period last year.

For the six months ended June 30, 2018, research, development and engineering expenses increased by $76 million, or 19%, when compared to the same period last year, driven by higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses increased slightly when compared to the same period last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Hemlock Semiconductor Group	$31	$31	$70	$110
All other		6		7
Total equity earnings	$31	$37	$70	$117

In the second quarter of June 30, 2018, equity in earnings of affiliated companies decreased by $6 million, driven largely by the absence of gains in other equity investments.

In the first half of 2018, equity in earnings of affiliated companies decreased by $47 million, driven largely by the absence of a $46 million gain recorded in the first quarter of 2017 resulting from the modification of long-term sales agreements with a customer of HSG.

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

	Three Months Ended		Three Months Ended		Change
	June 30, 2018		June 30, 2017		2018 vs. 2017
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$23	$18	$69	$44	$(46)	$(26)
Unrealized gain, net	435	387	150	94	285	293
Total translated earnings contract gain, net	$458	$405	$219	$138	$239	$267

	Six Months Ended		Six Months Ended		Change
	June 30, 2018		June 30, 2017		2018 vs. 2017
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$33	$26	$149	$94	$(116)	$(68)
Unrealized loss, net	(197)	(160)	(368)	(232)	171	72
Total translated earnings contract loss, net	$(164)	$(134)	$(219)	$(138)	$55	$4

The gross notional value outstanding on our translated earnings contracts at June 30, 2018 and December 31, 2017 were as follows (in billions):

	June 30,	Dec. 31,
	2018	2017
Japanese yen-denominated hedges	$12.9	$13.0
South Korean won-denominated hedges	0.6	0.8
Euro-denominated hedges	0.4	0.3
Chinese yuan-denominated hedges	0.7	0.2
Total gross notional value outstanding	$14.6	$14.3

© 2018 Corning Incorporated. All Rights Reserved.

Index

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income before income taxes in the three and six months ended June 30, 2018 when compared to the same periods in 2017.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rate are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Provision for income taxes	$(126)	$(153)	$(250)	$(87)
Effective tax rate	14.6%	25.8%	62.7%	14.2%

For the three months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	A reduction in the estimated impact of the base erosion and anti-deferral tax (“BEAT”) attributable to year-to-date losses from foreign exchange and translated earnings contracts;
•	Additional tax amounts related to global intangible low-taxed income (“GILTI”); and
•	A $28 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable.

For the six months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audit for the years 2013 and 2014;
•	Additional tax amounts related to global intangible low-taxed income (“GILTI”); and
•	A $28 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable.

For the three and six months ended June 30, 2017, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Corning Incorporated	$738	$439	$149	$525
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$714	$415	$100	$476
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$738	$439	$100	$525
Basic earnings per common share	$0.87	$0.46	$0.12	$0.52
Diluted earnings per common share	$0.78	$0.42	$0.12	$0.50

Weighted-average common shares outstanding - basic	819	908	833	917
Weighted-average common shares outstanding - diluted	943	1,034	843	1,043

(1)	Refer to Note 6 (Earnings per Common Share) to the consolidated financial statements for additional information.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Comprehensive Income (Loss)

For the three months ended June 30, 2018 comprehensive income decreased by $154 million when compared to the same period in 2017, due to the negative impact of the change in foreign currency translation gains and losses of $382 million, driven primarily by the Japanese yen and the Korean won, partially offset by an increase in net income of $299 million.

For the six months ended June 30, 2018 comprehensive (loss) income decreased by $1,044 million when compared to the same period in 2017, due to a decrease in net income of $376 million, the negative impact of the change in foreign currency translation gains and losses of $568 million, driven primarily by the Japanese yen and the Korean won, and a decrease in net unrealized gains of designated hedges of $62 million.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Core net sales	$2,759	$2,527	9%	$5,272	$4,948	7%
Core equity in earnings of affiliated companies	$32	$38	(16)%	$57	$46	24%
Core earnings	$359	$400	(10)%	$658	$776	(15)%

Core Net Sales

Core net sales are consistent with net sales by reportable segment.  Net sales by reportable segment are presented below (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Display Technologies	$780	$777	0%	$1,525	$1,559	(2)%
Optical Communications	1,023	882	16%	1,909	1,700	12%
Specialty Materials	343	337	2%	621	637	(3)%
Environmental Technologies	317	263	21%	639	538	19%
Life Sciences	245	221	11%	477	431	11%
All Other	51	47	9%	101	83	22%
Total core net sales	$2,759	$2,527	9%	$5,272	$4,948	7%

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Hemlock Semiconductor Group	$31	$31	$56	$38
All other	1	7	1	8
Total core equity earnings	$32	$38	$57	$46

Core Earnings

In the three months ended June 30, 2018, we generated core earnings of $359 million, or $0.38 per share, compared to core earnings generated in the three months ended June 30, 2017 of $400 million, or $0.39 per share.  The decrease of $41 million was primarily due to the following items:

•	A decrease in the Display Technologies segment of $34 million, primarily resulting from increased manufacturing costs driven by the impact of the start-up of our facility in Hefei, China;
•	Lower core earnings in our All Other segment, down $16 million due to increased investment in development projects for emerging businesses;
•	An increase in the Optical Communications segment of $22 million, driven by higher sales of carrier and enterprise network products;
•	An increase in the Environmental Technologies segment of $16 million resulting from sales growth across all product lines; and
•	An increase of $9 million in the Life Sciences segment resulting from increased sales in North America, Europe and China.

© 2018 Corning Incorporated. All Rights Reserved.

Index

In the six months ended June 30, 2018, we generated core earnings of $658 million, or $0.69 per share, compared to core earnings of $776 million or $0.74 per share.  The decrease of $118 million was driven by the following items:

•

A decrease in the Display Technologies segment of $94 million, driven by LCD glass price declines in the high single digits and increased manufacturing costs driven by the impact of the start-up of our facility in Hefei, China, more than offsetting an increase in volume in the mid-single digits;

•	Lower core earnings in our All Other segment, down $30 million due to increased investment in development projects for emerging businesses;
•	An increase in the Optical Communications segment of $21 million, driven by higher sales of carrier and enterprise network products, partially offset by spending for capacity expansion;
•	An increase in the Environmental Technologies segment of $24 million resulting from sales growth across all product lines; and
•	An increase of $12 million in the Life Sciences segment resulting from increased sales in North America, Europe and China.

Included in core earnings for the three and six months ended June 30, 2018 and 2017 is net periodic pension expense in the amounts of $13 million and $25 million, respectively, and $12 million and $25 million respectively.

Refer to Note 10 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Core earnings attributable to Corning Incorporated	$359	$400	$658	$776
Less: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - basic	335	376	609	727
Add: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - diluted	$359	$400	$658	$776

Weighted-average common shares outstanding - basic	819	908	833	917
Effect of dilutive securities:
Stock options and other dilutive securities	9	11	10	11
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	943	1,034	958	1,043
Core basic earnings per common share	$0.41	$0.41	$0.73	$0.79
Core diluted earnings per common share	$0.38	$0.39	$0.69	$0.74

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended June 30, 2018
			Income before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,747	$31	$864	$738	14.6%	$0.78
Constant-currency adjustment (1)	12	1	32	37		0.04
Translation gain on Japanese yen-denominated debt (2)			(37)	(29)		(0.03)
Translated earnings contract gain (3)			(465)	(410)		(0.43)
Acquisition-related costs (4)			39	30		0.03
Discrete tax items and other tax-related adjustments (5)				(28)		(0.03)
Restructuring, impairment and other charges (7)			26	20		0.02
Pension mark-to-market adjustment (10)			1	1
Core performance measures	$2,759	$32	$460	$359	22.0%	$0.38

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

	Three Months Ended June 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,497	$37	$592	$439	25.8%	$0.42
Constant-currency adjustment (1)	30	1	40	29		0.02
Translated earnings contract gain (3)			(216)	(136)		(0.13)
Acquisition-related costs (4)			17	12		0.01
Discrete tax items and other tax-related adjustments (5)				21		0.02
Restructuring, impairment and other charges (7)			40	27		0.03
Adjustments related to acquisitions (9)			(2)	(1)
Pension mark-to-market adjustment (10)			15	9		0.01
Core performance measures	$2,527	$38	$486	$400	17.7%	$0.39

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2018 Corning Incorporated. All Rights Reserved.

Index

	Six Months Ended June 30, 2018
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported – GAAP	$5,247	$70	$399	$149	62.7%	$0.12
Constant-currency adjustment (1)	25	1	68	68		0.08
Translation loss on Japanese yen-denominated debt (2)			2	2
Translated earnings contract loss (3)			147	121		0.14
Acquisition-related costs (4)			58	45		0.05
Discrete tax items and other tax-related adjustments (5)				143		0.17
Litigation, regulatory and other legal matters (6)			132	103		0.12
Restructuring, impairment and other charges (7)			49	38		0.05
Equity in earnings of affiliated companies (8)		(14)	(14)	(12)		(0.01)
Pension mark-to-market adjustment (10)			1	1
Core performance measures	$5,272	$57	$842	$658	21.9%	$0.69

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

	Six Months Ended June 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$4,872	$117	$612	$525	14.2%	$0.50
Constant-currency adjustment (1)	76	1	90	66		0.06
Translated earnings contract loss (3)			226	142		0.14
Acquisition-related costs (4)			39	27		0.03
Discrete tax items and other tax-related adjustments (5)				30		0.03
Litigation, regulatory and other legal matters (6)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (7)			50	35		0.03
Equity in earnings of affiliated companies (8)		(72)	(72)	(46)		(0.04)
Adjustments related to acquisitions (9)			(5)	(3)
Pension mark-to-market adjustment (10)			15	9		0.01
Core performance measures	$4,948	$46	$943	$776	17.7%	$0.74

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

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

Constant-yuan:  In January 2018, we began presenting results of the Display Technologies and Specialty Materials segments on a constant-yuan basis to mitigate the translation impact of this currency on these segments.  We use an internally derived management rate of yuan 6.7, which is closely aligned to our current Yuan portfolio of foreign currency hedges and consistent with historical prior period averages.

Constant-Taiwan dollar:  In January 2018, we began presenting results of the Display Technologies and Specialty Materials segments on a constant-Taiwan dollar basis to mitigate the translation impact of this currency on these segments.  We use an internally derived management rate of New Taiwan dollar 31, which is closely aligned to our current New Taiwan dollar portfolio of cash flow hedges, and approximates the 10-year historical average of the currency.

(2)	Translation (gain) loss on Japanese yen-denominated debt: We have excluded the gain or loss on the translation of our yen-denominated debt to U.S. dollars.
(3)

Translated earnings contract (gain) loss:  We have excluded the impact of the realized and unrealized gains and losses of our Japanese yen, South Korean won, Chinese yuan and New Taiwan dollar-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our euro and British pound-denominated foreign currency hedges related to translated earnings.

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
(7)

Restructuring, impairment and other charges:  This amount includes restructuring, impairment and other charges, as well as other expenses which are not related to continuing operations and are not classified as restructuring expense.

(8)

Equity in earnings of affiliated companies:  These adjustments relate to costs not related to continuing operations of our affiliated companies, such as restructuring, impairment and other charges and settlements under “take-or-pay” contracts.

(9)

Adjustments related to acquisitions:  Includes fair value adjustments to the Corning Precision Materials indemnity asset related to contingent consideration, post-combination expenses and other acquisition and disposal adjustments.

(10)

Pension mark-to-market adjustment:  Defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.

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

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$780	$777	0%	$1,525	$1,559	(2%)
Segment net income	$192	$226	(15%)	$377	$471	(20%)

Net sales in the Display Technologies segment increased by $3 million, and decreased by $34 million in the three and six months ended June 30, 2018, respectively.  LCD glass price declines essentially offset increased sales volume for the second quarter of 2018.  Net sales decreased by $34 million for the six months ended June 30, 2018, or 2%, primarily due to LCD glass price declines in the high single digits in percentage terms, partially offset by an increase in volume during the first quarter of 2018.  The second quarter pricing environment was the most favorable in more than a decade.

Net income in the Display Technologies segment decreased by $34 million and $94 million in the three and six months ended June 30, 2018, respectively.  Increased manufacturing costs of $33 million and $45 million, respectively, driven by the impact of the start-up of our facility in Hefei, China were the primary driver of the decrease for the three and six months ended June 30, 2018.  Additionally, for the six months ended June 30, 2018, the glass price declines described above contributed to the decrease and were partially offset by increases in volume.

Outlook:

In the third quarter, we expect the LCD glass market volume to grow mid-single digits sequentially, and for our volume to grow faster than the market.  We expect third quarter sequential LCD price declines to again be moderate.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$1,023	$882	16%	$1,909	$1,700	12%
Segment net income	$150	$128	17%	$259	$238	9%

Net sales in the Optical Communications segment increased by $141 million, or 16%, and $209 million, or 12%, for the three and six months ended June 30, 2018, respectively.  Higher sales of carrier products, up $96 million and $145 million, and enterprise network products, up $45 million and $64 million, respectively, drove the increase.  Strong growth in the North American and European fiber-to-the-home and access markets drove the increase in carrier network products, and an increase in data centers drove the increase in enterprise network sales.

Net income increased by $22 million, or 17%, and $21 million, or 9%, for the three and six months ended June 30, 2018.  The increase was driven by the change in sales outlined above.  For the six months ended June 30, 2018, volume gains were partially offset by costs associated with our planned capacity expansions.

On June 1, 2018, Corning acquired substantially all of 3M’s Communications Market Division, results of which will be included in the Optical Communications segment.  Net sales and net income had an insignificant impact on the results of this segment in the second quarter of 2018.

Outlook:

In the third quarter, Optical Communications sales are expected to increase by approximately 25% on a year-over-year basis, including the impact of the acquisition of 3M’s Communications Market Division.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$343	$337	2%	$621	$637	(3%)
Segment net income	$64	$70	(9%)	$110	$127	(13%)

Net sales in the Specialty Materials segment increased by $6 million, or 2%, during the second quarter of 2018 when compared to the same period in 2017.  Net sales for the six months ended June 30, 2018, decreased by $16 million, or 3%.  Net income decreased by $6 million, or 9%, and $17 million, or 13% for the three and six months ended June 30, 2018, primarily driven by development costs for new technology.  Improvements in manufacturing efficiency partially offset the decline.

Outlook:

In the third quarter of 2018, Specialty Materials sales are expected to increase approximately 10% on a year-over-year basis.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$317	$263	21%	$639	$538	19%
Segment net income	$54	$38	42%	$106	$82	29%

© 2018 Corning Incorporated. All Rights Reserved.

Index

Net sales in the Environmental Technologies segment increased $54 million, or 21%, and $101 million, or 19%, for the three and six months ended June 30, 2018, respectively.  Automotive product sales increased $30 million and $52 million for the three and six months ended June 30, 2018, due to global market strength and continued sales growth of gas particulate filters.  Diesel product sales increased $24 million and $49 million for the three and six months ended June 30, 2018, respectively.  The increases were driven by higher demand for heavy-duty diesel products in North America and Europe.  Movements in foreign exchange rates impacted net sales in the amounts of $12 million and $32 million when compared to the corresponding three and six-month periods in 2017.

Net income increased by $16 million, or 42%, and $24 million, or 29%, for the three and six months ended June 30, 2018, respectively.  The increase was driven by the sales increase outlined above and improved manufacturing efficiencies.  Movements in foreign exchange rates impacted net income in the amounts of $1 million and $5 million when compared to the corresponding three and six-month periods in 2017.

Outlook:

In the third quarter, we expect sales to increase in the high-teens in percentage terms on a year-over-year basis.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$245	$221	11%	$477	$431	11%
Segment net income	$31	$22	41%	$58	$46	26%

Net sales in the Life Sciences segment increased by $24 million, or 11%, and $46 million, or 11%, for the three and six months ended June 30, 2018, respectively, driven by higher sales in North America, Europe and China.  Movements in foreign exchange rates impacted net sales in the amount of $5 million and $14 million in the three and six months ended June 30, 2018 when compared to the same period in 2017.

Net income increased by $9 million, or 41%, and $12 million, or 26%, for the three and six months ended June 30, 2018, respectively, driven by the increase in sales described above and improved manufacturing efficiencies.  Movements in foreign exchange rates did not materially impact net income in the three months and six months ended June 30, 2018 when compared to the same periods in 2017.

Outlook:

Third-quarter sales are expected to increase by a mid-single digit percentage on a year-over-year basis.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$51	$47	9%	$101	$83	22%
Segment net income	$(78)	$(62)	(26%)	$(152)	$(122)	(25%)

Net sales of this segment increased by $4 million, or 9%, and $18 million, 22%, for the three and six months ended June 30, 2018, when compared to the same period in 2017, driven by an increase in sales in our emerging businesses.  The increase in the net loss of $16 million, or 26%, and $30 million, or 25%, reflects higher spending in our development projects when compared to the corresponding three and six month periods ending June 30, 2017.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

The following items impacted Corning’s financing and capital structure in the six months ended June 30, 2018 and 2017:

2018

In the second quarter of 2018, Corning issued ¥65.5 billion Japanese yen-denominated debt securities in tranches of 7, 10 and 12 years. The proceeds from these notes were received in Japanese yen and immediately converted to U.S. dollars on the date of issuance. The net proceeds received in U.S. dollars, after deducting offering expenses, was $596 million.  Payments of principal and interest on the notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

2017

There were no significant items that impacted Corning’s financing structure in the six months ended June 30, 2017.

Common Stock Dividends

On April 26, 2018, Corning’s Board of Directors declared a quarterly dividend of $0.18 per share of common stock to be paid on June 29, 2018 to all shareholders of record as of May 31, 2018.

Share Repurchase Program

During 2017, Corning repurchased 84.4 million shares for approximately $2.4 billion through accelerated share repurchase agreements and open market repurchases under the 2016 Repurchase Program.

In the three and six months ended June 30, 2018, the Company repurchased 24.6 million and 51.6 million shares of common stock on the open market for approximately $674 million and $1,488 million, respectively, as part of its 2016 Repurchase Program.

Refer to Note 14 (Shareholders’ Equity) for additional information.

Capital Spending

Capital spending totaled $1,177 million and $761 million in the six months ended June 30, 2018 and 2017, respectively.  We expect our 2018 capital expenditures to be slightly more than $2.0 billion, driven by expansions related to the Gen 10.5 glass manufacturing facility, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment and investment to support growth in customer demand in the Optical Communications and Specialty Materials segments.

Cash Flow

Summary of cash flow data (in millions):

	Six months ended
	June 30,
	2018	2017
Net cash provided by operating activities	$1,035	$471
Net cash used in investing activities	$(1,755)	$(634)
Net cash used in financing activities	$(1,578)	$(1,138)

Net cash provided by operating activities increased by $564 million in the six months ended June 30, 2018 when compared to the same period last year, driven by customer deposits received of $576 million and the positive impact of changes in working capital of $215 million. A $62 million decline in dividends received from affiliated companies and non-cash adjustments partially offset these cash inflows.

Net cash used in investing activities increased by $1,121 million in the six months ended June 30, 2018 when compared to the same period last year, driven by the cash outflow of $794 million for the acquisition of 3M’s Communications Market Division, an increase of $416 million in capital expenditures largely due to capacity expansion projects in our Display Technologies, Optical Communications and Environmental Technologies segments and a decrease of $113 million in realized gains on translated earnings contracts.  Cash received of $196 million, which represents the original fair value of the contingent consideration asset related to the acquisition of Samsung Corning Precision Materials (see Note 13), partially offset the net cash used in investing activities.

Net cash used in financing activities in the six months ended June 30, 2018 increased by $440 million when compared to the same period last year, driven by an increase of $438 million in share repurchases, debt repayments of $375 million and a decrease of $209 million in proceeds from the exercise of stock options.  Proceeds from the issuance of long-term debt of $596 million partially offset the negative cash impact of these items.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	As of	As of
	June 30,	December 31,
	2018	2017

Working capital	$3,576	$5,618
Current ratio	2.2:1	2.8:1
Trade accounts receivable, net of allowances	$1,842	$1,807
Days sales outstanding	60	62
Inventories	$1,896	$1,712
Inventory turns	3.6	3.7
Days payable outstanding (1)	43	51
Long-term debt (excluding current portion)	$5,099	$4,749
Total debt to total capital	28%	25%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2017 Form 10-K.

	Rating	Outlook
RATING AGENCY	Long-Term Debt	last update

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity

We ended the first half of 2018 with approximately $2 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world, with approximately 70% held outside of the United States, and are generally unrestricted.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. In the first half of 2018, the Company distributed approximately $2.2 billion from its foreign subsidiaries to the U.S. parent of those subsidiaries.  There were no incremental taxes beyond the toll charge due with the respect to this distribution of cash.

To manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  We are currently party to two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $850 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $2 billion.  Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes.  The Company’s $2 billion revolving credit facility is available to support obligations under the commercial paper program, if needed.  At June 30, 2018 and December 31, 2017 Corning did not have outstanding commercial paper.

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

Our major source of funding for 2018 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity for the next several years to fund operations, acquisitions, capital expenditures, scheduled debt repayments, dividend payments and share repurchase programs.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Corning has access to a $2 billion unsecured committed revolving credit facility.  This credit facility includes a leverage ratio financial covenant.  The required leverage ratio, which measures debt to total capital, is a maximum of 50%.  At June 30, 2018, our leverage using this measure was approximately 28%, and, as such, are in compliance with the financial covenant.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.    As of June 30, 2018, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that require management’s most difficult, subjective or complex judgments are described in our 2017 Form 10-K and remain unchanged through the first six months of 2018.  For certain items, additional details are provided below.

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

At June 30, 2018 and December 31, 2017, the carrying value of precious metals was higher than the fair market value by $663 million and $711 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2018 and December 31, 2017, Corning had accrued approximately $35 and $38 million, respectively, (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the company, actual results could differ materially.   The company does not undertake to update forward-looking statements.  Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

-	the effects of acquisitions, dispositions and other similar transactions;
-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, euro, Chinese yuan and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	possible disruption in commercial activities due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	unanticipated disruption to equipment, facilities, IT systems or operations;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	rate of technology change;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2018, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. See our 2017 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of June 30, 2018, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2018:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share	or program	or programs

April 1 - 30. 2018	11,043,451	$27.25	10,734,483
May 1 - 31, 2018	8,152,605	27.12	8,147,902
June 1 - 30, 2018	5,674,805	28.35	5,668,456
Total	24,870,861	$27.46	24,550,841	$89,951,210

(1)

This column reflects the following transactions during the second quarter of 2018:  (i) the deemed surrender to us of 299,813 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 20,207 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 24,550,841 shares of common stock under the 2016 Repurchase Program.

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

Corning Incorporated
(Registrant)

July 27, 2018	/s/ Edward Schlesinger
Date	Edward Schlesinger
Vice President and Corporate Controller

© 2018 Corning Incorporated. All Rights Reserved.