Form 10-Q
period 2018-09-30
CORNING INC /NY
filed 2018-10-24
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number:  1-3247

CORNING INCORPORATED

(Exact name of registrant as specified in its charter)

`

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2018
Corning’s Common Stock, $0.50 par value per share	800,399,090 shares

© 2018 Corning Incorporated. All Rights Reserved.

Index

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$3,008	$2,607	$8,255	$7,479
Cost of sales	1,776	1,557	4,996	4,491

Gross margin	1,232	1,050	3,259	2,988

Operating expenses:
Selling, general and administrative expenses	439	375	1,352	1,072
Research, development and engineering expenses	244	215	728	623
Amortization of purchased intangibles	27	18	68	53

Operating income	522	442	1,111	1,240

Equity in earnings of affiliated companies	32	31	102	148
Interest income	7	10	29	33
Interest expense	(45)	(37)	(140)	(112)
Translated earnings contract gain (loss), net	230	26	66	(193)
Other income (expense), net	12	7	(11)	(25)

Income before income taxes	758	479	1,157	1,091
Provision for income taxes (Note 5)	(133)	(89)	(383)	(176)

Net income attributable to Corning Incorporated	$625	$390	$774	$915

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.75	$0.41	$0.85	$0.93
Diluted (Note 6)	$0.67	$0.39	$0.82	$0.89

Dividends declared per common share	$0.18	$0.155	$0.54	$0.465

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income attributable to Corning Incorporated	$625	$390	$774	$915

Foreign currency translation adjustments and other (Note 14)	(128)	53	(292)	457
Net unrealized (losses) gains on investments		(2)		14
Unamortized (losses) gains and prior service credits for postretirement benefit plans			(6)	17
Net unrealized gains on designated hedges	27	4	4	42
Other comprehensive (loss) income, net of tax	(101)	55	(294)	530

Comprehensive income attributable to Corning Incorporated	$524	$445	$480	$1,445

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$1,903	$4,317
Trade accounts receivable, net of doubtful accounts and allowances - $60 and $60	1,973	1,807
Inventories, net of inventory reserves - $173 and $169 (Note 7)	1,921	1,712
Other current assets	835	991
Total current assets	6,632	8,827

Investments	322	340
Property, plant and equipment, net of accumulated depreciation - $11,368 and $10,809	14,345	14,017
Goodwill, net (Note 9)	1,930	1,694
Other intangible assets, net (Note 9)	1,309	869
Deferred income taxes (Note 5)	831	813
Other assets	1,023	934

Total Assets	$26,392	$27,494

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$252	$379
Accounts payable	1,092	1,439
Other accrued liabilities (Note 3 and Note 11)	1,768	1,391
Total current liabilities	3,112	3,209

Long-term debt (Note 4)	5,056	4,749
Postretirement benefits other than pensions (Note 10)	701	749
Other liabilities (Note 3 and Note 11)	3,545	3,017
Total liabilities	12,414	11,724

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 14):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.7 billion and 1.7 billion	856	854
Additional paid-in capital – common stock	14,201	14,089
Retained earnings	16,186	15,930
Treasury stock, at cost; Shares held: 914 million and 850 million	(18,517)	(16,633)
Accumulated other comprehensive loss	(1,136)	(842)
Total Corning Incorporated shareholders’ equity	13,890	15,698
Noncontrolling interests	88	72
Total equity	13,978	15,770

Total Liabilities and Equity	$26,392	$27,494

The accompanying notes are an integral part of these consolidated financial statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$774	$915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	895	799
Amortization of purchased intangibles	68	53
Equity in earnings of affiliated companies	(102)	(148)
Dividends received from affiliated companies	106	101
Deferred tax expense (benefit) provision	53	(62)
Incentives and customer deposits	691
Translated earnings contract (gain) loss	(66)	193
Unrealized translation losses (gains) on transactions	52	(264)
Changes in certain working capital items:
Trade accounts receivable	(197)	(190)
Inventories	(235)	(166)
Other current assets	(36)	(109)
Accounts payable and other current liabilities	94	(123)
Other, net	(119)	117
Net cash provided by operating activities	1,978	1,116

Cash Flows from Investing Activities:
Capital expenditures	(1,629)	(1,247)
Purchase of equipment for related party	(63)
Acquisition of businesses, net of cash received	(804)	(171)
Proceeds from settlement of initial contingent consideration asset	196
Realized gains on translated earnings contracts	62	199
Other, net	(28)	1
Net cash used in investing activities	(2,266)	(1,218)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(375)
Proceeds from issuance of long-term debt, net	596	702
Principal payments under capital lease obligations	(2)	(1)
Payments of employee withholding tax on stock awards	(12)	(14)
Proceeds from the exercise of stock options	74	275
Repurchases of common stock for treasury	(1,880)	(2,064)
Dividends paid	(517)	(493)
Net cash used in financing activities	(2,116)	(1,595)
Effect of exchange rates on cash	(10)	271
Net decrease in cash and cash equivalents	(2,414)	(1,426)
Cash and cash equivalents at beginning of period	4,317	5,291
Cash and cash equivalents at end of period	$1,903	$3,865

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

One of Corning’s equity affiliates is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and will adopt the standard on January 1, 2019.  Our preliminary analysis indicates that the impact of adoption will not have a material impact on Corning’s financial statements.

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

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income.  This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 is required to be applied with a modified retrospective approach with various optional practical expedients.  We are currently assessing the potential impact of adopting this standard on our financial statements and related disclosures.

© 2018 Corning Incorporated. All Rights Reserved.

Index

One of Corning’s equity affiliates is currently assessing the potential impact of adopting this standard on its financial statements and elected to adopt the standard on January 1, 2020.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act.  ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.  We are currently assessing the potential impact of adopting ASU 2018-02 on our financial statements.

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

At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements.  Where we have offered product warranties, we also establish liabilities for estimated warranty costs based upon historical experience and specific warranty provisions.  Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability.  Product warranty liabilities are not material at September 30, 2018 and December 31, 2017.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Revenue Disaggregation Table

The following table shows revenues by major product categories, similar to our reportable segment disclosure.  Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar.  The commercial markets and selling channels are also similar. Except for an inconsequential amount of Telecommunications products, our product category revenues are recognized at point in time when control transfers to the customer.  Prior year amounts are presented under the ASC 605 basis of revenue recognition.

Our revenues by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Display products	$815	$767	$2,315	$2,250

Telecommunication products	1,117	917	3,026	2,617

Specialty glass products	459	373	1,080	1,010

Environmental substrate and filter products	331	277	970	815

Life science products	231	223	708	654

All Other	55	50	156	133
	$3,008	$2,607	$8,255	$7,479

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

Customer Deposits

As of September 30, 2018, Corning has customer deposits of approximately $1.0 billion.  These represent non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to ten years. As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In 2018 and 2017, no credit memoranda were issued.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

3.   Commitments, Contingencies and Guarantees

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2016, the Company’s liability under the Plan was $290 million, which is required to be paid through a series of fixed payments beginning in the second quarter of 2017.  Payments of $35 million and $70 million were made in June 2018 and June 2017, respectively.  At September 30, 2018, the total amount of payments due in years 2019 through 2022 is $185 million, of which $50 million is due in the second quarter of 2019 and is classified as a current liability.  The remaining $135 million is classified as a non-current liability.

Non-PCC Asbestos Claims and Insurance Litigation

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  Corning previously established a $150 million reserve for these non-PCC asbestos claims.  The estimated reserve represents the undiscounted projection of claims and related legal fees over the next 20 years.  The amount may need to be adjusted in future periods as more data becomes available; however, we cannot estimate any lesser or greater liability at this time.  At September 30, 2018 and December 31, 2017, the amount of the reserve for these non-PCC asbestos claims was $147 million.

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

Dow Corning Chapter 11 Related Matters

Until June 1, 2016, Corning and The Dow Chemical Company (“Dow”) each owned 50% of the common stock of Dow Corning Corporation (“Dow Corning”). On May 31, 2016, Corning and Dow realigned their ownership interests in Dow Corning.  In connection with the realignment, Corning retained its indirect ownership interest in the Hemlock Semiconductor Group and acquired HS Upstate, Inc. (now known as Corning Research & Development Corporation) which had been capitalized by Dow Corning with $4.8 billion.  Following the realignment, Corning no longer owns any interest in Dow Corning.  In connection with the realignment, Corning agreed to indemnify Dow Corning for 50% of Dow Corning’s non-ordinary course, pre-closing liabilities to the extent such liabilities exceed the amounts reserved for them by Dow Corning as of May 31, 2016, including two legacy Dow Corning matters: the Dow Corning Breast Implant Litigation, and the Dow Corning Bankruptcy Pendency Interest Claims.

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million.  In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability.  At September 30, 2018, Dow Corning had recorded a reserve for breast implant litigation of $263 million.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional compounded interest at default and state statutory judgment rates as well as attorneys’ fees and other enforcement costs, during the period from May 1995 through June 2004.  As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million.  In the event Dow Corning’s liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits.  At  September 30, 2018, Dow Corning estimated the liability to commercial creditors to be within the range of $81 million to $260 million. As of September 30, 2018, Dow Corning had recorded a reserve for these claims of $81 million.

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

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2018 and December 31, 2017, Corning had accrued approximately $33 million and $38 million (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At September 30, 2018, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs.

4.   Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $5.1 billion at September 30, 2018 and December 31, 2017, respectively, compared to recorded book values of $5.1 billion and $4.7 billion at September 30, 2018 and December 31, 2017, respectively.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning did not have outstanding commercial paper at September 30, 2018 and December 31, 2017.

In the third quarter of 2018, Corning amended and restated its revolving credit agreement (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides a $1.5 billion unsecured multi-currency line of credit and expires August 15, 2023.  At September 30, 2018, there were no outstanding amounts under the Revolving Credit Agreement.

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

© 2018 Corning Incorporated. All Rights Reserved.

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

5.   Income Taxes

Our provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Provision for income taxes	$(133)	$(89)	$(383)	$(176)
Effective tax rate	17.5%	18.6%	33.1%	16.1%

For the three months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax amounts related to global intangible low-taxed income (“GILTI”);
•	Benefits related to foreign derived intangible income (“FDII”);
•	An increase in the estimated annual impact of the base erosion and anti-deferral tax (“BEAT”); and
•	A $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

For the nine months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audit for the years 2013 and 2014;
•	Additional tax amounts related to global intangible low-taxed income (“GILTI”);
•	Benefits related to foreign derived intangible income (“FDII”);
•	An increase in the estimated annual impact of the base erosion and anti-deferral tax (“BEAT”);
•	A $28 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable; and
•	A $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

For the three and nine months ended September 30, 2017, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017.  The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, and requires companies to pay a one-time transition tax, (the “Toll Charge”), on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.  As of September 30, 2018, we have not completed our accounting for all of the tax effects of the 2017 Tax Act.  We have made a reasonable estimate of certain effects of the 2017 Tax Act. However, in other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.  In all cases, we will continue to make and refine our calculations as additional analysis is completed.  Our estimates may also be affected as we gain a more thorough understanding of the 2017 Tax Act, including recently issued and anticipated proposed guidance, between now and December 31, 2018.  These changes could be material to income tax expense.

At year end December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We recorded a provisional amount of $347 million at that time.  At December 31, 2017, we recorded a one-time Toll Charge based on our unrepatriated earnings of certain foreign subsidiaries that were previously deferred.  This charge resulted in a provisional tax expense amount of $1.1 billion.  At September 30, 2018, we have reduced our estimate of the one-time Toll Charge recorded in 2017 by $48 million in conjunction with filing our Federal income tax return.  We will continue to analyze and refine our calculations related to the measurement of these balances.

© 2018 Corning Incorporated. All Rights Reserved.

Index

As of September 30, 2018, Corning has not yet completed its analysis of tax reform on its assertion regarding its indefinitely reinvested foreign earnings; therefore, the Company will continue to follow its historic position while it continues to analyze this issue.  While Corning is not changing its assertion at this time, the Company distributed approximately $2.2 billion during 2018 from its foreign subsidiaries to the U.S. parent of those subsidiaries.  There are no incremental taxes beyond the Toll Charge recorded in 2017 due with respect to this distribution of cash.

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

Corning has reached a preliminary agreement with the IRS Exam team to resolve its 2013 and 2014 audits.  This preliminary agreement resulted in $172 million of additional tax expense in the first quarter of 2018, of which $12 million relates to interest expense, net of tax benefit.  Corning will use tax attributes to cover most of the tax expense.

Corning Display Technologies Taiwan (“CDTT”) is currently under audit by the Ministry of Finance for the 2015 tax year.  We expect this audit to take up to 2 years to complete.

Corning Precision Materials (“CPM”) is involved in several income and withholding tax disputes with South Korea.  The tax amounts in dispute are on deposit with the South Korean tax authorities and CPM has booked receivables for the amounts on deposit.  Corning believes that its tax positions are appropriate and is vigorously defending such positions.

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

6.   Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to Corning Incorporated	$625	$390	$774	$915
Less: Series A convertible preferred stock dividend	24	24	73	73
Net income available to common stockholders – basic	601	366	701	842
Plus: Series A convertible preferred stock dividend	24	24	73	73
Net income available to common stockholders – diluted	$625	$390	$774	$915

Weighted-average common shares outstanding – basic	805	883	824	905
Effect of dilutive securities:
Employee stock options and other dilutive securities	10	11	9	11
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding – diluted	930	1,009	948	1,031
Basic earnings per common share	$0.75	$0.41	$0.85	$0.93
Diluted earnings per common share	$0.67	$0.39	$0.82	$0.89

Antidilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	1	1	2	2
Total	1	1	2	2

© 2018 Corning Incorporated. All Rights Reserved.

Index

7.   Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	September 30,	December 31,
	2018	2017
Finished goods	$801	$739
Work in process	367	322
Raw materials and accessories	380	306
Supplies and packing materials	373	345
Total inventories, net of inventory reserves	$1,921	$1,712

8.   Acquisition

On June 1, 2018, Corning acquired substantially all of The 3M Company’s Communications Market Division including a manufacturing facility and certain other assets (collectively referred to as “Purchased Assets”) for approximately $801 million.  The Purchased Assets constitute a business, which designs, manufactures and markets high bandwidth and optical fiber products. The acquisition was accounted for as a business combination.

A summary of the preliminary allocation of the total purchase price to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill based on fair value is as follows (1) (in millions):

Fixed assets	$32
Other net assets	5
Other intangible assets	511
Net tangible and intangible assets	$548
Purchase price	801
Goodwill (2)	$253

(1)Amounts reflect measurement period adjustments.

(2)The goodwill recognized is deductible for U.S. income tax purposes.  The goodwill was allocated to the Optical Communications segment.

Goodwill is related to the value of 3M’s Communications Market Division product and customer portfolio and its combination with Corning’s existing optical communications platform, as well as synergies and other intangibles that do not qualify for separate recognition.  Other intangible assets consist of customer relationships, trade names and developed technology and are amortized over various useful lives ranging from 3 to 14 years.  Acquisition-related costs of $16 million in the nine months ended September 30, 2018, included costs for legal, accounting, valuation and other professional services and were included in selling, general and administrative expense in the Consolidated Statements of Income.  Supplemental pro forma information was not provided because the Purchased Assets are not material to Corning’s consolidated financial statements.

9.  Goodwill and Other Intangible Assets

The carrying amount of goodwill by segment for the periods ended September 30, 2018 and December 31, 2017 is as follows (in millions):

	Display	Optical	Specialty	Life	All
	Technologies	Communications	Materials	Sciences	Other	Total
Balance at December 31, 2017	$136	$671	$150	$623	$114	$1,694
Acquired goodwill (1)		242		2		244
Measurement period adjustment		11				11
Foreign currency translation adjustment	(4)	(7)		(6)	(2)	(19)
Balance at September 30, 2018	$132	$917	$150	$619	$112	$1,930

(1)The Company completed the acquisition of 3M’s Communications Market Division in the Optical Communications segment during the second quarter of 2018.  Refer to Note 8 (Acquisitions) to the Consolidated Financial Statements for additional information on this acquisition.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Corning’s gross goodwill balances for the periods ended September 30, 2018 and December 31, 2017 were $8.4 and $8.2 billion, respectively.  Accumulated impairment losses were $6.5 billion for the periods ended September 30, 2018 and December 31, 2017, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other intangible assets are as follows (in millions):

	September 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Amortized intangible assets:
Patents, trademarks, and trade names	$465	$198	$267	$382	$188	$194
Customer lists and other	1,299	257	1,042	884	209	675
Total	$1,764	$455	$1,309	$1,266	$397	$869

Corning’s amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased during the first nine months of 2018, primarily due to the acquisition of 3M’s Communications Market Division of $511 million and other acquisition of $7 million of other intangible assets, offset by amortization of $68 million and foreign currency translation adjustments of $10 million.

Amortization expense related to all intangible assets is estimated to be $112 million annually for 2019, $111 million annually for 2020, $110 million annually for 2021 and 2022, and $109 million annually for 2023.

10.  Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017

Service cost	$26	$22	$77	$69	$3	$2	$9	$7
Interest cost	32	32	97	94	6	7	18	20
Expected return on plan assets	(47)	(43)	(142)	(130)
Amortization of prior service cost (credit)	2	1	6	4	(2)	(1)	(5)	(2)
Recognition of actuarial loss			1	15
Total pension and postretirement benefit expense	$13	$12	$39	$52	$7	$8	$22	$25

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

11.  Other Liabilities

Other liabilities follow (in millions):

	September 30,	December 31,
	2018	2017
Current liabilities:
Wages and employee benefits	$533	$620
Income taxes	252	148
Derivative instruments	50	42
Asbestos and other litigation (Note 3)	148	41
Other current liabilities	785	540
Other accrued liabilities	$1,768	$1,391

Non-current liabilities:
Defined benefit pension plan liabilities	$783	$713
Derivative instruments	287	333
Asbestos and other litigation (Note 3)	279	338
Investment in Hemlock Semiconductor Group ("HSG") (1)	113	105
Customer deposits (Note 2)	923	382
Deferred tax liabilities	328	451
Other non-current liabilities	832	695
Other liabilities	$3,545	$3,017

(1)	The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.

12.  Hedging Activities

Undesignated Hedges

The table below includes a total gross notional value for translated earnings contracts of $14.7 billion and $14.3 billion at September 30, 2018 and December 31, 2017, respectively.  These include gross notional value for average rate forwards of $12.1 billion and $13.0 billion, zero-cost collars and purchased put or call options of $2.6 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively.  The majority of the average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2018-2022 and with gross notional values of $9.7 billion and $11.7 billion at September 30, 2018 and December 31, 2017, respectively.  The average rate forward contracts also partially hedge the impacts of the South Korean won, Chinese yuan, euro and British pound translation on the Company’s projected net income.  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for September 30, 2018 and December 31, 2017 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Sept. 30,	Dec. 31,	sheet	Sept. 30,	Dec. 31,	sheet	Sept. 30,	Dec. 31,
	2018	2017	location	2018	2017	location	2018	2017

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$376	$294	Other current assets	$12	$20
			Other assets	2	1

Interest rate contracts	850	550	Other current assets	9		Other accrued liabilities	$(2)
						Other liabilities	(8)	$(8)

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	1,136	599	Other current assets	9	2	Other accrued liabilities	(8)	(7)

Translated earnings contracts	14,679	14,275	Other current assets	159	176	Other accrued liabilities	(40)	(34)
			Other assets	64	66	Other liabilities	(279)	(325)

Total derivatives	$17,041	$15,718		$255	$265		$(337)	$(374)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect of derivative financial instruments on Corning’s consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Effect of derivative instruments on the consolidated financial statements
	for the three months ended September 30,
	Gain recognized in other		Location of gain/(loss)	Gain/(loss) reclassified from
	comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income (effective) (1)
relationships	2018	2017	income (effective)	2018	2017

Interest rate contracts	$12
Foreign exchange contracts	19	$3	Cost of sales	$4	$(1)

Total cash flow hedges	$31	$3		$4	$(1)

	Effect of derivative instruments on the consolidated financial statements
	for the nine months ended September 30,
	Gain recognized in		Location of gain/(loss)	Gain/(loss) reclassified from
	other comprehensive income		reclassified from	accumulated OCI into
Derivatives in hedging	(OCI)		accumulated OCI into	income ineffective/effective (1)
relationships	2018	2017	income (effective)	2018	2017

			Sales		$1
Interest rate contracts	$9		Cost of sales	$10	(11)
Foreign exchange contracts	2	$36	Other expense, net	(1)	(1)

Total cash flow hedges	$11	$36		$9	$(11)

(1)	The amount of hedge ineffectiveness at September 30, 2018 and 2017 was insignificant.

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended		Nine months ended
	Location of gain/(loss)	September 30,		September 30,
Undesignated derivatives	recognized in income	2018	2017	2018	2017

Foreign exchange contracts – balance sheet and loans	Other income (expense), net	$10	$(7)	$19	$(19)
Foreign currency hedges related to translated earnings	Translated earnings contract gain (loss), net	230	26	66	(193)

Total undesignated		$240	$19	$85	$(212)

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$189		$189
Non-current assets:
Investments (2)	$32			$32
Other assets (1)	$66		$66

Current liabilities:
Other accrued liabilities (1)	$50		$50
Non-current liabilities:
Other liabilities (1)(3)	$307		$287	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)	One of the Company’s equity securities was measured using unobservable (Level 3) inputs, in the amount of $32 million.
(3)	Other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs, in the amount of $20 million.

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)(2)	$497		$197	$300
Non-current assets:
Other assets (1)	$68		$68

Current liabilities:
Other accrued liabilities (1)(2)	$44		$42	$2
Non-current liabilities:
Other liabilities (1)(2)	$353		$333	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)

At December 31, 2017, other current assets, other accrued liabilities and other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs, in the amounts of $300 million, $2 million and $20 million, respectively.

As a result of the acquisition of Samsung Corning Precision Materials in January 2014, the Company had contingent consideration that was measured using unobservable (Level 3) inputs in an option pricing model.  The fair value of the contingent consideration was calculated to be $300 million as of December 31, 2017.  This amount was settled in cash and received in June 2018.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of September 30, 2018 and December 31, 2017.

© 2018 Corning Incorporated. All Rights Reserved.

Index

14.  Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of September 30, 2018, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

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

In addition to the 2017 ASR agreements, during the year ended December  31, 2017, the Company repurchased 50.1 million shares of common stock on the market for approximately $1.4 billion, resulting in a total of 84.4 million shares repurchased for approximately $2.4 billion during 2017.

2018 Share Repurchases

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”).  In the three and nine months ended September 30, 2018, the Company repurchased 11.8 million and 63.4 million shares of common stock on the open market for approximately $384 million and $1.9 billion, respectively, as part of its 2016 and 2018 Repurchase Programs.

Accumulated Other Comprehensive Loss

In the three and nine months ended September 30, 2018 and 2017, the change in accumulated other comprehensive loss  was primarily related to the foreign currency translation adjustment.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$(693)	$(871)	$(529)	$(1,275)
Other comprehensive (loss) income (2)	(128)	49	(281)	435
Equity method affiliates (3)		4	(11)	22
Net current-period other comprehensive (loss) income - foreign currency translation adjustment	(128)	53	(292)	457
Ending balance	$(821)	$(818)	$(821)	$(818)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)

For the three months ended September 30, 2018 and 2017, tax amounts are not significant.  For the nine months ended September 30, 2018 and 2017, amounts are net of tax benefit of $28 million and tax expense of $47 million, respectively.

(3)	Tax effects are not significant.

© 2018 Corning Incorporated. All Rights Reserved.

Index

15.  Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates primarily for flat panel displays.
•	Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

Effective beginning in the first quarter of 2018, the Company has changed its measurement of segment sales and segment net income, and has recast prior periods presented based on the new methodology.  Included in this new measurement is a change in our segment tax rate to 21% to better reflect the new corporate tax rate under the 2017 Tax Act.  Additionally, the impact of changes in the Japanese yen, Korean won, Chinese yuan and New Taiwan dollar will be excluded from segment sales and segment net income for the Display Technologies and Specialty Materials segments, and certain income and expenses that were previously allocated to our segments are now included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income.  These include items that are not used by our chief operating decision maker (“CODM”) in evaluating the results of or in allocating resources to our segments and include the following items:  the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; litigation, regulatory and other legal matters; restructuring, impairment and other charges; adjustments relating to acquisitions; and other non-recurring non-operational items.  Although we exclude these amounts from segment results, they are included in reported consolidated results.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
September 30, 2018
Segment net sales	$852	$1,117	$459	$331	$231	$55	$3,045
Depreciation (1)	$146	$55	$34	$30	$12	$10	$287
Research, development and engineering expenses (2)	$26	$53	$43	$28	$5	$58	$213
Income tax (provision) benefit	$(57)	$(46)	$(31)	$(16)	$(8)	$19	$(139)
Segment net income (loss) (3)	$218	$168	$116	$60	$30	$(72)	$520

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
September 30, 2017
Segment net sales	$795	$917	$373	$277	$223	$50	$2,635
Depreciation (1)	$134	$49	$34	$31	$14	$12	$274
Research, development and engineering expenses (2)	$21	$44	$38	$28	$6	$53	$190
Income tax (provision) benefit	$(56)	$(35)	$(22)	$(11)	$(7)	$17	$(114)
Segment net income (loss) (3)	$211	$132	$86	$40	$25	$(64)	$430

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Nine Months Ended
September 30, 2018
Segment net sales	$2,377	$3,026	$1,080	$970	$708	$156	$8,317
Depreciation (1)	$436	$160	$102	$89	$39	$31	$857
Research, development and engineering expenses (2)	$76	$153	$123	$86	$15	$174	$627
Income tax (provision) benefit	$(157)	$(117)	$(60)	$(44)	$(23)	$60	$(341)
Segment net income (loss) (3)	$595	$427	$226	$166	$88	$(224)	$1,278

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Nine Months Ended
September 30, 2017
Segment net sales	$2,354	$2,617	$1,010	$815	$654	$133	$7,583
Depreciation (1)	$393	$142	$94	$93	$39	$34	$795
Research, development and engineering expenses (2)	$63	$121	$111	$80	$18	$157	$550
Income tax (provision) benefit	$(180)	$(100)	$(56)	$(33)	$(19)	$48	$(340)
Segment net income (loss) (3)	$682	$370	$213	$122	$71	$(186)	$1,272

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
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

© 2018 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales of reportable segments and All Other	$3,045	$2,635	$8,317	$7,583
Impact of foreign currency movements (1)	(37)	(28)	(62)	(104)
Net sales	$3,008	$2,607	$8,255	$7,479

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income of reportable segments	$592	$494	$1,502	$1,458
Net loss of All Other	(72)	(64)	(224)	(186)
Unallocated amounts:
Impact of foreign currency movements	(42)	(34)	(110)	(124)
Gain (loss) on foreign currency hedges related to translated earnings	230	26	66	(193)
Translation gain on Japanese yen-denominated debt	30	14	28	14
Litigation, regulatory and other legal matters	(11)		(143)	12
Research, development, and engineering expense	(31)	(25)	(99)	(72)
Equity in earnings of affiliated companies (1)	31	29	100	139
Amortization of intangibles	(27)	(18)	(68)	(53)
Interest expense, net	(38)	(27)	(111)	(79)
Income tax benefit (provision)	6	25	(42)	164
Other corporate items	(43)	(30)	(125)	(165)
Net income	$625	$390	$774	$915

(1)	Primarily represents the equity earnings of HSG.

© 2018 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2017 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2017 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of September 30, 2018.

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

Summary of results for the three and nine months ended September 30, 2018

Net sales for the three and nine months ended September 30, 2018 were $3.0 billion and $8.3 billion, compared to $2.6 billion and $7.5 billion, respectively, for the same periods in 2017, driven by an increase in net sales in all segments.  The increase in both periods was led by the Optical Communications segment, which increased $200 million and $409 million, respectively, due to higher sales of carrier network products in North America and Europe, an increase in sales of enterprise network products from growth in data centers and sales from 3M’s Communications Market Division which we acquired in June.  Net sales in the Display Technologies segment increased by $57 million and $23 million, respectively, for the three and nine months ended September 30, 2018, with volumes exceeding the display glass market’s strong growth and more than offsetting price declines. The Specialty Materials segment net sales increased by $86 million and $70 million, respectively, resulting from strong demand for Gorilla Glass products in support of new product releases.  Net sales for Environmental Technologies increased $54 million and $155 million, respectively, driven by growth in all product categories.  Life Sciences sales increased by $8 million and $54 million, respectively, driven by higher sales across all product lines.

© 2018 Corning Incorporated. All Rights Reserved.

Index

In the third quarter of 2018, we generated net income of $625 million, or $0.67 per share, compared to net income of $390 million, or $0.39 per share, for the same period in 2017.  The increase in net income of $235 million, or 60%, was primarily driven by the following items (amounts presented after-tax):

•	An increase of $154 million in translated earnings contract gains;
•

The positive impact of discrete tax and other tax-related items in the amount of $55 million. These items include a $48 million tax adjustment to the Toll Charge recorded in 2017 and other one-time tax items, offset largely by audit settlements; ;

•	Higher segment net income in all our business segments, up $98 million; and
•	Lower segment net income in the All Other segment, down $8 million, resulting from continued investment in product development.

Diluted earnings per share increased by $0.28 per share, or 72%, when compared to the third quarter of 2017, driven by the increase in net income described above, coupled with the repurchase of 76 million shares of common stock over the last twelve months.

In the first three quarters of 2018, we generated net income of $774 million, or $0.82 per share, compared to net income of $915 million, or $0.89 per share, for the same period in 2017.  The decrease in net income of $141 million, or 15%, was primarily driven by the following items (amounts presented after-tax):

•	An increase of $120 million in legal expenses, driven by a ruling in an intellectual property lawsuit and developments in civil litigation matters;
•

An increase of $53 million in discrete tax and other tax related items, including the preliminary agreement with the Internal Revenue Service to settle an audit in the amount of $172 million, offset by a $48 million benefit related an adjustment of the provisional estimate of the one-time Toll Charge recorded in 2017, and a $28 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable;

•

A decrease of $46 million in equity earnings, driven by the absence of a $46 million gain recorded in the first quarter of 2017 resulting from the modification of a long-term sales agreement with a customer of HSG;

•

Higher net income in the Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences segments, up $57 million, $44 million, $13 million and $17 million, respectively, offset by lower net income in the Display Technologies and All Other segments of $87 million and $38 million, respectively; and

•	An increase in the translated earnings contract gains of $174 million.

Diluted earnings per share decreased by $0.07 per share, or 8%, when compared to the nine months ended September 30, 2017, driven by the decrease in net income described above, coupled with the repurchase of 76 million shares of common stock over the last twelve months.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the three and nine months ended September 30, 2018 when compared to the same periods in 2017.

2018 Corporate Outlook

We believe 2018 will be another year of strong growth and investment, consistent with our Strategy and Capital Allocation Framework, and anticipate that segment net sales will exceed $11.3 billion.  In our Display Technologies segment, we expect pricing to continue to improve, with moderate year-over-year declines during the fourth quarter, an important milestone toward our goal of stabilizing returns.  For the full year, we anticipate Corning’s glass volume will grow faster than the expected display glass market growth of mid-single digits, driven by the ramp of our Gen 10.5 facility in China.  In the Optical Communications segment, we expect sales to increase in the high-teen percentage range, including approximately $200 million from the acquisition of 3M’s Communications Market Division.  We expect organic growth will improve by a low-teen percentage range driven by strong demand from carrier and enterprise network customers. We expect mid-single digit percentage growth in the Specialty Materials segment, driven by new model launches and the adoption of our innovations. We expect sales growth in the mid-teen percentage range in our Environmental Technologies segment, driven by continued strength in automotive product sales, on-going improvements in the heavy-duty diesel market and the commercial launch of gas-particulate filters.  We expect mid-to-high single digit percentage growth in the Life Sciences segment.

© 2018 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three and nine months ended September 30, 2018 and 2017 follow (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Net sales	$3,008	$2,607	15%	$8,255	$7,479	10%

Gross margin	$1,232	$1,050	17%	$3,259	$2,988	9%
(gross margin %)	41%	40%		39%	40%

Selling, general and administrative expenses	$439	$375	17%	$1,352	$1,072	26%
(as a % of net sales)	15%	14%		16%	14%

Research, development and engineering expenses	$244	$215	13%	$728	$623	17%
(as a % of net sales)	8%	8%		9%	8%

Translated earnings contract gain (loss), net	$230	$26	785%	$66	$(193)	134%
(as a % of net sales)	8%	1%		1%	(3%)

Income before income taxes	$758	$479	58%	$1,157	$1,091	6%
(as a % of net sales)	25%	18%		14%	15%

Provision for income taxes	$(133)	$(89)	(49%)	$(383)	$(176)	(118%)
(as a % of net sales)	(4%)	(3%)		(5%)	(2%)

Net income attributable to Corning Incorporated	$625	$390	60%	$774	$915	(15%)
(as a % of net sales)	21%	15%		9%	12%

Net Sales

The following table presents net sales by reportable segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Display Technologies	$852	$795	7%	$2,377	$2,354	1%
Optical Communications	1,117	917	22%	3,026	2,617	16%
Specialty Materials	459	373	23%	1,080	1,010	7%
Environmental Technologies	331	277	19%	970	815	19%
Life Sciences	231	223	4%	708	654	8%
All Other	55	50	10%	156	133	17%
Total net sales of reportable segments	$3,045	$2,635	16%	$8,317	$7,583	10%

© 2018 Corning Incorporated. All Rights Reserved.

Index

For the three months ended September 30, 2018, net sales of reportable segments increased by $410 million, or 16%, when compared to the same period in 2017.  The primary sales drivers by segment were as follows:

•

Display Technologies net sales increased $57 million compared to the prior year, with the increase in glass volume in the low-teens in percentage terms offset by price declines in the mid-single digits;

•	An increase of $200 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $107 million and $93 million, respectively;
•	An increase of $86 million in the Specialty Materials segment driven by higher sales of Gorilla Glass products;
•	An increase of $54 million in the Environmental Technologies segment, driven by sales growth across all product lines; and
•	An increase of $8 million in the Life Sciences segment, driven by higher sales in all product categories.

Movements in foreign exchange rates increased Corning’s consolidated net sales in the amount of $9 million in the three months ended September 30, 2018, when compared to the prior year.

For the nine months ended September 30, 2018, net sales of reportable segments increased by $734 million, or 10%, when compared to the same period in 2017.  The primary sales drivers by segment were as follows:

•	An increase of $23 million in the Display Technologies segment, driven by increases in glass volume in the high-single digits in percentage terms, offset partially by price declines;
•	An increase of $409 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $251 million and $158 million, respectively;
•	An increase of $70 million in the Specialty Materials segment driven by higher sales of Gorilla Glass products;
•	An increase of $155 million in the Environmental Technologies segment, driven by sales increases across all product lines; and
•	An increase of $54 million in the Life Sciences segment, driven by higher sales in all product categories.

Movements in foreign exchange rates decreased Corning’s consolidated net sales in the amount of $42 million in the nine months ended September 30, 2018, when compared to the prior year.

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

Gross Margin

In the three and nine months ended September 30, 2018, gross margin increased by $182 million, or 17%, and $271 million, or 9%, respectively, primarily driven by an increase in sales across all operating segments.  Gross margin as a percentage of net sales increased by 1% for the three months ended September 30, 2018.  Gross margin as a percentage of sales declined by 1% for the year to date period driven by glass price declines in the high-single digits in percentage terms, combined with spending for capacity expansions in the Display Technologies and Optical Communications segments.

Selling, General and Administrative Expenses

When compared to the third quarter of 2017, selling, general and administrative expenses increased by $64 million, or 17%, in the three months ended September 30, 2018.  The increase was due to the following items:

•	An increase of $16 million in the Optical Communications segment driven largely by the acquisition of 3M’s Communications Market Division;
•	An increase of $15 million in variable compensation expense;
•	An increase of $21 million in litigation expense resulting from developments in commercial litigation matters; and
•	An increase in our emerging businesses, up $5 million, driven by investments in new customers and new business growth.

© 2018 Corning Incorporated. All Rights Reserved.

Index

When compared to the first three quarters of 2017, selling, general and administrative expenses increased by $280 million, or 26%, in the first three quarters of 2018.  The increase was due to the following items:

•	An increase of $165 million in litigation and other legal expenses, driven by a ruling in an intellectual property lawsuit and developments in commercial litigation matters;
•

An increase in the Optical Communications segment, up $40 million, largely driven by the acquisition of 3M’s Communications Market Division, and an increase in our emerging businesses, up $16 million, driven by investments in new customers and new business growth; and

•	Increased acquisition related costs, up $21 million.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended September 30, 2018, research, development and engineering expenses increased by $29 million, or 13%, when compared to the same period last year, driven by higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses were flat when compared to the same period last year.

For the nine months ended September 30, 2018, research, development and engineering expenses increased by $105 million, or 17%, when compared to the same period last year, driven by higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses increased slightly when compared to the same period last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Hemlock Semiconductor Group	$28	$29	$97	$139
All other	4	2	5	9
Total equity earnings	$32	$31	$102	$148

In the third quarter ending September 30, 2018, equity in earnings of affiliated companies remain relatively consistent with the prior year.

In the first three quarters of 2018, equity in earnings of affiliated companies decreased by $46 million, driven by the absence of a $46 million gain recorded in the first quarter of 2017 resulting from the modification of long-term sales agreements with a customer of HSG.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Translated earnings contract gain (loss), net

Included in the line item Translated earnings contract gain (loss), net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, euro, Chinese yuan and British pound and its impact on our net earnings.  The following table provides detailed information on the impact of our translated earnings contract gains and losses:

	Three Months Ended		Three Months Ended		Change
	September 30, 2018		September 30, 2017		2018 vs. 2017
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$24	$19	$50	$31	$(26)	$(12)
Unrealized gain, net	206	151	(24)	(15)	230	166
Total translated earnings contract gain, net	$230	$170	$26	$16	$204	$154

	Nine Months Ended		Nine Months Ended		Change
	September 30, 2018		September 30, 2017		2018 vs. 2017
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$57	$45	$199	$124	$(142)	$(79)
Unrealized loss, net	9	(9)	(392)	(247)	401	238
Total translated earnings contract gain (loss), net	$66	$36	$(193)	$(123)	$259	$159

The gross notional value outstanding on our translated earnings contracts at September 30, 2018 and December 31, 2017 were as follows (in billions):

	September 30,	December 31,
	2018	2017
Japanese yen-denominated hedges	$12.4	$13.0
South Korean won-denominated hedges	0.3	0.8
Euro-denominated hedges	1.3	0.3
Chinese yuan-denominated hedges	0.6	0.2
British pound-denominated hedges	0.1
Total gross notional value outstanding	$14.7	$14.3

© 2018 Corning Incorporated. All Rights Reserved.

Index

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income before income taxes in the three and nine months ended September 30, 2018 when compared to the same periods in 2017.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rate are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Provision for income taxes	$(133)	$(89)	$(383)	$(176)
Effective tax rate	17.5%	18.6%	33.1%	16.1%

For the three months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax amounts related to global intangible low-taxed income (“GILTI”);
•	Benefits related to foreign derived intangible income (“FDII”);
•	An increase in the estimated annual impact of the base erosion and anti-deferral tax (“BEAT”); and
•	A $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

For the nine months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audit for the years 2013 and 2014;
•	Additional tax amounts related to global intangible low-taxed income (“GILTI”);
•	Benefits related to foreign derived intangible income (“FDII”);
•	An increase in the estimated annual impact of the base erosion and anti-deferral tax (“BEAT”);
•	A $28 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable; and
•	A $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

For the three and nine months ended September 30, 2017, the effective income tax benefit differed from the U.S. statutory rate of 35% primarily due to the following benefits:

•	Rate differences on income (loss) of consolidated foreign companies; and
•	The benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to Corning Incorporated	$625	$390	$774	$915
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$601	$366	$701	$842
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$625	$390	$774	$915
Basic earnings per common share	$0.75	$0.41	$0.85	$0.93
Diluted earnings per common share	$0.67	$0.39	$0.82	$0.89

Weighted-average common shares outstanding - basic	805	883	824	905
Weighted-average common shares outstanding - diluted	930	1,009	948	1,031

(1)	Refer to Note 6 (Earnings per Common Share) to the consolidated financial statements for additional information.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Comprehensive Income

For the three months ended September 30, 2018 comprehensive income increased by $79 million when compared to the same period in 2017, due to an increase in net income of $235 million and higher unrealized gains on designated hedges of $23 million, offset by the negative impact of the change in foreign currency translation gains and losses of $181 million, driven primarily by the Japanese yen and the Korean won.

For the nine months ended September 30, 2018 comprehensive income decreased by $965 million when compared to the same period in 2017, due to the negative impact of the change in foreign currency translation adjustments of $749 million, driven primarily by the devaluation of the Japanese yen and the Korean won, a $141 million decrease in net income and a decrease of $38 million in unrealized gains on designated hedges.

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

Core performance measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for, GAAP reporting measures.  With respect to the Company’s outlooks for future periods, it is not possible to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of the Japanese yen, South Korean won, Chinese yuan or New Taiwan dollar against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control.  As a result, the Company is unable to provide outlook information on a GAAP basis.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

© 2018 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Core net sales	$3,045	$2,635	16%	$8,317	$7,583	10%
Core equity in earnings of affiliated companies	$32	$32	0%	$89	$78	14%
Core earnings	$476	$403	18%	$1,134	$1,179	(4)%

Core Net Sales

Core net sales are consistent with net sales by reportable segment.  Net sales by reportable segment are presented below (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Display Technologies	$852	$795	7%	$2,377	$2,354	1%
Optical Communications	1,117	917	22%	3,026	2,617	16%
Specialty Materials	459	373	23%	1,080	1,010	7%
Environmental Technologies	331	277	19%	970	815	19%
Life Sciences	231	223	4%	708	654	8%
All Other	55	50	10%	156	133	17%
Total core net sales	$3,045	$2,635	16%	$8,317	$7,583	10%

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Hemlock Semiconductor Group	$28	$29	$82	$67
All other	4	3	7	11
Total core equity earnings	$32	$32	$89	$78

Core Earnings

In the three months ended September 30, 2018, we generated core earnings of $476 million, or $0.51 per share, compared to core earnings generated in the three months ended September 30, 2017 of $403 million, or $0.40 per share.  The increase of $73 million was primarily due to the following items:

•	An increase in the Display Technologies segment of $7 million, primarily resulting from increased sales of $57 million offset by capacity expansion costs China;
•	An increase in the Optical Communications segment of $36 million, driven by higher sales of carrier and enterprise network products;
•	An increase of $30 million in the Specialty Materials segment driven by higher sales of Gorilla Glass;
•	An increase in the Environmental Technologies segment of $20 million resulting from sales growth across all product lines;
•	An increase of $5 million in the Life Sciences segment resulting from increased sales in all product categories, as well as improved manufacturing efficiencies; and
•	A decrease of $8 million in the All Other segment resulting from increased investment in development projects.

© 2018 Corning Incorporated. All Rights Reserved.

Index

In the nine months ended September 30, 2018, we generated core earnings of $1,134 million, or $1.20 per share, compared to core earnings of $1,179 million or $1.14 per share.  The decrease of $45 million was driven by the following items:

•	A decrease in the Display Technologies segment of $87 million, driven by glass price declines and expansion costs in China, more than offsetting increases in glass volume;
•	Lower core earnings in our All Other segment, down $38 million due to increased investment in development projects for emerging businesses;
•	An increase in the Optical Communications segment of $57 million, driven by higher sales of carrier and enterprise network products, partially offset by spending for capacity expansion;
•	An increase in the Environmental Technologies segment of $44 million resulting from sales growth across all product lines;
•	An increase of $17 million in the Life Sciences segment resulting from increased sales in all product categories, as well as improved manufacturing efficiencies; and
•	An increase of $13 million in the Specialty Materials segment driven by strong demand for Gorilla Glass.

Included in core earnings for the three and nine months ended September 30, 2018 and 2017 is net periodic pension expense in the amounts of $13 million and $38 million, respectively, and $12 million and $37 million, respectively.

Refer to Note 10 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Core earnings attributable to Corning Incorporated	$476	$403	$1,134	$1,179
Less: Series A convertible preferred stock dividend	24	24	73	73
Core earnings available to common stockholders - basic	452	379	1,061	1,106
Add: Series A convertible preferred stock dividend	24	24	73	73
Core earnings available to common stockholders - diluted	$476	$403	$1,134	$1,179

Weighted-average common shares outstanding - basic	805	883	824	905
Effect of dilutive securities:
Stock options and other dilutive securities	10	11	9	11
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	930	1,009	948	1,031
Core basic earnings per common share	$0.56	$0.43	$1.29	$1.22
Core diluted earnings per common share	$0.51	$0.40	$1.20	$1.14

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended September 30, 2018
			Income before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$3,008	$32	$758	$625	17.5%	$0.67
Constant-currency adjustment (1)	37		42	46		0.05
Translation gain on Japanese yen-denominated debt (2)			(30)	(23)		(0.02)
Translated earnings contract gain (3)			(232)	(171)		(0.18)
Acquisition-related costs (4)			37	29		0.03
Discrete tax items and other tax-related adjustments (5)				(40)		(0.04)
Litigation, regulatory and other legal matters (6)			11	8		0.01
Restructuring, impairment and other charges (7)			9	2
Core performance measures	$3,045	$32	$595	$476	20.0%	$0.51

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

	Three Months Ended September 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,607	$31	$479	$390	18.6%	$0.39
Constant-currency adjustment (1)	28	1	34	28		0.03
Translation gain on Japanese yen-denominated debt (2)			(14)	(9)		(0.01)
Translated earnings contract gain (3)			(28)	(18)		(0.02)
Acquisition-related costs (4)			21	14		0.01
Discrete tax items and other tax-related adjustments (5)				(2)
Core performance measures	$2,635	$32	$492	$403	18.1%	$0.40

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

© 2018 Corning Incorporated. All Rights Reserved.

Index

	Nine Months Ended September 30, 2018
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported – GAAP	$8,255	$102	$1,157	$774	33.1%	$0.82
Constant-currency adjustment (1)	62	1	110	114		0.12
Translation gain on Japanese yen-denominated debt (2)			(28)	(21)		(0.02)
Translated earnings contract gain (3)			(85)	(50)		(0.05)
Acquisition-related costs (4)			95	74		0.08
Discrete tax items and other tax-related adjustments (5)				103		0.11
Litigation, regulatory and other legal matters (6)			143	111		0.12
Restructuring, impairment and other charges (7)			58	40		0.04
Equity in earnings of affiliated companies (8)		(14)	(14)	(12)		(0.01)
Pension mark-to-market adjustment (10)			1	1
Core performance measures	$8,317	$89	$1,437	$1,134	21.1%	$1.20

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to arrive at core performance measures” for the descriptions of the footnoted reconciling items.

	Nine Months Ended September 30, 2017
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$7,479	$148	$1,091	$915	16.1%	$0.89
Constant-currency adjustment (1)	104	2	124	94		0.08
Translation gain on Japanese yen-denominated debt (2)			(14)	(9)		(0.01)
Translated earnings contract loss (3)			198	124		0.12
Acquisition-related costs (4)			60	41		0.04
Discrete tax items and other tax-related adjustments (5)				28		0.03
Litigation, regulatory and other legal matters (6)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (7)			50	35		0.03
Equity in earnings of affiliated companies (8)		(72)	(72)	(46)		(0.04)
Adjustments related to acquisitions (9)			(5)	(3)
Pension mark-to-market adjustment (10)			15	9		0.01
Core performance measures	$7,583	$78	$1,435	$1,179	17.8%	$1.14

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

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
(5)

Discrete tax items and other tax-related adjustments:  For 2018, this amount primarily relates to the preliminary IRS audit settlement.  For 2017, this amount represents the removal of discrete adjustments (e.g., changes in tax law and changes in judgment about the realizability of certain deferred tax assets) as well as other non-operational tax-related adjustments.

(6)	Litigation, regulatory and other legal matters: Includes amounts that reflect developments in commercial litigation, intellectual property disputes and other legal matters.
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

© 2018 Corning Incorporated. All Rights Reserved.

Index

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates primarily for flat panel displays.
•	Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel emission control applications.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

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

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$852	$795	7%	$2,377	$2,354	1%
Segment net income	$218	$211	3%	$595	$682	(13%)

Net sales in the Display Technologies segment increased by $57 and $23 million, respectively, in the three and nine months ended September 30, 2018, driven by glass volume growth in the low-teens and high-single digits in percentage terms. Volume growth more than offset price declines in the mid-single digits and high-single digits in percentage terms,  for the three and nine months ended September 30, 2018, respectively.  Capacity expansion in China is supporting the increase in volume.

Net income in the Display Technologies segment increased by $7 million in the three months ended September 30, 2018, for the reasons outlined in the above paragraph.  Net income decreased by $87 million in the nine months ended September 30, 2018 driven by expansion costs and price declines more than offsetting increases in glass volume.

Outlook:

For the fourth quarter, display glass market volume is expected to grow by a low-single-digit percentage sequentially.  Display Technologies sales volumes are expected to grow faster than the market, driven by the Gen 10.5 ramp up in China. Fourth-quarter sequential glass price declines are expected to be even more moderate than the third quarter.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$1,117	$917	22%	$3,026	$2,617	16%
Segment net income	$168	$132	27%	$427	$370	15%

Net sales in the Optical Communications segment increased by $200 million, or 22%, and $409 million, or 16%, for the three and nine months ended September 30, 2018, respectively.  Higher sales of carrier products, up $107 million and $251 million, and enterprise network products, up $93 million and $158 million, respectively, drove the increase.  Strong growth in the North American and European fiber-to-the-home and access markets drove the sales increase in carrier network products and growth in data centers drove the increase in enterprise sales.  The acquisition of 3M’s Communications Market Division also contributed to sales growth.

Net income increased by $36 million, or 27%, and $57 million, or 15%, for the three and nine months ended September 30, 2018.  The increase was driven by the increase in sales.  For the nine months ended September 30, 2018, volume gains were partially offset by costs associated with our planned capacity expansions and lower sales prices.

Outlook:

In the fourth quarter, Optical Communications sales are expected to increase by a low-single digit percentage sequentially, resulting in year-over-year growth slightly better than the third quarter.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$459	$373	23%	$1,080	$1,010	7%
Segment net income	$116	$86	35%	$226	$213	6%

Net sales in the Specialty Materials segment increased by $86 million, or 23%, and $70 million, or 7%, for the three and nine months ended September 30, 2018, driven primarily by increased Gorilla Glass sales.  Net income increased by $30 million, or 35%, and $13 million, or 6% for the three and nine months ended September 30, 2018, primarily driven by the increase in sales and lower manufacturing costs.

Outlook:

In the fourth quarter of 2018, Specialty Materials sales are expected to be comparable to the fourth quarter of 2017 which was Specialty Materials’ highest sales quarter in 2017.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$331	$277	19%	$970	$815	19%
Segment net income	$60	$40	50%	$166	$122	36%

Net sales in the Environmental Technologies segment increased $54 million, or 19%, and $155 million, or 19%, for the three and nine months ended September 30, 2018, respectively.  Automotive product sales increased $20 million and $72 million for the three and nine months ended September 30, 2018, due to global market strength and continued sales growth of gas particulate filters.  Diesel product sales increased $34 million and $83 million for the three and nine months ended September 30, 2018, respectively.  The increases were driven by higher demand for heavy-duty diesel products in North America and Europe.  Movements in foreign exchange rates were not material when compared to the corresponding three-month period in 2017.  The year to date impact is $29 million when compared to the corresponding nine-month period in 2017.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Net income increased by $20 million, or 50%, and $44 million, or 36%, for the three and nine months ended September 30, 2018, respectively.  The increase was driven by the sales increase outlined above and improved manufacturing efficiencies.  Movements in foreign exchange rates had an immaterial effect on net income when compared to the three months ended September 2017, and impacted net income by $4 million when compared to the corresponding nine-month period in 2017.

Outlook:

Fourth quarter sales are expected to increase by a high-single digit percentage on a year-over-year basis.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$231	$223	4%	$708	$654	8%
Segment net income	$30	$25	20%	$88	$71	24%

Net sales in the Life Sciences segment increased by $8 million, or 4%, and $54 million, or 8%, for the three and nine months ended September 30, 2018, respectively, driven by higher sales across all product categories.  Movements in foreign exchange rates reduced net sales $2 million and increased net sales $12 million in the three and nine months ended September 30, 2018 when compared to the same period in 2017.

Net income increased by $5 million, or 20%, and $17 million, or 24%, for the three and nine months ended September 30, 2018, respectively, driven by the increase in sales described above and improved manufacturing efficiencies.  Movements in foreign exchange rates were not material when compared to the corresponding three-month and nine-month periods in 2017.

Outlook:

Fourth quarter sales are expected to increase by a low-to-mid-single digit percentage on a year-over-year basis.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17

Segment net sales	$55	$50	10%	$156	$133	17%
Segment net income	$(72)	$(64)	13%	$(224)	$(186)	20%

Net sales of this segment increased by $5 million, or 10%, and $23 million, 17%, for the three and nine months ended September 30, 2018, when compared to the same period in 2017, driven primarily by an increase in sales in our emerging businesses.  The increase in the net loss of $8 million, or 13%, and $38 million, or 20%, reflects increased spending in our development projects when compared to the corresponding three and nine months ended September 30, 2017.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

The following items impacted Corning’s financing and capital structure in the nine months ended September 30, 2018 and 2017:

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

In the third quarter of 2018, Corning amended and restated its revolving credit agreement (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides a $1.5 billion unsecured multi-currency line of credit and expires August 15, 2023.  The Revolving Credit Agreement includes affirmative and negative covenants with which Corning must comply, including a leverage (debt to capital ratio) financial covenant.  The required leverage ratio is a maximum of 60%.

2017

There were no significant items that impacted Corning’s financing structure in the nine months ended September 30, 2017.

Share Repurchase Program

During 2017, Corning repurchased 84.4 million shares for approximately $2.4 billion through accelerated share repurchase agreements and open market repurchases under the 2016 Repurchase Program.

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”). During the three and nine months ended September 30, 2018, the Company repurchased 11.8 million and 63.4 million shares of common stock on the open market for approximately $384 million and $1.9 billion, respectively, as part of its 2016 and 2018 Repurchase Programs.

Refer to Note 14 (Shareholders’ Equity) for additional information.

Capital Spending

Capital spending totaled $1.6 billion and $1.2 billion in the nine months ended September 30, 2018 and 2017, respectively.  We expect our 2018 capital expenditures to be slightly more than $2.0 billion, driven by expansions related to the Gen 10.5 glass manufacturing facility, the addition of capacity to support the new gas-particulate filters business in the Environmental Technologies segment and investment to support growth in customer demand in the Optical Communications and Specialty Materials segments.

Cash Flow

Summary of cash flow data (in millions):

	Nine months ended
	September 30,
	2018	2017
Net cash provided by operating activities	$1,978	$1,116
Net cash used in investing activities	$(2,266)	$(1,218)
Net cash used in financing activities	$(2,116)	$(1,595)

Net cash provided by operating activities increased by $862 million in the nine months ended September 30, 2018 when compared to the same period last year, primarily driven by customer deposits received of $691 million and the positive impact of changes in working capital of $214 million.

Net cash used in investing activities increased by $1 billion in the nine months ended September 30, 2018 when compared to the same period last year, driven by the cash outflow of $794 million for the acquisition of 3M’s Communications Market Division, an increase of $382 million in capital expenditures largely due to capacity expansion projects in our Display Technologies, Optical Communications and Environmental Technologies segments and a decrease of $137 million in realized gains on translated earnings contracts.  Cash received of $196 million, which represents the original fair value of the contingent consideration asset related to the acquisition of Samsung Corning Precision Materials (see Note 13), partially offset the net cash used in investing activities.

Net cash used in financing activities in the nine months ended September 30, 2018 increased by $521 million when compared to the same period last year, driven by an increase in debt repayments of $375 million and decreases of $201 million and $106 million in proceeds received from the exercise of stock options and the issuance of debt, respectively.  A decrease of $184 million in share repurchases partially offset the negative cash impact of these items.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	As of	As of
	September 30,	December 31,
	2018	2017

Working capital	$3,520	$5,618
Current ratio	2.1:1	2.8:1
Trade accounts receivable, net of allowances	$1,973	$1,807
Days sales outstanding	59	62
Inventories	$1,921	$1,712
Inventory turns	3.6	3.7
Days payable outstanding (1)	44	51
Long-term debt (excluding current portion)	$5,056	$4,749
Total debt to total capital	28%	25%

(1)	Includes trade payables only.

Credit Rating

Our credit ratings remain the same as those disclosed in our 2017 Form 10-K.

	Rating	Outlook
RATING AGENCY	Long-Term Debt	last update

Standard & Poor’s	BBB+	Stable
October 27, 2015

Moody’s	Baa1	Stable
October 28, 2015

Management Assessment of Liquidity

We ended the first three quarters of 2018 with approximately $1.9 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world, with approximately 72% held outside of the United States, and are generally unrestricted.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. In the first three quarters of 2018, the Company distributed approximately $2.2 billion from its foreign subsidiaries to the U.S. parent of those subsidiaries.  There were no incremental taxes beyond the Toll Charge due with the respect to this distribution of cash.

To manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  We are currently party to two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate.  In addition, the company has entered into $300 million of treasury lock agreements to economically fix the benchmark interest rate associated with future debt issuances. This hedge is designated as a cash flow hedge.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion.  Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes.  The Company’s Revolving Credit Agreement is available to support obligations under the commercial paper program, if needed.  At September 30, 2018 and December 31, 2017 Corning did not have outstanding commercial paper.

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

Our major source of funding for 2018 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments, dividend payments and share repurchase programs.

© 2018 Corning Incorporated. All Rights Reserved.

Index

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant.  The required leverage ratio is a maximum of 60%.  At September 30, 2018, our leverage using this measure was approximately 28%. As of September 30, 2018, we were in compliance with the terms of the Revolving Credit Agreement.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.    As of September 30, 2018, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that require management’s most difficult, subjective or complex judgments are described in our 2017 Form 10-K and remain unchanged through the first nine months of 2018.  For certain items, additional details are provided below.

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

At September 30, 2018 and December 31, 2017, the carrying value of precious metals was higher than the fair market value by $624 million and $711 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements.

© 2018 Corning Incorporated. All Rights Reserved.

Index

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At September 30, 2018 and December 31, 2017, Corning had accrued approximately $33 million and $38 million, respectively, (undiscounted) for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2018, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. See our 2017 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of September 30, 2018, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2018 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2018:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share	or program	or programs

July 1 - 31, 2018	3,166,122	$29.30	3,122,185
August 1 - 31, 2018	4,615,377	33.18	4,613,813
September 1 - 30, 2018	4,056,692	34.29	4,056,300
Total	11,838,191	$32.52	11,792,298	$1,706,295,785

(1)

This column reflects the following transactions during the third quarter of 2018:  (i) the deemed surrender to us of 1,621 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 44,272 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 11,792,298 shares of common stock under the 2016 and 2018 Repurchase Programs.

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

Corning Incorporated
(Registrant)

October 24, 2018	/s/ Edward A. Schlesinger
Date	Edward A. Schlesinger
Vice President and Corporate Controller

© 2018 Corning Incorporated. All Rights Reserved.