Form 10-K
period 2018-12-31
CORNING INC /NY
filed 2019-02-12
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes   ☒                                   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                                   No   ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22 billion based on the $27.51 price as reported on the New York Stock Exchange.

There were 786,761,073 shares of Corning’s common stock issued and outstanding as of January 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated March 22, 2019, and filed for the Registrant’s 2019 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K, as specifically set forth in Part III.

© 2019 Corning Incorporated. All Rights Reserved.

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

Corning’s capabilities are versatile and synergistic, which allows the company to evolve to meet changing market needs, while also helping our customers capture new opportunities in dynamic industries.  Today, Corning’s markets include optical communications, mobile consumer electronics, display technology, automotive emissions control products, and life sciences vessels.  Corning's industry-leading products include damage-resistant cover glass for mobile devices; precision glass for advanced displays; optical fiber, wireless technologies, and connectivity solutions for state-of-the-art communications networks; trusted products to accelerate drug discovery and delivery; and clean-air technologies for cars and trucks.

Corning operates in five reportable segments:  Display Technologies, Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences, and manufactures products at 108 plants in 15 countries.

Display Technologies Segment

Corning’s Display Technologies segment manufactures glass substrates for high performance displays, including organic light-emitting diode (“OLEDs”) and liquid crystal displays (“LCDs”) that are used primarily in televisions, notebook computers and flat panel desktop monitors.  This segment develops, manufactures and supplies high quality glass substrates using technology expertise and a proprietary fusion manufacturing process, which Corning invented and is the cornerstone of the Company’s technology leadership in the display glass industry.  Our highly automated process yields glass substrates with a pristine surface and excellent thermal dimensional stability and uniformity – essential attributes in the production of large, high performance display panels.  Corning’s fusion process is scalable and we believe it is the most cost-effective process in producing large size substrates.

© 2019 Corning Incorporated. All Rights Reserved.

Index

We are recognized for providing product innovations that enable our customers to produce larger, lighter, thinner and higher-resolution displays.  Some of the product innovations that we have launched over the past ten years utilizing our world-class processes and capabilities include the following:

•	Corning® EAGLE XG® Glass, the industry’s first LCD glass substrate that is free of heavy metals;
•	Corning® EAGLE XG® Slim Glass, a line of thin glass substrates which enables lighter-weight portable devices and thinner televisions and monitors;
•	Corning IRIS™ Glass, a light-guide plate solution which enables televisions and monitors to be less the 5-mm thick;
•

The family of Corning LOTUS™ Glass, high-performance display glass developed to enable cutting-edge technologies, OLEDs and next generation LCDs.  These substrate glasses provide industry-leading levels of low total pitch variation, resulting in brighter, more energy-efficient displays with higher resolutions for consumers and better yields for panel makers; and

•	The world’s first Gen 10 and Gen 10.5 glass substrates in support of improved efficiency in manufacturing large-sized televisions.

Corning has display glass manufacturing operations in South Korea, Japan, Taiwan and China, and services all its glass customers in all regions directly, utilizing its manufacturing facilities throughout Asia.

Patent protection and proprietary trade secrets are important to the Display Technologies segment’s operations.  Refer to the material under the heading “Patents and Trademarks” for information relating to patents and trademarks.

The Display Technologies segment represented 29% of Corning’s segment net sales in 2018.

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

© 2019 Corning Incorporated. All Rights Reserved.

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

To keep pace with surging demand for mobile bandwidth, Corning has a full complement of operator-grade distributed antenna systems (“DAS”), including the recently developed Optical Network Evolution wireless platform.  The ONE™ Wireless Platform (“ONE”) is the first all-optical converged cellular and Wi-Fi® solution built on an all-optical backbone with modular service support.  It provides virtually unlimited bandwidth, and meets all wireless service needs of large-scale enterprises at a lower cost than the typical DAS solution.

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

In December 2017, Corning announced that it had entered into agreements with the 3M Company (3M) to purchase substantially all its Communication Markets Division (“CMD”) in a cash transaction.  During 2018, Corning acquired substantially all of CMD for $841 million.

Corning believes that this transaction will augment its Optical Communications segment’s global market access and expand its broad portfolio of high-bandwidth optical connectors, assemblies, hardware, and accessories for carrier networks, enterprise LAN, and data center solutions.

Our optical fiber manufacturing facilities are in North Carolina, China and India.  Cabling operations are in North Carolina, Germany, Poland, China and smaller regional locations.  Our manufacturing operations for hardware and equipment products are in Texas, Arizona, Mexico, Brazil, Denmark, Germany, Poland, Israel, Australia and China.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

The Optical Communications segment represented 37% of Corning’s segment net sales in 2018.

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

Our cover glass, known as Corning® Gorilla® Glass, is a thin sheet glass designed specifically to function as a cover glass for display devices such as mobile phones, tablets and notebook PCs.  Elegant and lightweight, Corning Gorilla Glass is durable enough to resist many real-world events that commonly cause glass failure, while maintaining optical clarity, touch sensitivity, and damage resistance, enabling exciting new applications in technology and design.  In 2018, Corning unveiled its latest Corning Gorilla Glass innovation, Corning® Gorilla® Glass 6, which is designed to be stronger than previous formulas and provide further protection against breakage.  Gorilla Glass 6 survives higher drop heights than Gorilla Glass 5, and survives repeated drops.

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

The Specialty Materials segment represented approximately 13% of Corning’s segment net sales in 2018.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

The Environmental Technologies segment represented 11% of Corning’s segment net sales in 2018.

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

Life Sciences products include consumables (such as plastic vessels, specialty surfaces, cell culture media and serum), as well as general labware and equipment, that are used for advanced cell culture research, bioprocessing, genomics, drug discovery, microbiology and chemistry.  Corning sells life sciences products under these primary brands: Corning, Falcon, Pyrex and Axygen.  The products are marketed globally, primarily through distributors, to pharmaceutical and biotechnology companies, academic institutions, hospitals, government entities, and other facilities.  Corning manufactures these products in the United States in California, Illinois, Maine, Massachusetts, New York, North Carolina, Utah and Virginia and outside of the U.S. in China, France, Mexico and Poland.

Patent protection is important to the segment’s operations.  The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes.  Brand recognition and loyalty, through well-known trademarks, are important to the segment.  Refer to the material under the heading “Patents and Trademarks” for more information.

The Life Sciences segment represented 8% of Corning’s segment net sales in 2018.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The All Other segment represented 2% of Corning’s segment net sales in 2018.

Additional explanation regarding Corning and its five reportable segments, as well as financial information about geographic areas, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 (Reportable Segments) to the Consolidated Financial Statements.

Corporate Investments

Dow Corning Corporation and Hemlock Semiconductor Group (“HSG”).  Prior to May 31, 2016, Corning and The Dow Chemical Company (“Dow Chemical”) each owned half of Dow Corning Corporation (“Dow Corning”), an equity company headquartered in Michigan that manufactures silicone products worldwide.  Dow Corning was the majority-owner of HSG, a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries.

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which held an equity interest in HSG and approximately $4.8 billion in cash.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Prior to realignment, HSG, a consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning now has a direct equity investment in HSG.  Because our ownership percentage in HSG did not change as a result of the realignment, the investment in HSG is recorded at its carrying value, which had a negative carrying value of $383 million at the transaction date.  The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.  Excluding this charge, the entity is profitable and recovered its equity during 2018.

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

Additional information about corporate investments is presented in Note 5 (Investments) to the Consolidated Financial Statements.

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

Display Technologies Segment

Corning is the largest worldwide producer of glass substrates for high performance display glass.  The environment for high performance display glass substrate products is very competitive and Corning believes it has maintained its competitive advantages by investing in new products, providing a consistent and reliable supply, and continually improving its proprietary fusion manufacturing process.  This process allows us to deliver glass that is larger, thinner and lighter, with exceptional surface quality and without heavy metals.  Asahi Glass Co. Ltd. and Nippon Electric Glass Co. Ltd. are Corning’s principal competitors in display glass substrates.

Optical Communications Segment

Corning believes it maintains a leadership position in the segment’s principal product groups, which include carrier and enterprise networks.  The competitive landscape includes industry consolidation, price pressure and competition for the innovation of new products.  These competitive conditions are likely to persist.  Corning believes its large-scale manufacturing experience, fiber process, technology leadership and intellectual property provide cost advantages relative to several of its competitors.

The primary competing producers of the Optical Communications segment are CommScope and Prysmian Group.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Life Sciences Segment

Corning seeks to maintain a competitive advantage by emphasizing product quality, global distribution, supply chain efficiency, a broad product line and superior product attributes.  Our principal competitors include Thermo Fisher Scientific, Inc., Greiner Group AG, Eppendorf AG and Starstedt AG.  Corning also faces increasing competition from large distributors that have pursued backward integration or introduced private label products.

Raw Materials

Corning’s manufacturing processes and products require access to uninterrupted power sources, significant quantities of industrial water, certain precious metals, and various batch materials.  Availability of resources (ores, minerals, polymers, helium and processed chemicals) required in manufacturing operations, appears to be adequate.  Corning’s suppliers, from time to time, may experience capacity limitations in their own operations, or may eliminate certain product lines.  Corning believes it has adequate programs to ensure a reliable supply of raw and batch materials as well as precious metals.  For many of its materials, Corning has alternate suppliers that would allow operations to continue without interruption in the event of specific materials shortages.

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

Patents and Trademarks

Inventions by members of Corning’s research and engineering staff continue to be important to the Company’s growth.  Patents have been granted on many of these inventions in the United States and other countries.  Some of these patents have been licensed to other manufacturers.  Many of our earlier patents have now expired, but Corning continues to seek and obtain patents protecting its innovations.  In 2018, Corning was granted about 520 patents in the U.S. and over 1,430 patents in countries outside the U.S.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting Corning’s innovations.  Corning has historically enforced, and will continue to enforce, its intellectual property rights.  At the end of 2018, Corning and its wholly-owned subsidiaries owned over 11,600 unexpired patents in various countries of which over 4,400 were U.S. patents.  Between 2019 and 2021, approximately 11% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations.  Worldwide, Corning has about 10,300 patent applications in process, with about 2,500 in process in the U.S.  Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting the Company’s innovation, although Corning’s competitors in each of its businesses are actively seeking patent protection as well.

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

Approximate number of patents granted to our reportable segments follows:

	Number of patents worldwide	U.S. patents	Important patents expiring between 2019 and 2021
Display Technologies	1,700	340	6
Optical Communications	5,060	2,340	27
Environmental Technologies	1,100	380	14
Specialty Materials	1,600	680	7
Life Sciences	560	240	1

Many of the Company’s patents are used in operations or are licensed for use by others, and Corning is licensed to use patents owned by others.  Corning has entered into cross-licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning’s principal trademarks include the following:  Axygen, Corning, Celcor, ClearCurve, DuraTrap, Eagle XG, EDGE8, Gorilla, HPFS, LEAF, PYREX, Steuben, Falcon, SMF-28e, UniCam, Valor, Willow, LOTUS and IRIS.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Protection of the Environment

Corning has an extensive program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations.  This program has resulted in capital and operating expenditures each year.  To maintain compliance with such regulations, capital expenditures for pollution control in operations were approximately $11.3 million in 2018 and are estimated to be $21.1 million in 2019.

Corning’s 2018 consolidated operating results were charged with approximately $47 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control.  Corning believes that its compliance program does not place it at a competitive disadvantage.

Employees

At December 31, 2018, Corning had approximately 51,500 full-time employees.  From time to time, Corning also retains consultants, independent contractors, temporary and part-time workers.

Executive Officers of the Registrant

James P. Clappin   Executive Vice President, Corning Glass Technologies

Mr. Clappin joined Corning in 1980 as a process engineer.  He transitioned to GTE Corporation in 1983 and returned to Corning in 1988.  He held a variety of manufacturing management roles in the consumer products division, transferring to the display business in 1994.  He was appointed as general manager of Corning Display Technologies (CDT) in 2002, and was president of CDT from September 2005 to July 2010.  He was appointed president, Corning Glass Technologies, in 2010.  He was appointed to his present position in 2017.  Age 61.

Martin J. Curran   Executive Vice President and Corning Innovation Officer

Mr. Curran joined Corning in 1984 and has held a variety of roles in finance, manufacturing, and marketing.  He has served as senior vice president, general manager for Corning Cable Systems Hardware and Equipment Operations in the Americas, responsible for operations in Hickory, North Carolina; Keller, Texas; Reynosa, Mexico; Shanghai, China; and the Dominican Republic.  He has also served as senior vice president and general manager for Corning Optical Fiber.  Mr. Curran was appointed as Corning’s first innovation officer in August 2012.  Age 60.

Jeffrey W. Evenson   Executive Vice President and Chief Strategy Officer

Dr. Evenson joined Corning in 2011 as senior vice president and operations chief of staff.  In 2015, he was named Chief Strategy Officer.  He serves on the Management Committee and oversees corporate strategy, corporate communications, and advanced analytics.  Prior to joining Corning, Dr. Evenson was a senior vice president with Sanford C. Bernstein, where he served as a senior analyst.  Before that, Dr. Evenson was a partner at McKinsey & Company, where he led technology and market assessment for early-stage technologies.  He was appointed executive vice president in 2018.  Age 53.

Clark S. Kinlin   Executive Vice President

Mr. Kinlin joined Corning in 1981 in the Specialty Materials division.  From 1985 to 1995 he worked in the Optical Fiber division.  In 1995, he joined Corning Consumer Products.  In 2000, Mr. Kinlin was named president, Corning International Corporation and, in 2003, he was appointed as general manager for Greater China.  From April 2007 to March 2008, he was chief operating officer, Corning Cable Systems, (now Corning Optical Communications) with responsibility for global sales, marketing, and operations.  He was named president and chief executive officer of Corning Cable Systems in April 2008.  He was appointed executive vice president in 2012.  Age 59.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Lawrence D. McRae   Vice Chairman and Corporate Development Officer

Mr. McRae joined Corning in 1985 and has held a broad range of leadership positions in various finance, sales, marketing, and general management across Corning’s businesses.  He was appointed vice president Corporate Development in 2000, senior vice president Corporate Development in 2003, senior vice president Strategy and Corporate Development in 2005, and executive vice president Strategy and Corporate Development in 2010.  Mr. McRae has served on Corning’s management committee since 2002 and was named vice chairman in 2015.  Age 60.

David L. Morse   Executive Vice President and Chief Technology Officer

Dr. Morse joined Corning in 1976 as a composition scientist in glass research.  In 1985, he was named senior research associate, manager of consumer products development in 1987 and director of materials research in 1990.  He served in a variety of technology leadership positions in organic materials and telecommunications before joining corporate research in 2001.  Prior to his current role, he served as senior vice president and director, corporate research.  Dr. Morse was appointed to his current position in 2012.  He is a member of the National Academy of Engineering.  Age 66.

Eric S. Musser   Executive Vice President, Corning Technologies and International

Mr. Musser joined Corning in 1986 and served in a variety of manufacturing and general management roles in Corning’s optical communications businesses.  In 2005, he was named vice president and general manager of Optical Fiber.  Mr. Musser served as general manager, Corning Greater China 2007-2012 and president of Corning International 2012-2014.  He was appointed executive vice president in 2014.  Age 59.

Christine M. Pambianchi   Executive Vice President, People and Digital

Ms. Pambianchi joined Corning in 2000 as division human resource manager, Corning Optical Fiber, and later was named director, Human Resources, Corning Optical Communications.  She was named division vice president, Business Human Resource in 2004.  She has led the Human Resources function since January 2008 when she was named vice president, Human Resources.  Ms. Pambianchi was appointed as senior vice president, Human Resources, in 2010 and to her current role in 2018.  Age 50.

Edward A. Schlesinger   Senior Vice President and Corporate Controller

Mr. Schlesinger joined Corning in 2013 as senior vice president and chief financial officer of Corning Optical Communications.  He was elected vice president and corporate controller in September 2015 and principal accounting officer in December 2015. He was named senior vice president in February 2019.  Prior to joining Corning, Mr. Schlesinger served as Vice President, Finance and Sector Chief Financial Officer for the Climate Solutions Sector for Ingersoll Rand.  Mr. Schlesinger has a financial career that spans more than 20 years garnering extensive expertise in technical financial management and reporting.  Age 51.

Lewis A. Steverson   Executive Vice President and General Counsel

Mr. Steverson joined Corning in 2013 as senior vice president and general counsel.  Prior to joining Corning, Mr. Steverson served as senior vice president, general counsel, and corporate secretary of Motorola Solutions, Inc.  During his 18 years with Motorola, he held a variety of law leadership roles across the company’s numerous business units.  Prior to Motorola, Mr. Steverson was in private practice at the law firm of Arnold & Porter.  He was appointed executive vice president in 2018.  Age 55.

R. Tony Tripeny   Executive Vice President and Chief Financial Officer

Mr. Tripeny joined Corning Cable Systems in 1985 as the corporate accounting manager and became the Keller, Texas facility’s plant controller in 1989.  In 1993, he was appointed equipment division controller and, in 1996, corporate controller.  Mr. Tripeny was appointed chief financial officer of Corning Cable Systems in July 2000 and, in 2003, he took on the additional role of group controller, Telecommunications.  He was appointed division vice president, operations controller in August 2004, vice president, corporate controller in October 2005, and senior vice president and principal accounting officer in April 2009.  Mr. Tripeny was then appointed as Corning’s senior vice president and chief financial officer in September 2015.  He was appointed executive vice president in 2018.  Age 59.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Wendell P. Weeks   Chairman, Chief Executive Officer and President

Mr. Weeks joined Corning in 1983 in the finance group.  He has held a variety of financial, business development, commercial, and general management roles.  In 1993 he was named general manager of external development in Corning’s telecommunications business.  He was named vice president and general manager of the Optical Fiber business in 1996 and president, Corning Optical Communications in 2001.  Mr. Weeks has been a member of Corning’s Board of Directors since December 2000.  He became Corning’s president and chief operating officer in 2002.  He was named chief executive officer in April 2005 and chairman of the board in April 2007.  He added the title of president in 2010.  Mr. Weeks is a director of Merck & Co. Inc. and Amazon.com, Inc.  Age 59.

Document Availability

A copy of Corning’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831.  The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge at www.SEC.gov, or through the Investor Relations page on Corning’s website at www.corning.com.  The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Other

Additional information in response to Item 1 is found in Note 17 (Reportable Segments) to the Consolidated Financial Statements and in Item 6 (Selected Financial Data).

Item 1A.  Risk Factors

We operate in rapidly changing economic, political, and technological environments that present numerous risks.  Our operations and financial results are subject to risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, our ability to successfully execute our strategy and capital allocation framework, and the trading price of our common stock or debt.  The following discussion identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance.  This information should be read in conjunction with our MD&A and the consolidated financial statements and related notes incorporated by reference into this report.  The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider, as these factors could cause our future results to differ from those in our forward-looking statements and from historical trends.

As a global company, we face many risks which could adversely impact our operations and financial results

We are a global company and derive a substantial portion of our revenues from, and have significant operations, outside of the United States.  Our international operations include manufacturing, assembly, sales, research and development, customer support, and shared administrative service centers.  Additionally, we rely on a global supply chain for key components and capabilities that are central to our ability to invent, make and sell products.

Compliance with laws and regulations increases our costs.  We are subject to both U.S. laws and local laws which, among other things, include data privacy requirements, employment and labor laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements.  Non-compliance or violations could result in fines, criminal sanctions against us, our officers or employees, and prohibitions on the conduct of our business.  Such violations could result in prohibitions on our ability to offer our products and services in one or more countries and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and operating results.  Our success depends, in part, on our ability to anticipate and manage these risks.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

•	Fluctuations in currency exchange rates, convertibility of currencies and restrictions involving the movement of funds between jurisdictions and countries;
•	Governmental protectionist policies and sovereign and political risks that may adversely affect Corning’s profitability and assets;
•	Tariffs, trade duties and other trade barriers including anti-dumping duties;
•	Geographical concentration of our factories and operations, and regional shifts in our customer base;
•	Periodic health epidemic concerns;
•	Political unrest, confiscation or expropriation of assets by foreign governments, terrorism and the potential for other hostilities;
•	Difficulty in protecting intellectual property, sensitive commercial and operations data, and information technology systems;
•	Differing legal systems, including protection and treatment of intellectual property and patents;
•	Complex, or competing tax regimes;
•	Difficulty in collecting obligations owed to us;
•	Natural disasters such as floods, earthquakes, tsunamis and windstorms; and
•	Potential loss of utilities or other disruption affecting manufacturing.

Corning’s Display Technologies segment generates a significant amount of the Company’s profits and cash flow.  Any significant decrease in display glass pricing could have a material and negative impact on our financial results

Corning’s ability to generate profits and operating cash flow depends largely on the profitability of our display glass business, which is subject to continuous pricing pressure due to industry competition, potential over-capacity, and development of new technologies.  If we are not able to achieve proportionate reductions in costs and increases in volume to offset potential pricing pressures it could have a material adverse impact on our financial results.

Because we have a concentrated customer base in each of our businesses, our sales could be negatively impacted by the actions or insolvency of one or more key customers, as well as our ability to retain these customers

A relatively small number of end-customers accounted for a high percentage of net sales in each of our reportable segments.  Mergers and consolidations between customers could result in further concentration of Corning’s customer base.  Further concentration, or the loss or insolvency of a key customer, could result in a substantial loss of sales and reduction in anticipated in cash flows.

The following table details the number of combined customers of our segments that accounted for a large percentage of segment net sales:

	Number of combined customers	% of total segment net sales in 2018

Display Technologies	4	70%
Optical Communications	1	18%
Specialty Materials	3	58%
Environmental Technologies	3	78%
Life Sciences	2	44%

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Additionally, a significant amount of the specialized manufacturing capacity for our reportable segments is concentrated in single-site locations.  Due to the specialized nature of the assets, in the event such a location experiences disruption, it may not be possible to find replacement capacity quickly or substitute production from other facilities.  Accordingly, disruption at a single-site manufacturing operation could significantly impact Corning’s ability to supply its customers and could produce a near-term severe impact on our individual businesses and the Company as a whole.

Geopolitical events, as well as other events outside of Corning’s control, could cause a disruption to our manufacturing operations and adversely impact our customers, resulting in a negative impact to Corning’s net sales, net income, asset values and liquidity

A natural disaster, epidemic, labor strike, war or political unrest in regions where we operate could adversely affect Corning’s ability to supply our customers and impact the value of our assets.  Such events may also impact our customers’ facilities and reduce our sales to such customers.  For example, a sizeable portion of Corning’s glass manufacturing capacity is in South Korea and we generate a significant portion of our sales through two South Korean customers.  Deterioration of the geopolitical climate in such a region could cause a disruption to our manufacturing operations and adversely impact our customers, resulting in a negative impact to Corning’s net sales, net income, asset values and liquidity.

We may experience difficulties in enforcing our intellectual property rights, which could result in loss of market share, and we may be subject to claims of infringement of the intellectual property rights of others

We rely on patent and trade secret laws, copyright, trademark, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights.  Despite our efforts, these protections may be limited and we may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses.  We cannot provide assurance that the patents that we hold or may obtain will provide meaningful protection against our competitors.  Changes in or enforcement of laws concerning intellectual property may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property, potentially resulting in loss of market share.  Litigation may be necessary to enforce our intellectual property rights.  Litigation is inherently uncertain and outcomes are often unpredictable.  If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Information technology dependency and cyber security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm

The Company is dependent on information technology systems and infrastructure, including cloud-based services, (“IT systems”) to conduct its business.  Our IT systems may be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.  Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data or intellectual property, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on our business.  Like other global companies, we have, from time to time, experienced incidents related to our IT systems, and expect that such incidents will continue, including malware and computer virus outbreaks, unauthorized access, systems failures and disruptions.  We have measures and defenses in place against such events, but we may not be able to prevent, immediately detect, or remediate all instances of such events.  A material security breach or disruption of our IT systems could result in theft, unauthorized use, or publication of our intellectual property and/or confidential business information, harm our competitive position, disrupt our manufacturing, reduce the value of our investment in research and development and other strategic initiatives, impair our ability to access vendors, suppliers and cloud-based services, or otherwise adversely affect our business.

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

We may not earn a positive return from our research, development and engineering investments

Developing our products through our innovation model of research and development is expensive and often involves a long investment cycle.  We make significant expenditures and investments in research, development and engineering that may not earn an economic return.  If our investments do not provide a pipeline of products or technologies that our customers demand or lower our manufacturing costs, it could negatively impact our revenues and operating margins both near- and long-term.

We have significant exposure to foreign currency movements

A large portion of our sales, profit and cash flows are transacted in non-U.S. dollar currencies and we expect that we will continue to experience fluctuations in the US Dollar value of these activities if it is not possible or cost effective to hedge our currency exposures or should we elect not to hedge certain currency exposures.  Alternatively, we may experience gains or losses if the underlying exposure which we have hedged changes (increases or decreases) and we are unable to reverse, unwind, or terminate the hedges concurrent with changes in the underlying notional exposure.

Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we have, the exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency contracts to offset these exposures and other factors.

Our hedge portfolio may reduce our ability to respond to price moves by our Display Technologies segment competitors.  Foreign currency movements may impact our competitive cost position relative to our largest, Japan-based competitors in the Display Technologies segment.  The profitability of customers may also be impacted as they typically purchase from us in Japanese yen and they sell in various currencies.

These factors could materially impact our results of operations, anticipated future results, financial position and cash flows, the timing of which is variable and generally outside of our control.

© 2019 Corning Incorporated. All Rights Reserved.

Index

We may have significant exposure to counterparties of our related derivatives portfolio

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

If we are unable to obtain certain specialized equipment, raw and batch materials or natural resources required in our products or processes, our business will suffer

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of equipment, parts, components and raw materials from our suppliers.  We may experience shortages that could adversely affect our operations.  Certain manufacturing equipment, components and raw materials are available only from single or limited sources, and we may not be able to find alternate sources in a timely manner.  A reduction, interruption or delay of supply, or a significant increase in the price for supplies, such as manufacturing equipment, precious metals, raw materials, utilities including energy and industrial water, could have a material adverse effect on our businesses.

We use specialized raw materials from single-source suppliers (e.g., specific mines or quarries) and natural resources (e.g., helium) in certain products and processes.  If a supplier is unable to provide the required raw materials or the natural resource is in scarce supply or not readily available, we may be unable to change our product composition or manufacturing process to prevent disruption to our business.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

At December 31, 2018, Corning had goodwill and other intangible assets of approximately $3.2 billion.  While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that additional impairment charges in the future will not be required if the expected cash flow as projected by management do not occur, especially if an economic downturn occurs and continues for a lengthy period or becomes severe, or if the Company’s acquisitions and investments fail to achieve expected returns.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations

Our effective tax rate could be adversely impacted by several factors, including:

•	Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate;
•

Changes in tax laws, tax treaties and regulations or the interpretation of them, including the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) which was passed by the U.S. Congress and signed into law on December 22, 2017;

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

We may have additional tax liabilities

We are subject to income taxes in the U.S. and many foreign jurisdictions, and are commonly audited by various tax authorities.  In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Significant judgment is required in determining our worldwide provision for income taxes.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

The 2017 Tax Act significantly impacted how U.S. global corporations are taxed.  Among other things, the 2017 Tax Act required companies to pay a one-time mandatory tax on unrepatriated earnings of certain foreign subsidiaries that were previously tax deferred (the “toll charge”) and created new taxes on certain foreign sourced earnings.  Significant guidance has been issued with the intention of clarifying the new tax provisions.  To date, a considerable amount of this guidance has been issued in the form of proposed regulations.  The volume and complexity of the proposed regulations as well as the impact of final regulations which were recently issued, has resulted in many questions regarding how the effect of such regulations should be considered.  We continue to evaluate the impact of this legislation and certain changes could have a material adverse impact on our tax expense and cash flow.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Our global operations are subject to extensive trade and anti-corruption laws and regulations

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Anti-boycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries.  Any alleged or actual violation by an employee or the Company may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.  We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the way existing laws might be administered or interpreted.

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

Item 1B.  Unresolved Staff Comments

None.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Item 2.  Properties

Corning operates 108 manufacturing plants and processing facilities in 15 countries, of which approximately 35% are in the U.S.  We own 64% of our executive and corporate buildings of which 80% are located in and around Corning, New York.  The Company also owns over 68% of our sales and administrative office square footage, 86% of our research and development square footage, 72% of our manufacturing square footage, and over 10% of our warehousing square footage.

For the years ended 2018, 2017 and 2016, we invested a total of $5.2 billion, primarily in facilities outside of the United States.

Manufacturing, sales and administrative, and research and development facilities have an aggregate floor space of approximately 43.2 million square feet.  Distribution of this total area follows:

(million square feet)	Total	Domestic	Foreign

Manufacturing	35.5	9.0	26.5
Sales and administrative	2.6	1.8	0.8
Research and development	2.3	1.9	0.4
Warehouse	2.8	2.4	0.4

Total	43.2	15.1	28.1

Total assets and capital expenditures by operating segment are included in Note 17 (Reportable Segments) to the Consolidated Financial Statements.  Information concerning lease commitments is included in Note 12 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 12 (Commitments and Contingencies) to the Consolidated Financial Statements.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2018 and December 31, 2017, Corning had accrued approximately $30 million (undiscounted) and $38 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Item 4.  Mine Safety Disclosure

None.

© 2019 Corning Incorporated. All Rights Reserved.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Corning Incorporated common stock is listed on the New York Stock Exchange.  In addition, it is traded on the Boston, Midwest and Philadelphia stock exchanges.  Common stock options are traded on the Chicago Board Options Exchange.  The ticker symbol for Corning Incorporated is “GLW”.

As of December 31, 2018, there were approximately 14,599 registered holders of common stock and approximately 468,550 beneficial shareholders.

Performance Graph

The following graph illustrates the cumulative total shareholder return over the last five years of Corning's common stock, the S&P 500 and the S&P Communications Equipment Companies.  The graph includes the capital weighted performance results of those companies in the communications equipment company classification that are also included in the S&P 500.

© 2019 Corning Incorporated. All Rights Reserved.

Index

(b)	Not applicable.

(c)	The following table provides information about our purchases of our common stock during the fiscal fourth quarter of 2018:

Issuer Purchases of Equity Securities

Period	Number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

October 1-31, 2018	3,383,124	$31.95	3,338,983
November 1-30, 2018	3,676,736	$32.10	3,658,311
December 1-31, 2018	4,398,326	$30.64	4,378,063
Total	11,458,186	$31.49	11,375,357	$1,348,213,211

(1)

This column reflects the following transactions during the year ended December 31, 2018:  (i) the deemed surrender to us of 31,702 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 50,575 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (iii) the deemed surrender to us of 552 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options; and (iv) the purchase of 11,375,357 shares of common stock under the 2018 Repurchase Programs.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Item 6.  Selected Financial Data (Unaudited)

(In millions, except per share amounts and number of employees)

	Years ended December 31,
	2018	2017	2016	2015	2014

Results of operations

Net sales	$11,290	$10,116	$9,390	$9,111	$9,715
Research, development and engineering expenses	$993	$864	$736	$745	$811
Equity in earnings of affiliated companies	$390	$361	$284	$299	$266
Net income (loss) attributable to Corning Incorporated (1)(2)	$1,066	$(497)	$3,695	$1,339	$2,472

Earnings (loss) per common share attributable to Corning Incorporated:
Basic	$1.19	$(0.66)	$3.53	$1.02	$1.82
Diluted	$1.13	$(0.66)	$3.23	$1.00	$1.73

Cash dividends declared per common share	$0.72	$0.62	$0.54	$0.36	$0.52
Shares used in computing per share amounts:
Basic earnings per common share	816	895	1,020	1,219	1,305
Diluted earnings per common share	941	895	1,144	1,343	1,427

Financial position

Working capital	$3,723	$5,618	$6,297	$5,455	$7,914
Total assets	$27,505	$27,494	$27,899	$28,527	$30,041
Long-term debt	$5,994	$4,749	$3,646	$3,890	$3,205
Total Corning Incorporated shareholders’ equity	$13,792	$15,698	$17,893	$18,788	$21,579

Selected data

Capital expenditures	$2,242	$1,804	$1,130	$1,250	$1,076
Depreciation and amortization	$1,293	$1,158	$1,195	$1,184	$1,200
Number of employees	51,500	46,200	40,700	35,700	34,600

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

© 2019 Corning Incorporated. All Rights Reserved.

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

Performance against the Framework

Since introducing the Framework, we have distributed $11.8 billion to shareholders through share repurchases and dividends, and increased the annual dividend by 11.1% in 2019, 16.1% in 2018, 14.8% in 2017 and 12.5% in 2016 as part of our ongoing commitment to return cash to our investors.

Highlights of progress in Corning’s market-access platforms include:

•	Securing contracts with industry leaders in the carrier and data center segments that will add significant sales in 2019 and beyond, and completing the acquisition of CMD in Optical Communications;
•	Extending the company’s leadership in mobile consumer electronics with the launch and adoption of Gorilla Glass 6 as well as other cover glass and sensing technology innovations;
•

Gaining significant new sales and platforms for gasoline particulate filters and strong pull for Gorilla Glass for Automotive solutions, particularly the industry’s first AutoGrade Glass Solutions for automotive interiors, reaching more than 55 platforms to date;

•	Increasing our shipments of Valor Glass by four times year-over-year, indicating progress toward certification across more pharmaceutical companies in Life Sciences Vessels; and
•

Reaching stable returns in Display Technologies as the glass pricing environment continued to improve and Corning extended global leadership by successfully ramping the world’s first Gen 10.5 LCD glass plant.

© 2019 Corning Incorporated. All Rights Reserved.

Index

2018 Results

Net sales in the year ended December 31, 2018 were $11.3 billion, an increase of $1.2 billion, or 12%, when compared to the year ended December 31, 2017, driven by sales increases across all segments.

For the year ended December 31, 2018, we generated net income of $1.1 billion, or $1.13 per share, compared to a net loss of $0.5 billion, or $(0.66) per share, for 2017.  When compared to 2017, the $1.6 billion increase in net income was primarily due to the following items (amounts presented after tax):

•	The absence of $1.5 billion in tax reform adjustments related to the 2017 Tax Act;
•

Higher segment net income in our Optical Communications, Environmental Technologies, Specialty Materials and Life Sciences segments, up $123 million, $43 million, $12 million and $22 million, respectively; and

•	The positive impact of $48 million in tax adjustments, primarily related to changes in the valuation allowances on deferred tax assets offset by the preliminary 2013-2014 IRS audit settlement.

Partially offsetting these events were the following items:

•	An increase of $105 million in legal expenses, driven by a ruling in an intellectual property lawsuit and developments in civil litigation matters;
•	An impact of $99 million resulting from an increase of mark-to-market loss for our defined benefit pension plans; and
•	Lower segment net income in our Display Technologies and All Other segments in the amount of $53 million and $22 million, respectively.

Diluted earnings per share increased by $1.79 per share, or 271%, when compared to 2017, driven by the increase in net income described above, coupled with the repurchase of 74.8 million shares of common stock over the last twelve months.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in 2018, did not materially impact Corning’s consolidated net income in the year ended December 31, 2018 when compared to the year ended December 31, 2017.

2019 Corporate Outlook

We believe 2019 will be another year of strong growth and investment, consistent with our Strategy and Capital Allocation Framework.  In our Display Technologies segment, we expect full year 2019 price declines to improve further to a mid-single digit percentage.  We anticipate Corning’s display glass volume will grow faster than the expected display glass market growth of mid-single digits, driven by television screen size growth and the ramp of our Gen 10.5 facility in China.  In the Optical Communications segment, we expect sales to increase by low-teens in percentage terms, including the impact of a full year of sales from the acquisition of 3M’s Communication Markets Division.  We expect high-single digit sales growth in our Environmental Technologies segment. We expect growth in the Specialty Materials segment, the rate of which will depend on the adoption of our innovations.  We anticipate low to mid-single digit percentage growth in sales for the Life Sciences segment.

© 2019 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights from our operations follow (in millions):

				% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Net sales	$11,290	$10,116	$9,390	12	8

Gross margin	$4,461	$4,020	$3,763	11	7
(gross margin %)	40%	40%	40%

Selling, general and administrative expenses	$1,799	$1,473	$1,462	22	1
(as a % of net sales)	16%	15%	16%

Research, development and engineering expenses	$993	$864	$736	15	17
(as a % of net sales)	9%	9%	8%

Equity in earnings of affiliated companies	$390	$361	$284	8	27
(as a % of net sales)	3%	4%	3%

Translated earnings contract loss, net	$(93)	$(121)	$(448)	23	73
(as a % of net sales)	(1)%	(1)%	(5)%

Gain on realignment of equity investment			$2,676	*	*
(as a % of net sales)			28%

Income before income taxes	$1,503	$1,657	$3,692	(9)	(55)
(as a % of net sales)	13%	16%	39%

(Provision) benefit for income taxes	$(437)	$(2,154)	$3	80	*
(as a % of net sales)	(4)%	(21)%	*

Net income (loss) attributable to Corning Incorporated	$1,066	$(497)	$3,695	*	*
(as a % of net sales)	9%	(5)%	39%

*    Percent change not meaningful.

Segment Net Sales

The following table presents segment net sales by reportable segment (in millions):

				%	%
	Years ended December 31,			change	change
	2018	2017	2016	18 vs. 17	17 vs. 16
Display Technologies	$3,276	$3,137	$3,288	4%	(5)%
Optical Communications	4,192	3,545	3,005	18%	18%
Specialty Materials	1,479	1,403	1,124	5%	25%
Environmental Technologies	1,289	1,106	1,032	17%	7%
Life Sciences	946	879	839	8%	5%
All Other	216	188	152	15%	24%
Total segment net sales	$11,398	$10,258	$9,440	11%	9%

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the year ended December 31, 2018, segment net sales increased by $1.1 billion, or 11%, when compared to the same period in 2017.  The primary sales drivers by segment were as follows:

•

Display Technologies segment net sales increased $139 million compared to the prior year.  Total display glass market volume was up in 2018.  Our volume growth in this market more than offset price declines on a year-over-year basis.  2018 was the best pricing environment in more than a decade, achieving the important milestone of mid-single digit year-over-year declines during the second half of the year;

•

An increase of $647 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $364 million and $283 million, respectively.  The acquisition of CMD driving $200 million of the increase in sales;

•	An increase of $76 million in the Specialty Materials segment driven by higher net sales of Gorilla Glass products, advanced optics and other specialty glass;
•	An increase of $183 million in the Environmental Technologies segment, driven by sales growth in all categories including sales of gas particulate filters; and
•	An increase of $67 million in the Life Sciences segment, as the business continued to outpace the market.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the year ended December 31, 2018, respectively, when compared to the same period in 2017.

For the year ended December 31, 2017, net sales increased by $818 million, or 9%, when compared to the same period in 2016.  The primary sales drivers by segment were as follows:

•	A decrease of $151 million in the Display Technologies segment, driven by price declines of approximately 10%, partially offset by an increase in volume in the mid-single digits in percentage terms;
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

•

An increase of $279 million in the Specialty Materials segment, driven by strong growth in segment net sales of Corning Gorilla Glass products, combined with an increase of $42 million in advanced optics products;

•

An increase of $74 million in the Environmental Technologies segment, driven by higher net sales of automotive products, up $42 million, due to market strength in Europe, China and Asia, and initial commercial sales of gas particulate filters.  Diesel product sales increased $32 million with higher demand for heavy-duty diesel products in North America and Asia;

•	An increase of $40 million in the Life Sciences segment, driven by higher sales in North America and China; and
•	An increase of $36 million in the All Other segment, driven by an increase in sales in our emerging businesses.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the year ended December 31, 2017, respectively, when compared to the same period in 2016.

In 2018, 2017 and 2016, sales in international markets accounted for 69%, 69% and 72%, respectively, of total net sales.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Gross Margin

In the year ended December 31, 2018, gross margin dollars increased by $441 million, or 11%, and gross margin as a percentage of net sales was consistent when compared to the same period last year.  The increase in gross margin dollars was primarily driven by the following items:

•	Higher sales in the Optical Communications segment, driven by growth in Carrier and Enterprise products, resulting in increased gross margin of $291 million;
•	An increase in Gorilla Glass and advanced optics product volume which contributed $48 million to gross margin; and
•	Higher sales in the Environmental technologies segment drove an $85 million increase.

Gross margin increases were partially offset by higher costs related to capacity expansions across multiple business segments and display glass price declines.

Movements in foreign exchange rates did not materially impact Corning’s consolidated gross margin in the year ended December 31, 2018, respectively, when compared to the same period in 2017.

In the year ended December 31, 2017, gross margin dollars increased by $257 million, or 7%, and gross margin as a percentage of net sales remained consistent at 40%, when compared to the same period last year.  The increase in gross margin dollars was primarily driven by the following items:

•	Higher volume in the Display Technologies segment, offset by higher costs related to capacity expansion;
•	Higher volume in the Optical Communications segment, driven by growth in North America and Europe, partially offset by higher manufacturing expenses related to capacity expansion;
•	An increase in Gorilla Glass and advanced optics product volume, slightly offset by higher raw materials costs; and
•

Higher light-duty substrate demand in Europe, China and Asia, offset somewhat by lower North America demand, as well as an increase in demand for heavy-duty diesel products in North America and Asia.  Partially offsetting the increase in demand was a decline in manufacturing efficiency due to the use of higher-cost manufacturing facilities and sales of lower margin products.

Display glass price declines of approximately 10% and the negative impact of movements in the Japanese yen and South Korean won in the amount of $73 million, which primarily impacted the Display Technologies segment, partially offset the increase.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the year ended December 31, 2017, respectively, when compared to the same period in 2016.

Selling, General and Administrative Expenses

When compared to the year ended December 31, 2017, selling, general and administrative expenses increased by $326 million, or 22%, in the year ended December 31, 2018.  Selling, general and administrative expenses increased by 1% as a percentage of sales.  The increase was primarily driven by the following items:

•	An increase of $137 million in litigation and other legal expenses, driven by a ruling in an intellectual property lawsuit and developments in commercial litigation matters;
•	An increase in the Optical Communications segment, up $65 million, largely driven by the acquisition of CMD;
•	Increased corporate expenses of $55 million;
•	Increased acquisition related costs of $25 million; and
•	Increased costs in our emerging businesses, up $20 million, driven by investments in new customers and new business growth.

© 2019 Corning Incorporated. All Rights Reserved.

Index

When compared to the year ended December 31, 2016, selling, general and administrative expenses increased by $11 million in the year ended December 31, 2017.  The increase was due to the following items:

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

Research, Development and Engineering Expenses

For year ended December 31, 2018, research, development and engineering expenses increased by $129 million, or 15%, when compared to 2017, driven by higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses were flat when compared to the same period last year.

In the year ended December 31, 2017, research, development and engineering expenses increased by $128 million, or 17%, when compared to the same period last year, driven by the absence of the impact of a 2016 joint development agreement in the Display Technologies segment, as well as higher costs associated with new product launches in the Optical Communications, Specialty Materials and Environmental Technologies segments, up $20 million, $11 million and $7 million, respectively.  As a percentage of sales, these expenses decreased one percent when compared to the same period last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity earnings of affiliated companies (in millions):

	Years ended December 31,
	2018	2017	2016

Dow Corning Corporation (1)			$82
Hemlock Semiconductor Group (2)	$388	$352	212
All other	2	9	(10)
Total equity earnings	$390	$361	$284

(1)

Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.

(2)	Results include equity earnings for HSG beginning on June 1, 2016.

© 2019 Corning Incorporated. All Rights Reserved.

Index

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning Corporation (“Dow Corning”) pursuant to the Transaction Agreement announced on December 10, 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which held an equity interest in Hemlock Semiconductor Group (HSG) and approximately $4.8 billion in cash.

The equity in earnings line on our income statement for the year ended December 31, 2016 reflects both the equity earnings from the silicones and polysilicones (HSG) businesses of Dow Corning from January 1, 2016 through May 31, 2016.  Prior to the realignment of Dow Corning, equity earnings from the HSG business were reported on the equity in earnings line in Corning’s income statement, net of Dow Corning’s 35% U.S. tax.  Additionally, Corning reported its tax on equity earnings from Dow Corning on the tax provision line on its income statement at a U.S. tax provision rate of 7%.  As part of the realignment, HSG was converted to a partnership.  Each of the partners is responsible for the taxes on their portion of equity earnings.  Therefore, post-realignment, HSG’s equity earnings is reported before tax on the equity in earnings line and Corning’s tax is reported on the tax provision line.

Refer to Note 12 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information.

Translated earnings contracts

Included in the line item Translated earnings contract loss, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, euro, Chinese yuan and British pound against the U.S. dollar and its impact on our net income (loss).  The following table provides detailed information on the gains and losses associated with our translated earnings contracts:

	Year ended		Year ended		Change
	December 31, 2018		December 31, 2017		2018 vs. 2017
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gain, net	$97	$78	$270	$169	$(173)	$(91)
Unrealized loss	(190)	(189)	(391)	(247)	201	58
Total translated earnings contract loss, net	$(93)	$(111)	$(121)	$(78)	$28	$(33)

	Year ended		Year ended		Change
	December 31, 2017		December 31, 2016		2017 vs. 2016
(in millions)	Income before income taxes	Net income	Income before income taxes	Net income	Income before income taxes	Net income
Hedges related to translated earnings:
Realized gain, net	$270	$169	$201	$127	$69	$42
Unrealized loss	(391)	(247)	(649)	(409)	258	162
Total translated earnings contract loss, net	$(121)	$(78)	$(448)	$(282)	$327	$204

© 2019 Corning Incorporated. All Rights Reserved.

Index

The gross notional value outstanding for our translated earnings contracts at December 31, 2018, 2017 and 2016 were as follows (in billions):

	Years ended December 31,
	2018	2017	2016
Japanese yen-denominated hedges	$11.6	$13.0	$14.9
South Korean won-denominated hedges	0.1	0.8	1.2
Euro-denominated hedges	1.2	0.3	0.3
Chinese yuan-denominated hedges	0.6	0.2	0.3
British pound-denominated hedges	0.1
Total gross notional value outstanding	$13.6	$14.3	$16.7

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in 2018, did not impact Corning’s income before income taxes in the years ended December 31, 2018 and 2017, respectively, when compared to the same period in the prior year.

(Provision) Benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective income tax rates were as follows (dollars in millions):

	Years ended December 31,
	2018	2017	2016
(Provision) benefit for income taxes	$(437)	$(2,154)	$3
Effective tax rate (benefit)	29.1%	130.0%	(0.1)%

For the year ended December 31, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional taxes of $55 million related primarily to the global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Act; and
•	Incremental tax expense of $172 million related to a preliminary agreement with the IRS for the income tax audit of years 2013 and 2014.

These items were partially offset by the following:

•	A benefit of $35 million related to the finalization of the one-time toll charge recorded in 2017; and
•	An $82 million benefit from the release of a valuation allowance on deferred tax assets that are now considered realizable.

For the year ended December 31, 2017, the effective income tax rate differed from the U.S. statutory rate of 35% primarily due to the following:

•	As a result of the 2017 Tax Act, a provisional tax expense of $1.1 billion for the one-time toll charge on unrepatriated earnings of certain foreign subsidiaries that were previously deferred;
•	The result of a provisional tax expense of $347 million recorded for the U.S. deferred tax assets and liabilities re-measured at the reduced rate of 21%; and
•	Rate differences on income (loss) of consolidated foreign companies.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The effective income tax rate for 2016 differed from the U.S. statutory rate of 35% primarily due to the following items:

•	Rate differences on income (loss) of consolidated foreign companies, including the benefit of excess foreign tax credits resulting from the inclusion of foreign earnings in U.S. income; and
•

The tax-free nature of the realignment of our equity interest in Dow Corning during the period, as well as the release of the deferred tax liability related to Corning’s tax on Dow Corning’s undistributed earnings as of the date of the transaction.

In December 2017, the U.S. enacted the 2017 Tax Act which resulted in significant changes for our financial results, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate to 21%, and (2) imposing a one-time toll charge tax on certain unrepatriated earnings of foreign subsidiaries of U.S. companies that had not been previously taxed in the U.S.

Given the significant complexity of the 2017 Tax Act and the lack of clear tax and accounting regulatory guidance for this new law, the Securities Exchange Commission issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide registrants additional time to analyze and report the effects of tax reform during the “measurement period”.  Under SAB 118, the registrant was required to record those items where ASC 740 analysis was complete; include reasonable estimates and label them as provisional where ASC 740 analysis was incomplete; and if reasonable estimates could not be made, record items under the previous tax law.  The measurement period, not to exceed one year, ended on the date the entity had obtained, prepared, and analyzed the information that was needed to complete the accounting requirements under ASC Topic 740.

The 2017 Tax Act also established new tax provisions affecting our 2018 results, including, but not limited to: (1) Creating a new provision to tax global intangible low-taxed income (GILTI); (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax (“AMT”); (4) creating the base erosion anti-abuse tax (“BEAT”); (5) establishing a deduction for foreign derived intangible income (“FDII”); (6) establishing new limitations on deductible interest expense; and (7) establishing new limitations on the deductibility of certain executive compensation.

For the year ended December 31, 2018, Corning’s results included a worldwide tax provision of $437 million, inclusive of tax on ongoing operations of $412 million and the impacts of the 2017 Tax Act of $25 million.  The impacts of the 2017 Tax Act include: GILTI tax of $55 million, FDII benefit of $10 million, and a $20 million benefit related to truing up the toll charge and our measurement of U.S. deferred taxes, offset by the recording of a provision related to lifting our assertion of indefinite reinvestment on certain foreign earnings.  As of December 31, 2018, Corning has completed its analysis of the impact of the 2017 Tax Act as required by SAB 118.  The GILTI tax of $55 million was largely driven by the receipt of customer deposits.  See Note 2  (Revenue) to these Consolidated Financial Statements for more information.

Corning has completed its analysis on the impact of the 2017 Tax Act on its assertion regarding its indefinitely reinvested foreign earnings.  Corning has determined that it will no longer assert indefinite asset reinvestment on $15.4 billion of unremitted foreign earnings accumulated prior to 2018.  This represents approximately 94% of Corning’s unremitted foreign earnings as of the end of 2017.  Corning will continue to indefinitely reinvest the remaining 6% of historic foreign earnings as of December 31, 2017.

Beginning in 2018, Corning will indefinitely reinvest the foreign earnings of: (1) any of its subsidiaries located in jurisdictions where Corning lacks the ability to repatriate its earnings, (2) any of its subsidiaries where Corning’s intention is to reinvest those earnings in operations, (3) legal entities for which Corning holds a non-controlling interest, (4) any subsidiaries with an accumulated deficit in earnings and profits and (5) any subsidiaries which have a positive earnings and profits balance but for which the entity lacks sufficient local statutory earnings or stock basis from which to make a distribution.

© 2019 Corning Incorporated. All Rights Reserved.

Index

During 2018, the Company distributed approximately $4.2 billion from foreign subsidiaries to their respective U.S. parent companies.  There are no incremental taxes beyond the toll charge due with respect to these distributions.  As of December 31, 2018, Corning has approximately $1.5 billion of indefinitely reinvested foreign earnings.  It remains impracticable to calculate the tax cost of repatriating our unremitted earnings which are considered indefinitely reinvested.

Refer to Note 4 (Income Taxes) to the Consolidated Financial Statements for further details regarding income tax matters.

Net Income (Loss) Attributable to Corning Incorporated

As a result of the items discussed above, net income (loss) and per share data was as follows (in millions, except per share amounts):

	Years ended December 31,
	2018	2017	2016

Net income (loss) attributable to Corning Incorporated	$1,066	$(497)	$3,695
Net income (loss) attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$968	$(595)	$3,597
Net income (loss) attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$1,066	$(595)	$3,695
Basic earnings (loss) per common share	$1.19	$(0.66)	$3.53
Diluted earnings (loss) per common share	$1.13	$(0.66)	$3.23

Weighted-average common shares outstanding - basic	816	895	1,020
Weighted-average common shares outstanding - diluted	941	895	1,144

(1)	Refer to Note 16 (Earnings per Common Share) to the Consolidated Financial Statements for additional information.

Comprehensive Income

	Years ended December 31,
(In millions)	2018	2017	2016

Net income (loss) attributable to Corning Incorporated	$1,066	$(497)	$3,695

Foreign currency translation adjustments and other	(185)	746	(104)
Net unrealized (loss) gain on investments	(1)	14	(3)
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	19	30	241
Net unrealized (loss) gain on designated hedges	(1)	44	1
Other comprehensive (loss) income, net of tax	(168)	834	135

Comprehensive income attributable to Corning Incorporated	$898	$337	$3,830

2018 vs. 2017

For the year ended December 31, 2018, comprehensive income increased by $0.6 billion, when compared to the same period in 2017, driven by an increase in net income of $1.6 billion largely driven by the absence of $1.5 billion in tax reform adjustments related to the 2017 Tax Act.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Partially offsetting this increase was a decrease in the gain on foreign currency translation adjustments in the amount of $0.9 billion (after-tax), largely driven by the strengthening of foreign currencies, most significantly the South Korean won, euro and the Chinese yuan, which impacted comprehensive income in the amounts of $556 million, $156 million and $114 million, respectively.

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

Partially offsetting these decreases was an increase in the gain on foreign currency translation adjustments in the amount of $850 million (after-tax), largely driven by the weakening of foreign currencies, most significantly the South Korean won, Japanese yen and the euro, which impacted comprehensive income in the amounts of $420 million, $164 million and $115 million, respectively.

See Note 11 (Employee Retirement Plans) and Note 15 (Shareholders’ Equity) to the Consolidated Financial Statements for additional details.

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

Core performance measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for, GAAP reporting measures.  With respect to the Company’s outlook for future periods, it is not possible to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of the Japanese yen, South Korean won, Chinese yuan or New Taiwan dollar against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control.  As a result, the Company is unable to provide outlook information on a GAAP basis.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

© 2019 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Years ended December 31,			% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Core net sales	$11,398	$10,258	$9,440	11%	9%
Core equity in earnings of affiliated companies	$241	$211	$249	14%	(15)%
Core earnings	$1,673	$1,634	$1,651	2%	(1)%

Core Net Sales

Core net sales are consistent with net sales by reportable segment.  The following table presents segment net sales by reportable segment (in millions):

	Years ended December 31,			% change
	2018	2017	2016	18 vs. 17	17 vs. 16
Display Technologies	$3,276	$3,137	$3,288	4%	(5)%
Optical Communications	4,192	3,545	3,005	18%	18%
Specialty Materials	1,479	1,403	1,124	5%	25%
Environmental Technologies	1,289	1,106	1,032	17%	7%
Life Sciences	946	879	839	8%	5%
All Other	216	188	152	15%	24%
Total segment net sales (1)	$11,398	$10,258	$9,440	11%	9%

(1)	Segment net sales and variances are discussed in detail in the Reportable Segments section of our MD&A.

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Years ended December 31,			% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Dow Corning Corporation (1)			$98		(100)%
Hemlock Semiconductor Group (2)	$236	$201	154	17%	31%
All other	5	10	(3)	(50)%	433%
Total core equity earnings	$241	$211	$249	14%	(15)%

(1)

Results include equity earnings for Dow Corning, which includes the silicones business and Hemlock Semiconductor business, through May 31, 2016, the date of the realignment of our ownership interest in Dow Corning.

(2)	Results include equity earnings for HSG beginning on June 1, 2016.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Core Earnings

2018 vs. 2017

In the year ended December 31, 2018, we generated core earnings of $1,673 million or $1.78 per share, compared to core earnings generated in the year ended December 31, 2017 of $1,634 million, or $1.60 per share.  The increase in core earnings of $39 million was driven by the following items:

•	An increase in the Optical Communications segment of $123 million, driven by higher sales of carrier and enterprise network products;
•	An increase in the Environmental Technologies segment of $43 million resulting from sales growth across all product lines;
•	An increase of $22 million in the Life Sciences segment resulting from higher sales, as well as improved manufacturing efficiencies; and
•	An increase of $12 million in the Specialty Materials segment driven by higher sales of Gorilla Glass, advanced optics and other specialty glass.

Partially offsetting these increases in earnings were the following:

•

A decrease in the Display Technologies segment of $53 million, with the costs of expanding Gen 10.5 capacity, ramping production and rebuilding tanks for fleet optimization during the first half of the year more than offsetting increased sales;

•	A decrease of $22 million in the All Other segment resulting from increased investment in development projects;
•	Increased financing expenses of $30 million; and
•	Increased corporate project expenses $39 million.

Core earnings per share increased in the year ended December 31, 2018 to $1.78 per share, driven by the increase in core income and lower weighted average shares outstanding due to repurchases of our common stock during 2018.

2017 vs. 2016

In the year ended December 31, 2017, we generated core earnings of $1,634 million or $1.60 per share, compared to core earnings generated in the year ended December 31, 2016 of $1,651million, or $1.44 per share.  The decrease in core earnings of $17 million was driven by the following items:

•	The absence of equity earnings of $98 million from Dow Corning’s silicones business due to our 2016 realignment of our ownership interest in Dow Corning;
•

A decrease of $65 million in the Display Technologies segment, driven by display glass price declines of approximately 10%, partially offset by an increase in volume in the mid-single digits in percentage terms; and

•	An increase in corporate project expenses and variable compensation of $29 million and $25 million, respectively.

The decline was offset by an increase in core earnings in the Optical Communications segment of $118 million, due to higher sales of carrier and enterprise network products, combined with the absence of the production issues in the first half of 2016 related to the implementation of new software and an increase in the Specialty Materials segment of $73 million, driven by an increase in Corning Gorilla Glass and advanced optics products.

Although core net earnings decreased in the year ended December 31, 2017, core earnings per share increased $0.16 per share, driven by lower weighted average shares outstanding due to repurchases of our common stock in 2017.

Included in core earnings for the years ended December 31, 2018, 2017 and 2016 is net periodic pension expense in the amount of $52 million, $49 million and $51 million, respectively, which excludes the annual pension mark-to-market adjustments.  In the years ended December 31, 2018, 2017 and 2016, the mark-to-market adjustments pre-tax losses of $145 million, $21 million and $67 million, respectively.

Refer to Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	2018	2017	2016
Core earnings attributable to Corning Incorporated	$1,673	$1,634	$1,651
Less: Series A convertible preferred stock dividend	98	98	98
Core earnings available to common stockholders - basic	1,575	1,536	1,553
Add: Series A convertible preferred stock dividend	98	98	98
Core earnings available to common stockholders - diluted	$1,673	$1,634	$1,651

Weighted-average common shares outstanding - basic	816	895	1,020
Effect of dilutive securities:
Stock options and other dilutive securities	10	11	9
Series A convertible preferred stock	115	115	115
Weighted-average common shares outstanding - diluted	941	1,021	1,144
Core basic earnings per common share	$1.93	$1.72	$1.52
Core diluted earnings per common share	$1.78	$1.60	$1.44

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Year ended December 31, 2018
	Net Sales	Equity earnings	Income before income taxes	Net income	Effective tax rate (a)	Earnings per share
As reported	$11,290	$390	$1,503	$1,066	29.1%	$1.13
Constant-currency adjustment (1)	108	2	156	127		0.13
Translation loss on Japanese yen-denominated debt (2)			18	15		0.02
Translated earnings contract loss, net (3)			73	97		0.10
Acquisition-related costs (4)			132	103		0.11
Discrete tax items and other tax-related adjustments (5)				79		0.08
Litigation, regulatory and other legal matters (6)			124	96		0.10
Restructuring, impairment and other charges (7)			130	96		0.10
Equity in earnings of affiliated companies (8)		(151)	(151)	(119)		(0.13)
Pension mark-to-market adjustment (10)			145	113		0.12
Core performance measures	$11,398	$241	$2,130	$1,673	21.5%	$1.78

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

	Year ended December 31, 2017
	Net sales	Equity earnings	Income before income taxes	Net (loss) income	Effective tax rate (a)	(Loss) earnings per share
As reported	$10,116	$361	$1,657	$(497)	130.0%	$(0.66)
Constant-currency adjustment (1)	142	2	168	138		0.15
Translation gain on Japanese yen-denominated debt (2)			(14)	(9)		(0.01)
Translated earnings contract loss, net (3)			125	78		0.09
Acquisition-related costs (4)			84	59		0.07
Discrete tax items and other tax-related adjustments (5)				127		0.14
Litigation, regulatory and other legal matters (6)			(12)	(9)		(0.01)
Restructuring, impairment and other charges (7)			72	62		0.07
Equity in earnings of affiliated companies (8)		(152)	(152)	(97)		(0.11)
Adjustments related to acquisitions (9)			10	13		0.01
Pension mark-to-market adjustment (10)			22	14		0.02
Adjustments resulting from the 2017 Tax Act (13)				1,755		1.96
Core performance measures	$10,258	$211	$1,960	$1,634	16.6%	$1.60

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

© 2019 Corning Incorporated. All Rights Reserved.

Index

	Year ended December 31, 2016
	Net sales	Equity earnings	Income before income taxes	Net income	Effective tax rate (a)	Earnings per share
As reported	$9,390	$284	$3,692	$3,695	0%	$3.23
Constant-currency adjustment (1)	50	1	85	65		0.06
Translated earnings contract loss, net (3)			448	282		0.25
Acquisition-related costs (4)			127	107		0.09
Discrete tax items and other tax-related adjustments (5)				(27)		(0.02)
Litigation, regulatory and other legal matters (6)			55	70		0.06
Restructuring, impairment and other charges (7)			199	138		0.12
Equity in earnings of affiliated companies (8)		(37)	(37)	(18)		(0.02)
Adjustments related to acquisitions (9)			(49)	(42)		(0.04)
Pension mark-to-market adjustment (10)			67	44		0.04
Gain on realignment of equity investment (11)			(2,676)	(2,676)		(2.34)
Taiwan power outage (12)			17	13		0.01
Core performance measures	$9,440	$248	$1,928	$1,651	14.4%	$1.44

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

See “Items Excluded from GAAP Measures” below for the descriptions of the footnoted reconciling items.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Items which we exclude from GAAP measures to arrive at core performance measures are as follows:

(1)

Constant-currency adjustments:  Because a significant portion of Display Technologies segment revenues are denominated in Japanese yen, and a significant portion of Display Technologies and Specialty Materials segment manufacturing costs are denominated in Japanese Yen, Korean won, New Taiwan dollar and Chinese yuan, management believes it is important to understand the impact on earnings of translating these currencies into U.S. dollars.  Presenting results on a constant-currency basis mitigates the translation impact and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.

Constant-yen:  As of January 1, 2018, we use an internally derived management rate of ¥107, which is closely aligned to our current yen portfolio of foreign currency hedges, and have recast all periods presented based on this rate to effectively remove the impact of changes in the Japanese yen.

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
(5)

Discrete tax items and other tax-related adjustments:  For 2018, this amount primarily relates to the preliminary IRS audit settlement offset by changes in judgment about the realizability of certain deferred tax assets.  For 2017, this amount represents the removal of discrete adjustments (e.g., changes in tax law, other than those of the 2017 Tax Act which are set forth separately, and changes in judgment about the realizability of certain deferred tax assets) as well as other non-operational tax-related adjustments.

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

(8)

Equity in earnings of affiliated companies:  These adjustments relate to costs not related to continuing operations of our affiliated companies, such as restructuring, impairment and other charges and settlements, or modifications, under “take-or-pay” contracts.

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

© 2019 Corning Incorporated. All Rights Reserved.

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

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of pharmaceutical technologies, auto glass, new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

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

Display Technologies

The following table provides net sales and net income for the Display Technologies segment:

	Years ended December 31,			% change	% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Segment net sales	$3,276	$3,137	$3,288	4%	(5%)
Segment net income	$835	$888	$953	(6%)	(7%)

2018 vs. 2017

Display Technologies segment net sales increased $139 million compared to the prior year.  Total display glass market volume was up in 2018.  Our volume growth in this market more than offset price declines on a year-over-year basis.  2018 was the best pricing environment in more than a decade, achieving the important milestone of mid-single digit year-over-year declines during the second half of the year.

Net income decreased by $53 million, or 6%, mainly driven by the costs of expanding Gen 10.5 capacity, ramping production and rebuilding tanks for fleet optimization during the first half of the year.

© 2019 Corning Incorporated. All Rights Reserved.

Index

2017 vs. 2016

Net sales decreased by $151 million, or 5%, in the year ended December 31, 2017, when compared to the same period in 2016, driven by price declines of approximately 10%, partially offset by an increase in volume in the mid-single digits in percentage terms.

Net income decreased by $65 million, or 7%, driven by the following items:

•	The impact of price declines of approximately 10%; and
•	An increase of $40 million in research, development and engineering expenses, primarily driven by the absence of the impact of a 2016 joint development agreement.

The decrease in net income was partially offset by the following items:

•	A mid-single digit percentage increase in volume; and
•	Improvements in manufacturing efficiency, which added $68 million.

Outlook:

For full-year 2019, Corning expects the display glass market to grow by a  mid-single digit percentage, consistent with 2018.  The Company expects Corning’s volume to grow faster than the market due to expansion of our Gen 10.5 manufacturing capacity in China.  2018 was the best pricing environment in more than a decade achieving the important milestone of mid-single digit year-over-year declines in the second half of the year.  We expect our full year 2019 price declines to improve further to a mid-single digit percentage and to be even better than they were in 2018.

Optical Communications

The following table provides net sales and net income for the Optical Communications segment:

	Years ended December 31,			% change	% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Segment net sales	$4,192	$3,545	$3,005	18%	18%
Segment net income	$592	$469	$351	26%	34%

2018 vs. 2017

Net sales increased by $647 million, or 18%, in the year ended December 31, 2018, when compared to the same period in 2017, due to higher sales of carrier and enterprise network products.  The acquisition of CMD drove $200 million of increased sales.

Net income in the year ended December 31, 2018 increased by $123 million, or 26%, driven by the increase in sales described above, partially offset by capacity expansion spending.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2018 when compared to the same period in 2017.

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

Net income in the year ended December 31, 2017 increased by $118 million, or 34%, driven by the increase in sales described above, partially offset by capacity expansion spending.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2017 when compared to the same period in 2016.

Outlook:

Full-year 2019 Optical Communications sales are expected to increase by a low-teens percentage on a year-over-year basis, including the impact of a full year of sales from the acquisition of CMD.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment:

	Years ended December 31,			% change	% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Segment net sales	$1,479	$1,403	$1,124	5%	25%
Segment net income	$313	$301	$228	4%	32%

2018 vs. 2017

Net sales in the Specialty Materials segment increased by $76 million, or 5%, in the year ended December 31, 2018, when compared to the same period in 2017, driven by an increase in sales of Gorilla Glass products, combined with an increase in sales of advanced optics products.

Net income in year ended December 31, 2018 increased by $12 million, or 4%, when compared to the same period in 2017, primarily due to the increase in net sales outlined above.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2018 when compared to the same period in 2017.

2017 vs. 2016

Net sales in the Specialty Materials segment increased by $279 million, or 25%, in the year ended December 31, 2017, when compared to the same period in 2016, driven by an increase in sales of Gorilla Glass products in support of new product launches, combined with an increase in advanced optics products.

Net income in year ended December 31, 2017 increased by $73 million, or 32%, when compared to the same period in 2016, primarily due to the increase in net sales.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2017 when compared to the same period in 2016.

Outlook:

The company expects year-over-year sales growth for Specialty Materials in 2019, with the rate dependent upon customer adoptions of our innovations.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment:

	Years ended December 31,			% change	% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Segment net sales	$1,289	$1,106	$1,032	17%	7%
Segment net income	$208	$165	$159	26%	4%

© 2019 Corning Incorporated. All Rights Reserved.

Index

2018 vs. 2017

Net sales increased $183 million, or 17% in the year ended December 31, 2018 driven by growth in all product categories, including more than $50 million in sales of gasoline particulate filters.

Net income in the year ended December 31, 2018 increased by $43 million, or 26%, driven by the reasons outlined above and improved manufacturing efficiencies.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment for the year ended December 31, 2018 when compared to the same period in 2017.

2017 vs. 2016

Net sales increased $74 million, or 7% in the year ended December 31, 2017.  Automotive product sales increased by $42 million, due to market strength in Europe, China and Asia, and initial commercial sales of gas particulate filters.  Diesel product sales increased $32 million with higher demand for heavy-duty diesel products in North America and Asia.

Net income in the year ended December 31, 2017 increased by $6 million, or 4%, with offsets driven by expenses in support of new product launches.

Movements in foreign currency exchange rates did not materially impact net sales or net income in this segment in the year ended December 31, 2017 when compared to the same period in 2016.

Outlook:

We expect high-single digit sales growth on a year-over-year basis in our Environmental Technologies segment in 2019.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment:

	Years ended December 31,			% change	% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Segment net sales	$946	$879	$839	8%	5%
Segment net income	$117	$95	$90	23%	6%

2018 vs. 2017

Net sales in the Life Sciences segment increased by $67 million, or 8%, in the year ended December 31, 2018, when compared to the same period in 2017, driven by strong performance across all product categories.

Net income increased by $22 million, or 23%, in the year ended December 31, 2018, driven by the reasons outlined above and improved manufacturing efficiencies.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Net income increased by $5 million, or 6%, in the year ended December 31, 2017, driven by an increase in volume, offset somewhat by higher raw materials costs.  Movements in foreign exchange rates did not materially impact net sales or net income in this period when compared to the same period in the prior year.

Outlook:

For full-year 2019, sales are expected to grow by a low to mid-single-digit percentage on a year-over-year basis.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business, auto glass, new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and net income for All Other (in millions):

	Years ended December 31,			% change	% change
	2018	2017	2016	18 vs. 17	17 vs. 16

Segment net sales	$216	$188	$152	15%	24%
Segment net income	$(281)	$(259)	$(220)	(8%)	(18%)

2018 vs. 2017

Net sales of this segment increased by $28 million, or 15%, in the year ended December 31, 2018, respectively, when compared to the same period in 2018, driven by an increase in sales in our emerging businesses.  The increase in the net loss of $22 million, a decline of 8%, in the year ended December 31, 2017 reflects increased spending on our development projects when compared to 2017.

2017 vs. 2016

Net sales of this segment increased by $36 million, or 24%, in the year ended December 31, 2017, respectively, when compared to the same period in 2016, driven by an increase in sales in our emerging businesses.  The increase in the net loss in the year ended December 31, 2017 reflects increased spending on our development projects versus the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Capital Structure

The following items discuss Corning’s financing and changes in capital structure during 2018 and 2017:

2018

In the second quarter of 2018, Corning issued ¥65.5 billion Japanese yen-denominated debt securities in tranches of 7, 10 and 12 years.  The proceeds from these notes were received in Japanese yen and immediately converted to U.S. dollars on the date of issuance.  The net proceeds received in U.S. dollars, after deducting offering expenses, was $596 million.  Payments of principal and interest on the notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.  The net proceeds of $596 million will be used for general corporate purposes.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

In the fourth quarter of 2018, Corning issued $900 million U.S. dollar-denominated unsecured long-term notes in tranches of 19, 30, and 50 years.  The net proceeds of $889 million will be used for general corporate purposes.  We can redeem these notes at any time, subject to certain terms and conditions.

In the fourth quarter of 2018, Corning redeemed $250 million of 6.625% Notes due 2019, paying a nominal call premium.  The bond redemption incurred an insignificant loss during the fourth quarter of 2018.

2017

In the third quarter of 2017, Corning issued ¥78 billion Japanese yen-denominated debt securities in tranches of 7, 10 and 20 years.  The proceeds from these notes were received in Japanese yen and immediately converted to U.S. dollars on the date of issuance.  The net proceeds received in U.S. dollars, after deducting offering expenses, was approximately $700 million.  Payments of principal and interest on the notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.  The net proceeds of $700 million were made available for general corporate purposes.

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

Common Stock Dividends

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

On February 6, 2019, Corning’s Board of Directors declared an 11.1% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.18 to $0.20 per share of common stock, beginning with the dividend paid in the first quarter of 2019.  This increase marks the eighth dividend increase since October 2011.

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The preferred stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of preferred stock, subject to certain anti-dilution provisions.  As of December 31, 2018, the preferred stock has not been converted, and none of the anti-dilution provisions have been triggered.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Customer Deposits

As of December 31, 2018 and 2017, Corning had customer deposits of approximately $1.0 billion and $0.4 billion, respectively.  The majority of these represent non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to ten years.  As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  No credit memoranda were issued in 2018 and 2017.

Capital Spending

Capital spending totaled $2.2 billion in 2018, an increase of approximately $0.4 billion when compared to 2017, driven by expansions related to the Gen 10.5 glass manufacturing facilities in China, the addition of capacity to support the new gas particulate filters business in the Environmental Technologies segment, fiber and cable capacity in the Optical Communications segment and general business growth in the Specialty Materials segment.  We expect our 2019 capital expenditures to be slightly more than $2.0 billion.

Cash Flows

Summary of cash flow data (in millions):

	Years ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$2,919	$2,004	$2,537
Net cash (used in) provided by investing activities	$(2,887)	$(1,710)	$3,662
Net cash used in financing activities	$(1,995)	$(1,624)	$(5,322)

2018 vs. 2017

Net cash provided by operating activities increased by $915 million in the year ended December 31, 2018 when compared to the same period last year, primarily driven by an increase in customer incentives and deposits of $600 million.  Favorable movements of $189 million in accounts payable and other current liabilities were driven largely by an increase in accounts payable in the Optical Communications segment and higher current liabilities in the Specialty Materials segment.  Cash received of $104 million, which represents the excess of the fair value of the contingent consideration asset related to the acquisition of Samsung Corning Precision Materials (refer to Note 14 (Fair Value Measurements) to the Consolidated Financial Statements for additional information), also increased cash provided by operating activities.

Net cash used in investing activities increased by $1,177 million in the year ended December 31, 2018, when compared to the same period last year, driven by increased capital expenditures of $438 million due to capacity expansions, increased acquisition spending of $671million and lower gains realized on translated earnings contracts of $162 million.  Cash received of $196 million, which represents the original fair value of the contingent consideration asset related to the acquisition of Samsung Corning Precision Materials (refer to Note 14 (Fair Value Measurements) to the Consolidated Financial Statements for additional information), partially offset the net cash used in investing activities.

Net cash used in financing activities in the year ended December 31, 2018 increased by $371 million when compared to the same period last year, driven by higher debt repayments, up $377 million and a decrease of $228 million for proceeds from the exercise of stock options.  A decrease of $225 million in share repurchases partially offset the negative cash impact of these items.

© 2019 Corning Incorporated. All Rights Reserved.

Index

2017 vs. 2016

Net cash provided by operating activities decreased by $533 million in the year ended December 31, 2017 when compared to the same period last year, driven by $501 million of unfavorable movements in working capital.  The negative impact of working capital changes was largely driven by an increase of $143 million in VAT receivables in Asia, a payment of $70 million related to our obligation under the plan of reorganization for PCC (refer to Note 12 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements for additional information), an increase in accounts receivable and inventory to support growth in the Optical Communications, Environmental Technologies and Specialty Materials segments.

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

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our largest single pension plan is Corning’s U.S. qualified plan.  At December 31, 2018, this plan accounted for 76% of our consolidated defined benefit pension plans’ projected benefit obligation and 85% of the related plans’ assets.

In 2018, we made voluntary cash contributions of $105 million to our domestic defined benefit pension plan and $12 million to our international pension plans.  In 2017, we made no voluntary cash contributions to our domestic defined benefit pension plan and $29 million to our international pension plans.  During 2019, we anticipate making cash contributions of $75 million to our U.S. qualified pension plan and $31 million to our international pension plans.

Refer to Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional information.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	December 31,
	2018	2017

Working capital	$3,723	$5,618
Current ratio	2.1:1	2.8:1
Trade accounts receivable, net of allowances	$1,940	$1,807
Days sales outstanding	58	62
Inventories	$2,037	$1,712
Inventory turns	3.6	3.7
Days payable outstanding (1)	55	51
Long-term debt	$5,994	$4,749
Total debt to total capital	30%	25%

(1)	Includes trade payables only.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Management Assessment of Liquidity

We ended the fourth quarter of 2018 with approximately $2.4 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted.  We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed.  At December 31, 2018, approximately 56% of the consolidated amount was held outside of the United States.  During 2018, the Company distributed approximately $2.2 billion in cash from foreign subsidiaries to the U.S. parent.  There were no incremental taxes beyond the toll charge due with respect to this distribution of cash.

To manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  As of December 31, 2018, there are no interest rate swaps outstanding.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion.  Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes.  The Company’s Revolving Credit Agreement is available to support obligations under the commercial paper program, if needed.  At December 31, 2018 Corning did not have outstanding commercial paper.

Share Repurchases

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

During 2018, Corning repurchased 74.8 million shares for approximately $2.2 billion through open market repurchases under the 2016 and 2018 Repurchase Programs.

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

Our major source of funding for 2019 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments, dividend payments and share repurchase programs.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant.  The required leverage ratio is a maximum of 60%.  At December 31, 2018, our leverage using this measure was approximately 30%.  As of December 31, 2018, we were in compliance with this financial covenant.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default in excess of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.  As of December 31, 2018, we were in compliance with all such provisions.

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

Translated Earnings Contracts

Corning has hedged a significant portion of its projected yen exposure for the period 2018 through 2022, with average rate forwards, collars and puts.  In the years ended December 31, 2018, 2017 and 2016, we recorded pre-tax net losses of $96 million, $201 million and $459 million related to changes in the fair value of these instruments.  Included in these amounts are realized gains of $64 million, $268 million and $207 million, respectively.  The gross notional value outstanding for these instruments which hedge our exposure to the Japanese yen at December 31, 2018, 2017 and 2016 was $11.6 billion, $13 billion and $14.9 billion, respectively.

We have entered into zero-cost collars and average rate forwards to hedge our translation exposure resulting from movements in the South Korean won and its impact on our net income.  In the year ended December 31, 2018, we recorded a pre-tax net loss of $26 million, and in the years ended December 31, 2017 and 2016, we recorded pre-tax net gains of $95 million and $7 million, respectively, related to changes in the fair value of these instruments.  Included in these amounts is a realized gain of $46 million, and realized losses of $1 million and $7 million, respectively.  These instruments had a gross notional value outstanding at December 31, 2018, 2017 and 2016 of $0.1 billion, $0.8 billion and $1.2 billion, respectively.

We have entered into a portfolio average rate forwards to hedge against our euro translation exposure.  In the years ended December 31, 2018, 2017 and 2016, we recorded a pre-tax gain of $43 million, a net pre-tax loss of $40 million, and a net pre-tax gain of $15 million, respectively.  Included in these amounts are realized losses of $14 million and $2 million, and a realized gain of $1 million, respectively.  At December 31, 2018, the euro-denominated average rate instruments had a gross notional amount of $1.2 billion, and at 2017 and 2016, a gross notional amount of $0.3 billion.

These derivative instruments are not designated as accounting hedges, and changes in fair value are recorded in earnings in the translated earnings contract loss, net line of the Consolidated Statements of Income (Loss).

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

Refer to Note 12 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements for additional information.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Corning has identified ten entities that qualify as a variable interest entity and are not consolidated.  These entities are not considered to be significant to Corning’s consolidated statements of position.

Corning does not have retained interests in assets transferred to an unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

Contractual Obligations

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$152	$23	$4	$2	$123
Stand-by letters of credit (1)	84	71	8		5
Credit facility to equity company	4	4
Subtotal of commitment expirations per period	$240	$98	$12	$2	$128

Purchase obligations (2)	$339	$214	$56	$28	$41
Capital expenditure obligations (3)	412	412
Total debt (4)	5,642		362	670	4,610
Interest on long-term debt (5)	5,117	231	450	408	4,028
Capital leases and financing obligations	393	4	11	132	246
Imputed interest on capital leases and financing obligations	205	20	38	37	110
Minimum rental commitments	581	82	133	111	255
Amended PCC Plan	185	50	85	50
Uncertain tax positions (6)	95
Subtotal of contractual obligation payments due by period (6)	$12,969	$1,013	$1,135	$1,436	$9,290
Total commitments and contingencies (6)	$13,209	$1,111	$1,147	$1,438	$9,418

(1)	At December 31, 2018, $39 million of the $84 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.
(3)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(4)	Total debt above is stated at maturity value, and excludes interest rate swap gains/losses and bond discounts.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2018, $95 million was included on our balance sheet related to uncertain tax positions.

We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

ENVIRONMENT

Refer to Item 3. Legal Proceedings or Note 12  (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements for information.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein.  The estimates that required us to make difficult, subjective or complex judgments, including future projections of performance and relevant discount rates, are set forth below.

Acquired assets and liabilities

We account for the acquisition of a business using the purchase method of accounting, which requires us to estimate the fair values of the assets acquired and liabilities assumed.  This includes acquired intangible assets such as customer-related intangibles and patents, fixed assets and inventories.  Liabilities assumed may include litigation and other contingency reserves existing at the time of acquisition and require judgment in ascertaining the related fair values.  Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities.  Such appraisals are based on significant estimates provided by us, such as forecasted revenues and profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities.  Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results could result in impacts to our financial results.  Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the allocation period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired.

In 2018 we acquired CMD from 3M in a business combination.  Included in the acquisition were other intangible assets consisting primarily of $434 million of customer relationships and $91 million of other intangibles that are amortized over the weighted average useful life of approximately 14 and 11 years, respectively.  The customer relationship intangible asset was valued using the Multi-Period Excess Earnings Valuation Method, which is an income approach method that estimates fair value of revenue based upon the present value of cash flows that are expected to be generated from the acquired customer base.  Key assumptions used in this valuation include a discount rate of 12.5%, revenue growth rates in the range of 0% to 3% and a customer attrition rate of 6%.

Impairment of assets held for use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter to assess whether impairment indicators are present.  We must exercise judgment in assessing whether an event of impairment has occurred.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium.  These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process over a very long useful life.  Precious metals are reviewed for impairment as part of our assessment of long-lived assets.  This review considers all the Company’s precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity.  Precious metals are only acquired to support our operations and are not held for trading or other non-manufacturing related purposes.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Our assessment is performed at the reportable segment level.  For the majority of our reportable segments, we concluded that locations or businesses within these segments which share production along the supply chain must be combined to appropriately identify cash flows that are largely independent of the cash flows of other assets and liabilities.

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

For an asset group that fails the test of recoverability, the estimated fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and considers the fair market value of all precious metals.  We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value.  Our estimates are based upon our historical experience, our commercial relationships, and available external information about future trends.  We believe fair value assessments are most sensitive to market growth and the corresponding impact on volume and selling prices and that these are also more subjective than manufacturing cost and other assumptions.  The Company believes its current assumptions and estimates are reasonable and appropriate.

At December 31, 2018 and December 31, 2017, the carrying value of precious metals was higher than the fair market value by $719 million and $711 million, respectively.  The majority of these precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Impairment of Goodwill

We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. Goodwill is tested for impairment at the reporting unit level.  A reporting unit is equivalent to an operating segment or a component of an operating segment which constitutes a business and for which discrete financial information is regularly reviewed by segment management.  An impairment loss generally would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

Corning has recorded goodwill in the Display Technologies, Optical Communications, Specialty Materials, Life Sciences and All Other operating segments.  Each of these operating segments is a separate reporting unit; however, Specialty Materials and All Other are each made up of two separate reporting units.    On a quarterly basis, or if an event occurs or circumstances change that indicate the carrying amount may be impaired, management performs a qualitative assessment of factors in each reporting unit within these operating segments to determine if there have been any triggering events.  We also perform a detailed quantitative impairment test every three years if no indicators suggest a test should be performed in the interim.  We use this calculation as a quantitative validation of the qualitative process; this process does not represent an election to perform the quantitative impairment test in place of the qualitative review.

The qualitative assessment is performed by assessing various factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  These factors include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, or a sustained decrease in share price.

In 2018, we performed a quantitative goodwill impairment assessment in addition to assessing the qualitative factors each quarter.  Our assessment is based on our annual strategic planning process.  This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows. Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to present value using an appropriate discount rate.   Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  The quantitative assessment requires the exercise of significant judgment, including judgment about appropriate discount rates, growth rates and the timing of expected future cash flows of the respective reporting unit.

The quantitative assessment of goodwill resulted in fair values significantly exceeding the carrying values for all of our reporting units.  We also performed a sensitivity analysis, using a range between 7-10% for the discount rate and 0%-3% for the growth rate, which had no material impact on our results.  Based on the quantitative test performed in 2018, no goodwill impairment was required.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Corning accounts for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, which requires that companies only record tax benefits for technical positions that are believed to have a greater than 50% likelihood of being sustained on their technical merits and then only to the extent of the amount of tax benefit that is greater than 50% likely of being realized upon settlement.  In estimating these amounts, we must exercise judgment around factors such as the weighting of the tax law in our favor, the willingness of a tax authority to aggressively pursue a particular position, or alternatively, consider a negotiated compromise, and our willingness to dispute a tax authorities’ assertion to the level of appeal we believe is required to sustain our position.  As a result, it is possible that our estimate of the benefits we will realize for uncertain tax positions may change when we become aware of new information affecting these judgments and estimates.

As of December 31, 2018, Corning has completed its analysis of the impact of the 2017 Tax Act as required by SAB 118.

Beginning in 2018, Corning will indefinitely reinvest the foreign earnings of: (1) any of its subsidiaries located in jurisdictions where Corning lacks the ability to repatriate its earnings, (2) any of its subsidiaries where Corning’s intention is to reinvest those earnings in operations, (3) legal entities for which Corning holds a non-controlling interest, (4) any subsidiaries with an accumulated deficit in earnings and profits and (5) any subsidiaries which have a positive earnings and profits balance but for which the entity lacks sufficient local statutory earnings or stock basis from which to make a distribution.

Under the 2017 Tax Act, a company can make a policy election to account for the tax on GILTI as a period cost or to recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.  Corning has elected to account for the GILTI provisions as a period cost.

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

Derivative assets and liabilities may include interest rate swaps and forward exchange contracts that are measured using observable quoted prices for similar assets and liabilities.  Included in our forward exchange contracts are foreign currency hedges that hedge our translation exposure resulting from movements in the Japanese yen, South Korean won, euro, New Taiwan dollar, Chinese yuan and British pound.  These contracts are not designated as accounting hedges, and changes in fair value are recorded in earnings in the translated earnings contract loss, net line of the Consolidated Statements of Income (Loss).  In arriving at the fair value of Corning’s derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction.  Amounts related to credit risk are not material.

Refer to Note 14 (Fair Value Measurements) to the Consolidated Financial Statements for additional information.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Costs for our defined benefit pension plans consist of two elements:  1) on-going costs recognized quarterly, which are comprised of service and interest costs, expected return on plan assets and amortization of prior service costs; and 2) mark-to-market gains and losses outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, which are recognized annually in the fourth quarter of each year.  These gains and losses result from changes in actuarial assumptions and the differences between actual and expected return on plan assets.  Any interim remeasurements triggered by a curtailment, settlement or significant plan changes, as well as any true-up to the annual valuation, are recognized as a mark-to-market adjustment in the quarter in which such event occurs.

Costs for our OPEB plans consist of on-going costs recognized quarterly, and are comprised of service and interest costs, amortization of prior service costs and amortization of actuarial gains and losses.  We recognize the actuarial gains and losses resulting from changes in actuarial assumptions as a component of Stockholders’ Equity on our consolidated balance sheets on an annual basis and amortize them into our operating results over the average remaining service period of employees expected to receive benefits under the plans, to the extent such gains and losses are outside of the corridor.

On January 1, 2018, Corning adopted ASU No. 2017-07, Compensation Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, which presents the service cost component with other current compensation costs in operating income.  The remaining components are included in the line item Other expense, net, in the Consolidated Statements of Income (Loss).  Corning applied the practical expedient as the estimation basis for applying the retrospective presentation requirements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The following tables present our actual and expected return on assets, as well as the corresponding percentage, for the years ended 2018, 2017 and 2016:

	December 31,
(In millions)	2018	2017	2016
Actual return on plan assets – Domestic plans	$(202)	$393	$235
Expected return on plan assets – Domestic plans	178	163	153
Actual return on plan assets – International plans	1	18	75
Expected return on plan assets – International plans	11	11	12

	December 31,
	2018	2017	2016
Weighted-average actual and expected return on assets:
Actual return on plan assets – Domestic plans	(6.83)%	14.92%	9.62%
Expected return on plan assets – Domestic plans	6.00%	6.00%	6.00%
Actual return on plan assets – International plans	(0.06)%	3.93%	19.06%
Expected return on plan assets – International plans	2.13%	3.97%	3.92%

As of December 31, 2018, the Projected Benefit Obligation (PBO) for U.S. pension plans was $3.4 billion.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans:

Change in assumption	Effect on 2019 pre-tax pension expense	Effect on December 31, 2018 PBO

25 basis point decrease in each spot rate	- 2 million	+ 91 million
25 basis point increase in each spot rate	+ 2 million	- 87 million
25 basis point decrease in expected return on assets	+ 7 million
25 basis point increase in expected return on assets	- 7 million

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.  These changes in assumptions would have no effect on Corning’s funding requirements.

In addition, at December 31, 2018, a 25 basis point decrease in each spot rate would decrease stockholders’ equity by $112 million before tax, and a 25 basis point increase in each spot rate would increase stockholders’ equity by $107 million.  In addition, the impact of greater than a 25 basis point decrease in each spot rate would not be proportional to the first 25 basis point decrease in each spot rate.

The following table illustrates the sensitivity to a change in each spot rate assumption related to Corning’s U.S. OPEB plans:

Change in assumption	Effect on 2019 pre-tax OPEB expense	Effect on December 31, 2018 APBO*

25 basis point decrease in each spot rate	- 0 million	+ 21 million
25 basis point increase in each spot rate	+ 0 million	- 20 million

*       Accumulated Postretirement Benefit Obligation (APBO).

The above sensitivities reflect the impact of changing one assumption at a time.  Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Revenue recognition

The Company recognizes revenue when all performance obligations under the terms of a contract with our customer are satisfied, and control of the product has been transferred to the customer.  If customer acceptance clauses are present and it cannot be objectively determined that control has been transferred, revenue is only recorded when customer acceptance is received and all performance obligations have been satisfied.  Sales of goods typically do not include multiple product and/or service elements.  Corning also has contractual arrangements with certain customers in which we recognize revenue over time.  The performance obligations under these contracts generally require services to be performed over time, resulting in either a straight-line amortization method or an input method using incurred and forecasted expense to predict revenue recognition patterns which follows satisfaction of the performance obligation.

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

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Form 10-Q and Form 8-K, and related comments by management that are not historical facts or information and contain words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “seek,” “see,” “would,” and “target” and similar expressions are forward-looking statements.  Such statements relate to future events that by their nature address matters that are, to different degrees, uncertain.  These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s revenue and earnings growth rates, the Company’s ability to innovate and commercialize new products, and the Company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company’s manufacturing capacity.

Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the Company, actual results could differ materially.  The Company does not undertake to update forward-looking statements.  Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, New Taiwan dollar, euro, Chinese yuan and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	possible disruption in commercial activities due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;
-	unanticipated disruption to equipment, facilities, IT systems or operations;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	rate of technology change;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-

customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund ongoing operations and manufacturing expansions and pay receivables when due;

-	loss of significant customers;
-	changes in tax laws and regulations including the 2017 Tax Act;
-	the impacts of audits by taxing authorities;
-	the potential impact of legislation, government regulations, and other government action and investigations; and
-	other risks detailed in Corning’s SEC filings.

© 2019 Corning Incorporated. All Rights Reserved.

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

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining a diverse group of highly-rated major financial institutions as our counterparties.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.

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

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk.  Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates.  At December 31, 2018, with respect to open foreign exchange forward and option contracts, and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $1.1 billion compared to $1.4 billion at December 31, 2017.  Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $1.0 billion compared to $1.3 billion at December 31, 2017.  The Company expects that these hypothetical losses from a 10% adverse movement in quoted foreign currency exchange rates on the derivative financial instruments should largely offset gains on the assets, liabilities and future transactions being hedged.

Interest Rate Risk Management

To manage interest rate exposure, the Company, from time to time, enters into interest rate derivatives agreements.  In the second quarter of 2018, the Company entered into Treasury rate lock agreements with notional amounts of $300 million to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated debt issuance.  The instruments were designated as cash flow hedges, and were settled with $16 million received on October 31, 2018 concurrent with the debt issuance.

Item 8.  Financial Statements and Supplementary Data

See Item 15 (a) 1.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Corning acquired substantially all of CMD during 2018, and management excluded CMD from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  CMD’s internal control over financial reporting is associated with less than 1% of total assets and 2% of net sales included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2018.

Based on this evaluation, management concluded that Corning’s internal control over financial reporting was effective as of December 31, 2018.  The effectiveness of Corning’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)Attestation Report of the Independent Registered Public Accounting Firm

Refer to Part IV, Item 15.

(c)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

© 2019 Corning Incorporated. All Rights Reserved.

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The sections entitled “Proposal 1 Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors-Committees” in our Definitive Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 2, 2019 are incorporated by reference in this Annual Report on Form 10-K.  Information regarding executive officers is presented in Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics

Our Board of Directors adopted (i) the Code of Ethics for the Chief Executive Officer and Financial Executives (Code of Ethics) and (ii) the Code of Conduct for Directors and Executive Officers, which supplement our Code of Conduct that governs all employees and directors.  These Codes have been in existence for more than ten years.  The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial executives.  During 2018, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers.  A copy of the Code of Ethics is available on our website at http://www.corning.com/worldwide/en/about-us/investor-relations/codes-of-conduct-ethics.html.  We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Corporate Secretary, Corning Incorporated, Corning, NY  14831.  We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation

The sections entitled “Compensation Discussion and Analysis” and “Director Compensation” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2019, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections entitled “Beneficial Ownership of Directors and Officers” and “Beneficial Ownership of Corning’s Largest Shareholders” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2019, are incorporated by reference in this Annual Report on Form 10-K.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Equity Compensation Plan Information

The following table shows the total number of outstanding stock options and shares available for other future issuances of options under our existing equity compensation plans as of December 31, 2018, including the 2010 Equity Plan for Non-Employee Directors and 2012 Long-Term Incentive Plan:

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	20,285,069	$14.68	61,767,482
Equity compensation plans not approved by security holders
Total	20,285,069	$14.68	61,767,482

(1)Shares indicated are total grants under the most recent shareholder approved plans as well as any shares remaining outstanding from any prior shareholder approved plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The sections entitled “Policy on Transactions with Related Persons”, “Director Independence” and “Corporate Governance and the Board of Directors-Committees” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2019, are incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The sections entitled “Fees Paid to Independent Registered Public Accounting Firm” and “Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2019, are incorporated by reference in this Annual Report on Form 10-K.

In April 2018, PricewaterhouseCoopers LLP (PwC) issued its annual Public Company Accounting Oversight Board Rule 3526 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report.  The Audit Committee has discussed with PwC its independence from Corning, and concurred with PwC.

© 2019 Corning Incorporated. All Rights Reserved.

Index

PART IV

Item 15.  Exhibits, Financial Statement Schedules

0
(a)	Documents filed as part of this report:
			Page
	1.	Financial statements	75
	2.	Financial statement schedule:
		(i) Valuation and Qualifying Accounts	129
		See separate index to financial statements and financial statement schedules

(b)	Exhibits filed as part of this report:

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

10.73

Form of Corning Incorporated Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors (for grants made under the 2012 Equity Plan for Non-Employee Directors), effective January 1, 2017 (Incorporated by reference to Exhibit 10.73 of Corning’s Form 10-K filed February 6, 2017).

10.74	Form of Corning Incorporated Incentive Stock Rights Agreement for Employees, effective January 1, 2018 (Incorporated by reference to Exhibit 10.74 of Corning’s Form 10-K filed February 15, 2018).

10.75	Form of Corning Incorporated Cash Performance Unit Agreement, effective January 1, 2018 (Incorporated by reference to Exhibit 10.75 of Corning’s Form 10-K filed February 15, 2018).

10.76

Credit Agreement dated as of August 15, 2018, among Corning Incorporated, JPMorgan Chase Bank, N.A., Citibank, N.A., Bank of America, N.A., Goldman Sachs Bank USA, HSBC Bank USA, National Association, Morgan Stanley Bank, N.A., MUFG Bank, Ltd., Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, Wells Fargo Bank, National Association, Bank of China New York Branch, and The Bank of New York Mellon (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed on August 15, 2018).

14

Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix G of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

21	Subsidiaries of the Registrant at December 31, 2018.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Document

Item 16. Form 10-K Summary.

None.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

Date: February 12, 2019	By:	/s/ Wendell P. Weeks
Wendell P. Weeks
Chairman of the Board of Directors,
Chief Executive Officer, President and Director

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Tony Tripeny, Lewis A. Steverson and Edward A. Schlesinger, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the twelfth day of February, 2019.

Signature	Capacity

/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer, President and Director
Wendell P. Weeks	(Principal Executive Officer)

/s/ R. Tony Tripeny	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Tony Tripeny

/s/ Edward A. Schlesinger	Senior Vice President – Corporate Controller (Principal Accounting Officer)
Edward A. Schlesinger

/s/ Donald W. Blair	Director
Donald W. Blair

/s/ Leslie A. Brun	Director
Leslie A. Brun

/s/ Stephanie A. Burns	Director
Stephanie A. Burns

/s/ John A. Canning, Jr.	Director
John A. Canning, Jr.

/s/ Richard T. Clark	Director
Richard T. Clark

© 2019 Corning Incorporated. All Rights Reserved.

Index

Signature	Capacity

/s/ Robert F. Cummings, Jr.	Director
Robert F. Cummings, Jr.

/s/ Deborah A. Henretta	Director
Deborah A. Henretta

/s/Daniel P. Huttenlocher	Director
Daniel P. Huttenlocher

/s/ Kurt M. Landgraf	Director
Kurt M. Landgraf

/s/ Kevin J. Martin	Director
Kevin J. Martin

/s/ Deborah D. Rieman	Director
Deborah D. Rieman

/s/ Hansel E. Tookes II	Director
Hansel E. Tookes II

/s/ Mark S. Wrighton	Director
Mark S. Wrighton

© 2019 Corning Incorporated. All Rights Reserved.

Index

Corning Incorporated
2018 Annual Report

© 2019 Corning Incorporated. All Rights Reserved.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corning Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Corning Incorporated and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded CMD from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018.  We have also excluded CMD from our audit of internal control over financial reporting.  CMD is a wholly-owned business whose total assets and net sales excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 12, 2019

We have served as the Company’s auditor since 1944.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Consolidated Statements of Income (Loss)	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions, except per share amounts)	2018	2017	2016

Net sales	$11,290	$10,116	$9,390
Cost of sales	6,829	6,096	5,627

Gross margin	4,461	4,020	3,763

Operating expenses:
Selling, general and administrative expenses	1,799	1,473	1,462
Research, development and engineering expenses	993	864	736
Amortization of purchased intangibles	94	75	64
Restructuring, impairment and other charges			77

Operating income	1,575	1,608	1,424

Equity in earnings of affiliated companies (Note 5)	390	361	284
Interest income	38	45	32
Interest expense	(191)	(155)	(159)
Translated earnings contract loss, net	(93)	(121)	(448)
Gain on realignment of equity investment			2,676
Other expense, net	(216)	(81)	(117)

Income before income taxes	1,503	1,657	3,692
(Provision) benefit for income taxes (Note 4)	(437)	(2,154)	3

Net income (loss) attributable to Corning Incorporated	$1,066	$(497)	$3,695

Earnings (loss) per common share attributable to Corning Incorporated:
Basic (Note 16)	$1.19	$(0.66)	$3.53
Diluted (Note 16)	$1.13	$(0.66)	$3.23

Dividends declared per common share	$0.72	$0.62	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2018	2017	2016

Net income (loss) attributable to Corning Incorporated	$1,066	$(497)	$3,695

Foreign currency translation adjustments and other	(185)	746	(104)
Net unrealized (loss) gain on investments	(1)	14	(3)
Unamortized gains (losses) and prior service credits (costs) for
postretirement benefit plans	19	30	241
Net unrealized (loss) gain on designated hedges	(1)	44	1
Other comprehensive (loss) income, net of tax (Note 15)	(168)	834	135

Comprehensive income attributable to Corning Incorporated	$898	$337	$3,830

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

heets
Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(In millions, except share and per share amounts)	2018	2017

Assets

Current assets:
Cash and cash equivalents	$2,355	$4,317
Trade accounts receivable, net of doubtful accounts and allowances - $64 and $60	1,940	1,807
Inventories, net of inventory reserves - $182 and $169 (Note 3)	2,037	1,712
Other current assets (Note 9 and 13)	702	991
Total current assets	7,034	8,827

Investments (Note 5)	376	340
Property, plant and equipment, net of accumulated depreciation - $11,932 and $10,809 (Note 7)	14,895	14,017
Goodwill, net (Note 8)	1,936	1,694
Other intangible assets, net (Note 8)	1,292	869
Deferred income taxes (Note 4)	951	813
Other assets (Note 9 and 13)	1,021	934

Total Assets	$27,505	$27,494

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 10)	$4	$379
Accounts payable	1,456	1,439
Other accrued liabilities (Note 9 and 12)	1,851	1,391
Total current liabilities	3,311	3,209

Long-term debt (Note 10)	5,994	4,749
Postretirement benefits other than pensions (Note 11)	662	749
Other liabilities (Note 9 and 12)	3,652	3,017
Total liabilities	13,619	11,724

Commitments and contingencies (Note 12)
Shareholders’ equity (Note 15):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1,713 million and 1,708 million	857	854
Additional paid-in capital – common stock	14,212	14,089
Retained earnings	16,303	15,930
Treasury stock, at cost; shares held: 925 million and 850 million	(18,870)	(16,633)
Accumulated other comprehensive loss	(1,010)	(842)
Total Corning Incorporated shareholders’ equity	13,792	15,698
Noncontrolling interests	94	72
Total equity	13,886	15,770

Total Liabilities and Equity	$27,505	$27,494

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Years ended December 31,
(In millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$1,066	$(497)	$3,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,199	1,083	1,131
Amortization of purchased intangibles	94	75	64
Restructuring, impairment and other charges			77
Equity in earnings of affiliated companies	(390)	(361)	(284)
Dividends received from affiliated companies	241	201	85
Deferred tax (benefit) provision	(38)	1,796	(308)
Customer incentives and deposits, net	700	100	185
Translated earnings contract loss, net	93	121	448
Unrealized translation loss (gain) on transactions	55	(339)	1
Gain on realignment of equity investment			(2,676)
Changes in certain working capital items:
Trade accounts receivable	(154)	(225)	(106)
Inventories	(346)	(170)	(68)
Other current assets	(20)	(172)	18
Accounts payable and other current liabilities	358	169	259
Other, net	61	223	16
Net cash provided by operating activities	2,919	2,004	2,537
Cash Flows from Investing Activities:
Capital expenditures	(2,242)	(1,804)	(1,130)
Acquisitions of businesses, net of cash received	(842)	(171)	(333)
Proceeds from settlement of initial contingent consideration asset	196
Proceeds from sale of a business		14
Cash received on realignment of equity investment			4,818
Purchase of equipment for related party	(68)
Short-term investments – acquisitions			(20)
Short-term investments – liquidations		29	121
Realized gains on translated earnings contracts	108	270	201
Other, net	(39)	(48)	5
Net cash (used in) provided by investing activities	(2,887)	(1,710)	3,662
Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt	(629)	(252)	(85)
Proceeds from issuance of long-term debt	1,485	1,445
Payments from issuance of commercial paper			(481)
Payments of employee withholding tax on stock award	(14)	(16)	(16)
Proceeds from the exercise of stock options	81	309	138
Repurchases of common stock for treasury	(2,227)	(2,452)	(4,227)
Dividends paid	(685)	(651)	(645)
Other, net	(6)	(7)	(6)
Net cash used in financing activities	(1,995)	(1,624)	(5,322)
Effect of exchange rates on cash	1	356	(86)
Net (decrease) increase in cash and cash equivalents	(1,962)	(974)	791
Cash and cash equivalents at beginning of year	4,317	5,291	4,500
Cash and cash equivalents at end of year	$2,355	$4,317	$5,291

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

			Additional			Accumulated	Total Corning
	Convertible		paid-in			other	Incorporated	Non-
	preferred	Common	capital	Retained	Treasury	comprehensive	shareholders’	controlling
(In millions)	stock	stock	common	earnings	stock	income (loss)	equity	interests	Total
Balance, December 31, 2015	$2,300	$840	$13,352	$13,832	$(9,725)	$(1,811)	$18,788	$75	$18,863

Net income				3,695			3,695	10	3,705
Other comprehensive
income (loss)						135	135	(6)	129
Purchase of common stock for
treasury			165		(4,409)		(4,244)		(4,244)
Shares issued to benefit plans
and for option exercises		6	178		(2)		182		182
Dividends on shares				(647)			(647)		(647)
Other, net					(16)		(16)	(12)	(28)
Balance, December 31, 2016	$2,300	$846	$13,695	$16,880	$(14,152)	$(1,676)	$17,893	$67	$17,960

Net (loss) income				(497)			(497)	18	(479)
Other comprehensive
income						834	834	6	840
Purchase of common stock for
treasury			14		(2,462)		(2,448)		(2,448)
Shares issued to benefit plans
and for option exercises		8	349		(2)		355		355
Dividends on shares				(654)			(654)		(654)
Other, net (1)			31	201	(17)		215	(19)	196
Balance, December 31, 2017	$2,300	$854	$14,089	$15,930	$(16,633)	$(842)	$15,698	$72	$15,770

Net income				1,066			1,066	24	1,090
Other comprehensive
loss						(168)	(168)	(1)	(169)
Purchase of common stock for
treasury					(2,230)		(2,230)		(2,230)
Shares issued to benefit plans
and for option exercises		3	123				126		126
Dividends on shares				(688)			(688)		(688)
Other, net				(5)	(7)		(12)	(1)	(13)
Balance, December 31, 2018	$2,300	$857	$14,212	$16,303	$(18,870)	$(1,010)	$13,792	$94	$13,886

(1)	Adjustment to retained earnings includes the cumulative effect of the accounting change we recorded upon adoption of ASU 2016-09 in 2017 in the amount of $233 million.

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Corning Incorporated and Subsidiary Companies

Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies

Organization

Corning Incorporated is a provider of high-performance glass for notebook computers, flat panel desktop monitors, display televisions, and other information display applications; carrier network and enterprise network products for the telecommunications industry; ceramic substrates for gasoline and diesel engines in automotive and heavy duty vehicle markets; laboratory products for the scientific community and specialized polymer products for biotechnology applications; advanced optical materials for the semiconductor industry and the scientific community; and other technologies.  In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.

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

For our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies, we use the fair value method to account for the investments if readily determinable fair values are available.  For the investments without readily determinable fair values, we measure them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

All material intercompany accounts, transactions and profits are eliminated in consolidation.

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

One of Corning’s equity affiliates is currently assessing the potential impact of adopting ASU 2014-09 on its financial statements and will adopt the standard on January 1, 2019.  The current assessment indicates that the impact of adoption to Corning’s financial statements will be an adjustment to 2019 beginning retained earnings of approximately $230 million relating to timing of revenue recognition for open performance obligations as measured at January 1, 2019 under the new standard.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

On January 1, 2018, we adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The service cost component of net periodic pension and postretirement benefit cost is presented with other current compensation costs in operating income.  The remaining components are included in the line item Other expense, net, in the consolidated statements of income (loss).  Corning has applied the practical expedient which permits it to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The impact of adopting the standard on Corning’s financial statements was not material.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on our results of operations, financial position, or changes in shareholders’ equity.

Dow Corning

Prior to May 31, 2016, Corning and Dow Chemical each owned half of Dow Corning, an equity company headquartered in Michigan that manufactures silicone products worldwide.  Dow Corning was the majority-owner of HSG, a market leader in the production of high purity polycrystalline silicon for the semiconductor and solar energy industries.  On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which held an equity interest in HSG and approximately $4.8 billion in cash.  Prior to realignment, HSG, a consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning now has a direct equity investment in HSG.

Refer to Note 5 (Investments) to the Consolidated Financial Statements for additional information.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes.  Significant estimates and assumptions in these consolidated financial statements include estimates associated with revenue recognition, restructuring charges, goodwill and long-lived asset impairment tests, estimates of acquired assets and liabilities, estimates of fair value of investments, equity interests, environmental and legal liabilities, income taxes and deferred tax valuation allowances, assumptions used in calculating pension and other postretirement employee benefit expenses and the fair value of share-based compensation.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

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

In addition, Corning also has contractual arrangements with certain customers in which we recognize revenue over time.  The performance obligations under these contracts generally require services to be performed over time, resulting in either a straight-line amortization method or an input method using incurred and forecasted expense to predict revenue recognition patterns which follows satisfaction of the performance obligation.

Research and Development Costs

Research and development costs are charged to expense as incurred.  Research and development costs totaled $807 million in 2018, $689 million in 2017 and $637 million in 2016.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors.  For most foreign operations, the local currencies are generally considered to be the functional currencies.  Corning’s most significant exception is our Taiwanese subsidiary, which uses the Japanese yen as its functional currency.  For all transactions denominated in a currency other than a subsidiary’s functional currency, exchange rate gains and losses are included in income for the period in which the exchange rates changed.  We recorded a net loss of $43 million and a net gain of $20 million for foreign currency transaction activity for the years ended December 31, 2018 and 2017, respectively.  These amounts were recorded in the line item Other expense, net in the Consolidated Statements of Income (Loss).

Foreign subsidiary functional currency balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year.  Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.  The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature, which are recorded together with translation gains and losses in accumulated other comprehensive loss in shareholders’ equity.  Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive income attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs.

Share-Based Compensation

Corning maintains long-term incentive plans (the “Plans”) for key employees and non-employee members of our Board of Directors.  The Plans allow us to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards).  At December 31, 2018, there were approximately 62 million unissued common shares available for future grants authorized under the Plans.

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

Total share-based compensation expense was $51 million, $46 million and $42 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The income tax benefit realized from share-based compensation was not significant for the years ended December 31, 2018, 2017 and 2016.  Refer to Note 4 (Income Taxes) to the Consolidated Financial Statements for additional information.

Stock Options

Corning’s stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued common shares, or treasury shares, at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date.  The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

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

The following inputs were used for the valuation of option grants under our stock option plans:

	2018			2017			2016
Expected volatility	30.6	-	31.4%	32.4	-	36.1%	37.1	-	43.1%
Weighted-average volatility	31.4%			36.1%			41.0%
Expected dividends	2.22	-	2.66%	1.98	-	2.28%	2.28	-	2.94%
Risk-free rate	2.7	-	3.1%	2.1	-	2.3%	1.4	-	2.1%
Expected term (in years)	7.4	-	7.4	7.4	-	7.4	7.4	-	7.4
Pre-vesting departure rate	0.6	-	0.6%	0.6	-	0.6%	0.6	-	0.6%

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

Supplemental disclosure of cash flow information follows (in millions):

	Years ended December 31,
	2018	2017	2016
Non-cash transactions:
Accruals for capital expenditures	$412	$584	$381
Cash paid for interest and income taxes:
Interest (1)	$205	$178	$184
Income taxes, net of refunds received	$567	$405	$293

(1)

Included in this amount are approximately $49 million, $36 million, and $23 million of interest costs that were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2018, 2017 and 2016, respectively.

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

Environmental Liabilities

The Company accrues for its environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.  For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, current laws and regulations and prior remediation experience.  For sites with multiple potentially responsible parties, the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill obligations in establishing a provision for those costs.  Where no amount within a range of estimates is more likely to occur than another, the minimum amount is accrued.  When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded related to the insurance reimbursement when reimbursement is virtually certain.

The uncertain nature inherent in such remediation and the possibility that initial estimates may not reflect the outcome could result in additional costs being recognized by the Company in future periods.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment, Net of Accumulated Depreciation

Land, buildings, and equipment, including precious metals, are recorded at cost.  Depreciation is based on estimated useful lives of properties using the straight-line method.  Except as described in Note 7 (Property, Plant and Equipment, Net of Accumulated Depreciation) to the Consolidated Financial Statements related to the depletion of precious metals, the estimated useful lives range from 10 to 40 years for buildings and 2 to 20 years for equipment.

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

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

The qualitative process includes an extensive review of expectations for the long-term growth of our businesses and forecasting future cash flows.  If we are required to perform the quantitative impairment analysis, our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to present value using an appropriate rate of return.  Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.  If the fair value is less than the carrying value, a loss is recorded to reflect the difference between the fair value and carrying value.

Other intangible assets include patents, trademarks, and other intangible assets acquired from an independent party.  Such intangible assets have a definite life and are amortized on a straight-line basis over estimated useful lives ranging from 4 to 50 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable.  When impairment indicators are present, we compare estimated undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the assets’ carrying value to determine if the asset group is recoverable.  For an asset group that fails the test of recoverability, the estimated fair value of long-lived assets is determined using an “income approach” that starts with the forecast of all the expected future net cash flows including the eventual disposition at market value of long-lived assets, and considers the fair market value of all precious metals.  We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  If there is an impairment, a loss is recorded to reflect the difference between the assets’ fair value and carrying value.

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

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

Costs for our defined benefit pension plans consist of two elements:  1) on-going costs recognized quarterly, which are comprised of service and interest costs, expected return on plan assets and amortization of prior service costs; and 2) mark-to-market gains and losses outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, which are recognized annually in the fourth quarter of each year.  These gains and losses result from changes in actuarial assumptions and the differences between actual and expected return on plan assets.  Any interim remeasurements triggered by a curtailment, settlement or significant plan changes, as well as any true-up to the annual valuation, are recognized as a mark-to-market adjustment in the quarter in which such event occurs.

Costs for our postretirement benefit plans consist of on-going costs recognized quarterly, and are comprised of service and interest costs, amortization of prior service costs and amortization of actuarial gains and losses.  We recognize the actuarial gains and losses resulting from changes in actuarial assumptions as a component of Shareholders’ Equity on our consolidated balance sheets on an annual basis and amortize them into our operating results over the average remaining service period of employees expected to receive benefits under the plans, to the extent such gains and losses are outside of the corridor.

Refer to Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional detail.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and tax credit carryforwards and for differences between the carrying amounts of existing assets and liabilities and their respective tax bases.

The effective income tax rate reflects our assessment of the ultimate outcome of tax audits.  In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized.  Adjustments are made to our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the return containing the tax position or when new information becomes available.  Our liability for unrecognized tax benefits, including accrued penalties and interest, is included in other accrued liabilities and other long-term liabilities on our consolidated balance sheets and in income tax expense in our Consolidated Statements of Income (Loss).

Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.  Valuation allowances are established when management is unable to conclude that it is more likely than not that some portion, or all, of the deferred tax asset will ultimately be realized.

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

Beginning in 2018, Corning will indefinitely reinvest the foreign earnings of: (1) any of its subsidiaries located in jurisdictions where Corning lacks the ability to repatriate its earnings, (2) any of its subsidiaries where Corning’s intention is to reinvest those earnings in operations, (3) legal entities for which Corning holds a non-controlling interest, (4) any subsidiaries with an accumulated deficit in earnings and profits and (5) any subsidiaries which have a positive earnings and profits balance but for which the entity lacks sufficient local statutory earnings or stock basis from which to make a distribution.

A company can make a policy election to account for the tax on GILTI as a period cost or to recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.  Corning has elected to account for the GILTI provisions as a period cost.

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

Derivative Instruments

We participate in a variety of foreign exchange forward contracts and foreign exchange option contracts entered into in connection with the management of our exposure to fluctuations in foreign exchange rates.  We utilize interest rate swaps to reduce the risk of changes in a benchmark interest rate from the probable forecasted issuance of debt and manage the mix of fixed and floating rate debt.  These financial exposures are managed in accordance with corporate policies and procedures.

© 2019 Corning Incorporated. All Rights Reserved.

Index

1.Summary of Significant Accounting Policies (continued)

All derivatives are recorded at fair value on the balance sheet.  Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are not recognized in current operating results but are recorded in accumulated other comprehensive income.  Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income when the underlying hedged item impacts earnings.  This reclassification is recorded in the same line item of the Consolidated Statements of Income (Loss) as where the effects of the hedged item are recorded, typically sales, cost of sales or other expense, net.  Changes in the fair value of derivatives not designated as hedging instruments are recorded in the Consolidated Statements of Income (Loss) in the Translated earnings contract loss, net and the Other expense, net lines.

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  ASU 2016-02 may be applied with a modified retrospective approach with various practical expedients.  The adoption of ASU 2016-02 will have no impact to retained earnings or income.  Upon adoption of ASU 2016-02, we anticipate recording a right-of-use asset and an offsetting lease liability of approximately $450 million.  Adoption of the new standard is effective January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods.  We have determined that the impact of this standard will not be material.  Adoption of the new standard is effective January 1, 2019.

2.Revenue

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

We have determined that the impact of transition to the new standard is immaterial to our revenue recognition model since the majority of our recognition is based on point in time transfer of control.  Accordingly, we have not made any adjustment to opening retained earnings.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

2.Revenue (continued)

At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements.  Where we have offered product warranties, we also establish liabilities for estimated warranty costs based upon historical experience and specific warranty provisions.  Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability.  Product warranty liabilities were not material at December 31, 2018 and December 31, 2017.

Other Revenue (Over Time)

Corning’s over time revenues are mainly related to Telecommunications products, and are comprised of design, installation, training and software maintenance services.    The performance obligations under these contracts generally require services to be performed over time, resulting in either a straight-line amortization method or an input method using incurred and forecasted expense to predict revenue recognition patterns which follows satisfaction of the performance obligation.  Corning’s other revenue is inconsequential to our results.

Revenue Disaggregation Table

The following table shows revenues by major product categories, similar to our reportable segment disclosure.  Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar.  The commercial markets and selling channels are also similar. Except for an inconsequential number of Telecommunications products, our product category revenues are recognized at point in time when control transfers to the customer.  Prior year amounts are presented under the ASC 605 basis of revenue recognition.

Our revenues by product category are as follows (in millions):

	December 31,
	2018	2017	2016
Display products	$3,168	$2,997	$3,238

Telecommunication products	4,192	3,545	3,005

Specialty glass products	1,479	1,403	1,124

Environmental substrate and filter products	1,289	1,106	1,032

Life science products	946	879	839

All Other	216	186	152
	$11,290	$10,116	$9,390

Contract Assets and Liabilities

Contract assets, such as incremental costs to obtain or fulfill contracts, are an insignificant component of Corning’s revenue recognition process.  The majority of Corning’s cost of fulfillment as a manufacturer of products is classified as inventory, fixed assets and intangible assets, which are accounted for under the respective guidance for those asset types.  Other costs of contract fulfillment are immaterial due to the nature of our products and their respective manufacturing processes.

© 2019 Corning Incorporated. All Rights Reserved.

Index

2.Revenue (continued)

Contract liabilities include deferred revenues, other advanced payments and customer deposits.  Deferred revenue and other advanced payments are not significant to our operations and are classified as part of other accrued liabilities in our financial statements.  Customer deposits are predominately related to Display products and are classified as part of other accrued liabilities and other liabilities as appropriate, and are disclosed below.

Customer Deposits

As of December 31, 2018 and 2017, Corning had customer deposits of approximately $1.0 billion and $0.4 billion, respectively.  The majority of these represent non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to ten years.  As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  No credit memoranda were issued in 2018 and 2017.

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

Significant Customers

For 2018 and 2017, no customers met or exceeded 10% of Corning’s consolidated net sales.  For 2016, Corning’s sales to Samsung Display Co. Ltd., a customer of our Display Technologies and Specialty Materials segments, represented 11% of the Company’s consolidated net sales.

3.Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	December 31,
	2018	2017
Finished goods	$854	$739
Work in process	386	322
Raw materials and accessories	409	306
Supplies and packing materials	388	345
Total inventories, net of inventory reserves	$2,037	$1,712

4.Income Taxes

Income before income taxes follows (in millions):

	Years ended December 31,
	2018	2017	2016

U.S. companies	$472	$653	$2,658
Non-U.S. companies	1,031	1,004	1,034
Income before income taxes	$1,503	$1,657	$3,692

© 2019 Corning Incorporated. All Rights Reserved.

Index

4.Income Taxes (continued)

The current and deferred amounts of the (provision) benefit for income taxes follow (in millions):

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$(256)	$(20)	$(1)
State and municipal	(22)	(21)	(17)
Foreign	(196)	(317)	(287)
Deferred:
Federal	(34)	(1,617)	310
State and municipal	4	(109)	48
Foreign	67	(70)	(50)
(Provision) benefit for income taxes	$(437)	$(2,154)	$3

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for operations follows:

	Years ended December 31,
	2018	2017	2016
Statutory U.S. income tax rate	21.0%	35.0%	35.0%
State income tax (benefit), net of federal effect	0.9	0.8	(0.3)
Global intangible low-taxed income	3.6
Repatriation tax on accumulated previously untaxed foreign earnings	(1.2)	67.4
Remeasurement of deferred tax assets and liabilities	(0.1)	21.0
Rate difference on foreign earnings	(2.3)	(3.9)	(9.2)
Preliminary IRS settlement of 2013-2014 tax years	11.5
Equity earnings impact		0.1	(0.4)
Valuation allowance	(3.8)	6.8	1.2
Realignment of Dow Corning interest			(28.2)
Other items, net	(0.5)	2.8	1.8
Effective income tax rate (benefit)	29.1%	130.0%	(0.1)%

In December 2017, the U.S. enacted the 2017 Tax Act which resulted in significant changes for our financial results, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate to 21%, and (2) imposing a one-time toll charge on certain unrepatriated earnings of foreign subsidiaries of U.S. companies that had not been previously taxed in the U.S.

The 2017 Tax Act also established new tax provisions affecting our 2018 results, including, but not limited to, (1) creating a new provision designed to tax GILTI; (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate AMT; (4) creating the BEAT; (5) establishing a deduction for FDII; (6) establishing new limitations on deductible interest expense; and (7) establishing new limitations on deductibility of  certain executive compensation.

© 2019 Corning Incorporated. All Rights Reserved.

Index

4.Income Taxes (continued)

Given the significant complexity of the 2017 Tax Act and the lack of clear tax and accounting regulatory guidance for this new law, the Securities Exchange Commission issued SAB 118 to provide registrants additional time to analyze and report the effects of tax reform during the “measurement period.”  Under SAB 118, the registrant was required to record those items where ASC 740 analysis was complete; include reasonable estimates and label them as provisional where ASC 740 analysis was incomplete; and if reasonable estimates could not be made, record items under the previous tax law.  The measurement period, not to exceed one year, ended on the date the entity obtained, prepared, and analyzed the information that was needed to complete the accounting requirements under ASC Topic 740.

For the year ended December 31, 2018, Corning’s results included a worldwide tax provision of $437 million, inclusive of tax on ongoing operations of $412 million and the impacts of the 2017 Tax Act of $25 million.  The impacts of the 2017 Tax Act include: GILTI tax of $55 million, FDII benefit of $10 million, and a $20 million benefit related to truing up the toll charge and our measurement of U.S. deferred taxes, offset by the recording of a provision related to lifting our assertion of indefinite reinvestment on certain foreign earnings.  As of December 31, 2018, Corning has completed its analysis of the impact of the 2017 Tax Act as required by SAB 118.  The GILTI tax of $55 million was largely driven by the receipt of customer deposits.  See Note 2 (Revenue) to these Consolidated Financial Statements for more information.

In response to the reduction of the U.S. Federal Corporate Tax Rate, the Company re-measured the U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We recorded a provisional estimate of $347 million during 2017.  This was adjusted by an immaterial amount upon completion of our analysis for the year ended December 31, 2018.

We recorded a provisional expense of $1.1 billion for the Toll Charge at year end 2017 on unrepatriated earnings of certain foreign subsidiaries that were previously deferred. This charge was reduced by $35 million upon completion of our analysis.

Corning has completed its analysis on the impact of the 2017 Tax Act on its assertion regarding its indefinitely reinvested foreign earnings.  Corning has determined that it will no longer assert indefinite asset reinvestment on $15.4 billion of unremitted foreign earnings accumulated prior to 2018.  This represents approximately 94% of Corning’s unremitted foreign earnings as of the end of 2017.  Corning will continue to indefinitely reinvest the remaining 6% of historic foreign earnings as of December 31, 2017.

Beginning in 2018, Corning will indefinitely reinvest the foreign earnings of: (1) any of its subsidiaries located in jurisdictions where Corning lacks the ability to repatriate its earnings, (2) any of its subsidiaries where Corning’s intention is to reinvest those earnings in operations, (3) legal entities for which Corning holds a non-controlling interest, (4) any subsidiaries with an accumulated deficit in earnings and profits and (5) any subsidiaries which have a positive earnings and profits balance but for which the entity lacks sufficient local statutory earnings or stock basis from which to make a distribution.

During 2018, the Company distributed approximately $4.2 billion from foreign subsidiaries to their respective U.S. parent companies.  There are no incremental taxes beyond the toll charge due with respect to these distributions.  As of December 31, 2018, Corning has approximately $1.5 billion of indefinitely reinvested foreign earnings.  It remains impracticable to calculate the tax cost of repatriating our unremitted earnings which are considered indefinitely reinvested.

Under new guidance, a company can make a policy election to account for the tax on GILTI as a period cost or to recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.  Corning’s has elected to account for the GILTI provisions as a period cost.

© 2019 Corning Incorporated. All Rights Reserved.

Index

4.Income Taxes (continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):

	December 31,
	2018	2017

Loss and tax credit carryforwards	$479	$652
Other assets	45	43
Asset impairments and restructuring reserves	33	94
Postretirement medical and life benefits	162	191
Other accrued liabilities	265
Other employee benefits	289	278
Gross deferred tax assets	1,273	1,258
Valuation allowance	(317)	(456)
Total deferred tax assets	956	802
Intangible and other assets	(96)	(101)
Other accrued liabilities		(94)
Fixed assets	(256)	(245)
Total deferred tax liabilities	(352)	(440)
Net deferred tax assets	$604	$362

The net deferred tax assets are classified in our consolidated balance sheets as follows (in millions):

	December 31,
	2018	2017

Deferred tax assets	$951	$813
Deferred tax liabilities	(347)	(451)
Net deferred tax assets	$604	$362

Details on deferred tax assets for loss and tax credit carryforwards at December 31, 2018 follow (in millions):

		Expiration
	Amount	2018-2022	2023-2027	2028-2037	Indefinite

Net operating losses	$449	$121	$60	$25	$243
Tax credits	30			25	5
Totals as of December 31, 2018	$479	$121	$60	$50	$248

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not (a likelihood of greater than 50 percent) that some portion or all deferred tax assets will not be realized.  Corning has valuation allowances on certain shorter-lived deferred tax assets such as those represented by capital loss and state tax net operating loss carryforwards, as well as other foreign net operating loss carryforwards, because we cannot conclude that it is more likely than not that we will earn income of the character required to utilize these assets before they expire.  The change in the other accrued liabilities is largely driven by the payment of certain withholding taxes and reclassification of a portion of our deferred tax liability to deferred tax payable.  Also, during 2018, a benefit was recorded upon the release of valuation allowances on deferred tax that are now considered realizable outside of the U.S.  The amount of U.S. and foreign deferred tax assets that have remaining valuation allowances at December 31, 2018 and 2017 was $317 million and $456 million, respectively.

© 2019 Corning Incorporated. All Rights Reserved.

Index

4.Income Taxes (continued)

The 2017 Tax Act makes the following key changes to U.S. tax law which will potentially impact Corning’s deferred tax assets. AMT has been eliminated. Net operating losses (“NOL’s”) generated prior to the 2017 Tax Act may still be carried back two years and forward 20 years.  Corning has $35 million of Federal NOL’s that are subject to these provisions.  The 2017 Tax Act limits and, in some cases, eliminates foreign tax credits. Corning has $22 million of foreign tax credit carryforwards that may be subject to these restrictions.

In 2018, we adopted ASU 2016-16, Improvements to Intra-Entity Transfers of Assets Other Than Inventory.  As a result, cumulative tax benefits totaling $5 million were recorded as an adjustment to beginning retained earnings.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	2018	2017	2016
Balance at January 1	$252	$243	$253
Additions based on tax positions related to the current year	204	1	10
Additions for tax positions of prior years		13	4
Reductions for tax positions of prior years	(10)		(18)
Settlements and lapse of statute of limitations	(11)	(5)	(6)
Balance at December 31	$435	$252	$243

The additions for 2018 were primarily due to a preliminary agreement with the IRS to resolve its 2013-2014 audit.  Included in the balance at December 31, 2018, 2017 and 2016 are $263 million, $97 million and $92 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.

We recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense.  For the years ended December 31, 2018, 2017 and 2016 the amount recognized in interest expense and accrued for the payment of interest and penalties were not material.

It is possible that the amount of unrecognized tax benefits will change due to one or more of the following events during the next twelve months: audit activity, tax payments, or final decisions in matters that are the subject of controversy in various jurisdictions within which we operate.  The majority of the potential change relates to our ongoing U.S. tax audit.  We believe we have provided adequate contingent reserves for these matters.  However, if upon conclusion of these matters, the ultimate determination of taxes owed is for an amount materially different than our current reserves, our overall tax expense and effective tax rate could be materially impacted in the period of adjustment.

Corning Incorporated, as the common parent company, and all 80%-or-more-owned of its U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns.  The statute of limitations is closed for all periods ending through December 31, 2012.  All returns for periods ended through December 31, 2004, have been audited by and settled with the Internal Revenue Service (IRS).

Corning Incorporated and its U.S. subsidiaries file income tax returns on a combined, unitary or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years.  Various state income tax returns are currently in the process of examination or administrative appeal. We do not expect any material proposed adjustments from any of these audits.

Corning has reached a preliminary agreement with the IRS to resolve its 2013-2014 audit.  This preliminary agreement resulted in $172 million of additional tax expense in the first quarter of 2018, of which $12 million relates to interest expense, net of tax benefit.  Corning will use tax attributes to cover most of the tax expense.  We expect to finalize this agreement during 2019.

© 2019 Corning Incorporated. All Rights Reserved.

Index

4.Income Taxes (continued)

Our foreign subsidiaries file income tax returns in the countries in which they have operations.  Generally, these countries have statutes of limitations ranging from 3 to 10 years.  The statute of limitations is closed through the following years in these major jurisdictions:  Japan (2011), Taiwan (2012) and South Korea (2012).

CPM is currently appealing certain tax assessments and tax refund claims for tax years 2006 through 2017.  The Company is required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessments.  Because we believe that it is more likely than not that we will prevail in the appeals process, we have recorded a non-current receivable of $425 million for the amount on deposit with the South Korean government.

5.Investments

Investments are comprised of the following (in millions):

	Ownership	December 31,
	interest	2018		2017

Affiliated companies accounted for by the equity method (1)(2)	20% to 50%		$354	$280
Other investments			22	60
Subtotal Investment Assets			$376	$340

Affiliated companies accounted for by the equity method - HSG (1)(2)	50%	$		$105
Subtotal Investment Liabilities		$		$105

(1)	Amount reflects Corning’s direct ownership interests in the affiliated companies at December 31, 2018 and December 31, 2017. Corning does not control any of such entities.
(2)

HSG indirectly holds an 80.5% interest in a HSG operating partnership.  At December 31, 2018, the carrying value of the investment in HSG was $42 million and recorded in Investments.  At December 31, 2017, the negative carrying value of the investment in HSG was $105 million and recorded in Other Liabilities.

© 2019 Corning Incorporated. All Rights Reserved.

Index

5.Investments (continued)

Affiliated Companies at Equity

The results of operations and financial position of the investments accounted for under the equity method follow (in millions):

	Years ended December 31,
	2018	2017	2016

Statement of operations:
Net sales	$1,759	$2,346	$4,024
Gross profit	$424	$560	$1,006
Net income	$835	$721	$565
Corning’s equity in earnings of affiliated companies	$390	$361	$284

Related party transactions:
Corning sales to affiliated companies	$184	$108	$95
Corning purchases from affiliated companies	$11	$12	$12
Corning transfers of assets, at cost, to affiliated companies	$2	$22	$44
Dividends received from affiliated companies	$241	$201	$85

	Years ended December 31,
	2018	2017
Balance sheet:
Current assets	$1,716	$1,593
Noncurrent assets	$1,922	$1,999
Short-term borrowings, including current portion of long-term debt	$8	$3
Other current liabilities	$810	$700
Long-term debt	$14	$16
Other long-term liabilities	$1,708	$2,128
Non-controlling interest	$259	$313

Related party transactions:
Balances due from affiliated companies	$95	$47

We have contractual agreements with several of our equity affiliates which include sales, purchasing, licensing and technology agreements.

As of December 31, 2018 and 2017, the undistributed earnings of equity companies included in our retained earnings were not material.

HSG and Dow Corning

On May 31, 2016, Corning completed the strategic realignment of its equity investment in Dow Corning Corporation (”Dow Corning”) pursuant to the Transaction Agreement announced in December 2015.  Under the terms of the Transaction Agreement, Corning exchanged with Dow Corning its 50% stock interest in Dow Corning for 100% of the stock of a newly formed entity, which held an equity interest in Hemlock Semiconductor Group (“HSG”) and approximately $4.8 billion in cash.

© 2019 Corning Incorporated. All Rights Reserved.

Index

5.Investments (continued)

Prior to realignment, HSG, a consolidated subsidiary of Dow Corning, was an indirect equity investment of Corning.  Upon completion of the exchange, Corning received a direct equity investment in HSG.  Because our ownership percentage in HSG did not change as a result of the realignment, the investment in HSG is recorded at its carrying value, which had a negative carrying value of $383 million at the transaction date.  The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.  Excluding this charge, the entity has been profitable and recovered its equity as of December 31, 2018.  The carrying value of the investment in HSG as of December 31, 2018 was $42 million and recorded in Investments.

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

Corning began reporting HSG equity earnings and dividends on June 1, 2016.  HSG information presented below is shown for the years ended December 31, 2018 and 2017 and the seven months ended December 31, 2016 (in millions):

	Years ended December 31,
	2018	2017	2016

Statement of operations:
Net sales	$1,158	$1,716	$1,119
Gross profit	$367	$469	$361
Net income	$814	$706	$421
Corning’s equity in earnings of affiliated companies	$388	$352	$212

Related party transactions:
Dividends received from affiliated companies	$241	$196	$65

	Years ended December 31,
	2018	2017
Balance sheet:
Current assets	$1,188	$1,206
Noncurrent assets	$1,414	$1,522
Short-term borrowings, including current portion of long-term debt	$3	$3
Other current liabilities	$540	$484
Long-term debt	$11	$15
Other long-term liabilities	$1,708	$2,126
Non-controlling interest	$259	$313

© 2019 Corning Incorporated. All Rights Reserved.

Index

6.Acquisitions

During 2018, Corning acquired substantially all of CMD in two cash transactions totaling $841 million.  On June 1, 2018, Corning acquired a manufacturing facility and certain other assets (collectively referred to as “Purchased Assets”) for $801 million.  The Purchased Assets constitute a business, which designs, manufactures and markets high bandwidth and optical fiber products.  On December 3, 2018, as part of the acquisition of CMD, Corning acquired 100% of the German services company for $40 million.  The acquisition was accounted for as a business combination.

A summary of the preliminary allocation of the total purchase price to the net tangible and other intangible assets acquired, with the remainder recorded as goodwill based on fair value is as follows (in millions):

Property, plant and equipment	$32
Other intangible assets	525
Other net assets	16
Total identified net assets	573
Purchase consideration	841
Goodwill (1) (2)	$268

(1)	Amounts reflect measurement period adjustments.
(2)	The goodwill recognized is deductible for U.S. income tax purposes. The goodwill was allocated to the Optical Communications segment.

Goodwill is related to the value of CMD’s product and customer portfolio and its combination with Corning’s existing optical communications platform, as well as synergies and other intangibles that do not qualify for separate recognition.  Other intangible assets consist primarily of $434 million of customer relationships and $91 million of other intangibles that are amortized over the weighted average useful life of approximately 14 and 11 years, respectively.  Acquisition-related costs of $18 million for the year ended December 31, 2018, included costs for legal, accounting, valuation and other professional services and were included in selling, general and administrative expense in the Consolidated Statements of Income.  Supplemental pro forma information was not provided because the Purchased Assets are not material to Corning’s consolidated financial statements.

There were no material acquisitions completed in 2017 or 2016.  See Note 8 (Goodwill and Other Intangible Assets) to the Consolidated Financial Statements for further information on goodwill and intangibles acquired in 2017 and 2016.

7.Property, Plant and Equipment, Net of Accumulated Depreciation

Property, plant and equipment, net of accumulated depreciation follow (in millions):

	December 31,
	2018	2017
Land	$467	$482
Buildings	5,924	5,864
Equipment	18,218	16,648
Construction in progress	2,218	1,832
	26,827	24,826
Accumulated depreciation	(11,932)	(10,809)
Total	$14,895	$14,017

Approximately $49 million, $36 million and $23 million of interest costs were capitalized as part of property, plant and equipment, net of accumulated depreciation, in 2018, 2017 and 2016, respectively.

© 2019 Corning Incorporated. All Rights Reserved.

Index

7.Property, Plant and Equipment, Net of Accumulated Depreciation (continued)

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals.  At December 31, 2018 and 2017, the recorded value of precious metals totaled $3 billion in each period.  Depletion expense for precious metals in the years ended December 31, 2018, 2017 and 2016 was $14 million, $13 million and $20 million, respectively.

8.Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2018 and 2017 were as follows (in millions):

	Display Technologies	Optical Communications	Specialty Materials	Life Sciences	All Other	Total
Balance at December 31, 2016	$126	$645	$150	$558	$98	$1,577
Acquired goodwill (1)		22		43	34	99
Measurement period adjustment (2)		(1)		1	(28)	(28)
Foreign currency translation adjustment	10	5		21	10	46
Balance at December 31, 2017	$136	$671	$150	$623	$114	$1,694
Acquired goodwill (3)		257		2		259
Measurement period adjustment		11				11
Foreign currency translation adjustment	(4)	(13)		(8)	(3)	(28)
Balance at December 31, 2018	$132	$926	$150	$617	$111	$1,936

(1)

The Company completed two small acquisitions in the third quarter of 2017 which are reported in the Optical Communications and Life Sciences segment and one small acquisition in the first quarter of 2017 which is reported in All Other.

(2)	In the second quarter of 2017, the Company recorded measurement period adjustments of $28 million related to an acquisition completed in a previous period.
(3)	The Company completed the acquisition of CMD during the second quarter and the fourth quarter of 2018.

Corning’s gross goodwill balance for the years ended December 31, 2018 and 2017 were $8.4 billion and $8.2 billion, respectively.  Accumulated impairment losses were $6.5 billion for the years ended December 31, 2018 and 2017, respectively, and were generated primarily through goodwill impairments related to the Optical Communications segment.

Other Intangible Assets

Other intangible assets follow (in millions):

	December 31,
	2018			2017
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Amortized intangible assets:
Patents, trademarks & trade names	$465	$203	$262	$382	$188	$194
Customer list and other	1,308	278	1,030	884	209	675

Total	$1,773	$481	$1,292	$1,266	$397	$869

© 2019 Corning Incorporated. All Rights Reserved.

Index

8.Goodwill and Other Intangible Assets (continued)

Amortized intangible assets are primarily related to the Optical Communications and Life Sciences segments.  The net carrying amount of intangible assets increased by $423 million during the year ended December 31, 2018, primarily due to the acquisition of CMD of $525 million and other acquisition of $9 million of other intangible assets, offset by amortization of $94 million and foreign currency translation and other adjustments of $17 million.

Amortization expense related to all intangible assets is estimated to be $115 million annually for 2019, $114 million annually for 2020, $113 million annually for 2021,  $111 million annually for 2022, and $110 million annually for 2023.

9.Other Assets and Other Liabilities

Other assets follow (in millions):

	December 31,
	2018	2017
Current assets:
Contingent consideration asset		$300
Derivative instruments	$103	197
Other current assets	599	494
Other current assets	$702	$991

Non-current assets:
Derivative instruments	$45	$68
South Korean tax deposits	425	319
Other non-current assets	551	547
Other assets	$1,021	$934

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

9.Other Assets and Other Liabilities (continued)

Other liabilities follow (in millions):

	December 31,
	2018	2017
Current liabilities:
Wages and employee benefits	$642	$620
Income taxes	169	148
Derivative instruments	56	42
Asbestos and other litigation (Note 12)	113	41
Other current liabilities	871	540
Other accrued liabilities	$1,851	$1,391

Non-current liabilities:
Defined benefit pension plan liabilities	$831	$713
Derivative instruments	386	333
Asbestos and other litigation (Note 12)	279	338
Investment in Hemlock Semiconductor Group (1)		105
Customer deposits (Note 2)	922	382
Deferred tax liabilities	347	451
Other non-current liabilities	887	695
Other liabilities	$3,652	$3,017

(1)

The negative carrying value resulted from a one-time charge to this entity in 2014 for the permanent abandonment of certain assets.  Refer to Note 5 (Investments) to the Consolidated Financial Statements for additional information.

© 2019 Corning Incorporated. All Rights Reserved.

Index

10.Debt

(In millions)

	December 31,
	2018	2017

Current portion of long-term debt	$4	$379

Long-term debt
Debentures, 1.5%, due 2018		$375
Debentures, 6.625%, due 2019		245
Debentures, 4.25%, due 2020	$291	288
Debentures, 8.875%, due 2021	65	66
Debentures, 2.90%, due 2022	373	373
Debentures, 3.70%, due 2023	249	249
Medium-term notes, average rate 7.66%, due through 2023	45	45
Debentures, 7.00%, due 2024	100	99
Yen-denominated Debentures, .698%, due 2024	191	185
Yen-denominated Debentures, .722%, due 2025	90
Yen-denominated Debentures, .992%, due 2027	426	414
Yen-denominated Debentures, 1.043%, due 2028	276
Debentures, 6.85%, due 2029	164	166
Yen-Denominated Debentures, 1.219%, due 2030	226
Debentures, callable, 7.25%, due 2036	248	248
Debentures, 4.70%, due 2037	295	248
Yen-denominated Debentures, 1.583%, due 2037	91	85
Debentures, 5.75%, due 2040	395	397
Debentures, 4.75%, due 2042	496	496
Debentures, 5.35%, due 2048	543
Debentures, 4.375%, due 2057	742	743
Debentures, 5.85%, due 2068	296
Other, average rate 5.08%, due through 2043	396	406
Total long-term debt	5,998	5,128
Less current portion of long-term debt	4	379
Long-term debt	$5,994	$4,749

Corning did not have outstanding commercial paper at December 31, 2018 and 2017.

In the third quarter of 2018, Corning amended and restated its revolving credit agreement (the “Revolving Credit Agreement”).  The Revolving Credit Agreement provides a committed $1.5 billion unsecured multi-currency line of credit and expires August 15, 2023.  At December 31, 2018, there were no outstanding amounts under the Revolving Credit Agreement.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.0 billion at December 31, 2018 and $5.1 billion at December 31, 2017.  The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

The following table shows debt maturities by year at December 31, 2018 (in millions)*:

2019	2020	2021	2022	2023	Thereafter
$4	$305	$68	$381	$420	$4,856

*Excludes interest rate swap gains and bond discounts.

© 2019 Corning Incorporated. All Rights Reserved.

Index

10.Debt (continued)

Debt Issuances and Retirements

2018

In the second quarter of 2018, Corning issued three Japanese yen-denominated debt securities (the “Notes”), as follows:

•	¥10 billion 0.722% senior unsecured notes with a maturity of 7 years;
•	¥30.5 billion 1.043% senior unsecured notes with a maturity of 10 years; and
•	¥25 billion 1.219% senior unsecured notes with a maturity of 12 years.

The proceeds from the Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance.  The net proceeds received in U.S. dollars, after deducting offering expenses, were $596 million.  Payments of principle and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.  The net proceeds of $596 million will be used for general corporate purposes.

In the fourth quarter of 2018, Corning issued three unsecured long-term notes as follows:

•	$50 million 4.70% senior unsecured notes with a maturity of 19 years;
•	$550 million 5.35% senior unsecured notes with a maturity of 30 years; and
•	$300 million 5.85% senior unsecured notes with a maturity of 50 years.

The net proceeds of $889 million will be used for general corporate purposes.  We can redeem these notes at any time, subject to certain terms and conditions.

In the fourth quarter of 2018, Corning redeemed $250 million of 6.625% Notes due 2019, paying a nominal call premium.  The bond redemption incurred an insignificant loss during the fourth quarter of 2018.

2017

In the third quarter of 2017, Corning issued three Japanese yen-denominated debt securities (the “Notes”), as follows:

•	¥21 billion 0.698% senior unsecured notes with a maturity of 7 years;
•	¥47 billion 0.992% senior unsecured notes with a maturity of 10 years; and
•	¥10 billion 1.583% senior unsecured notes with a maturity of 20 years.

The proceeds from these Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance.  The net proceeds received in U.S. dollars, after deducting offering expenses, was approximately $700 million.  Payments of principal and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.  The net proceeds of $700 million were made available for general corporate purposes.

In the fourth quarter of 2017, Corning issued $750 million of 4.375% senior unsecured notes that mature on November 15, 2057.  The net proceeds of $743 million will be used for general corporate purposes.  We can redeem these notes at any time, subject to certain terms and conditions.

On a quarterly basis, Corning will recognize the transaction gains and losses resulting from changes in the JPY/USD exchange rate in the Other expense, net line of the Consolidated Statements of Income (Loss).  Cash proceeds from the offerings and payments for debt issuance costs are disclosed as financing activities, and cash payments to bondholders for interest will be disclosed as operating activities, in the Consolidated Statements of Cash Flows.

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees.  Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the Company’s long-term funding targets.  In 2018, we made voluntary cash contributions to our domestic defined benefit pension plan and our international pension plans in the amount of $105 million and $12 million, respectively.  In 2017, we made no voluntary cash contributions to our domestic defined benefit pension plan and $29 million to our international pension plans.  During 2019, we anticipate making cash contributions of $75 million to our U.S. qualified pension plan and $31 million to our international pension plans.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans (continued)

Obligations and Funded Status

The change in benefit obligation and funded status of our employee retirement plans follows (in millions):

	Total pension benefits		Domestic pension benefits		International pension benefits
December 31,	2018	2017	2018	2017	2018	2017

Change in benefit obligation
Benefit obligation at beginning of year	$4,188	$3,887	$3,522	$3,289	$666	$598
Service cost	103	92	78	66	25	26
Interest cost	132	126	116	112	16	14
Plan participants’ contributions	1	2	1	1		1
Plan amendments	21		20		1
Actuarial loss (gain)	(210)	208	(200)	222	(10)	(14)
Other	(1)	3		3	(1)
Benefits paid	(202)	(195)	(179)	(171)	(23)	(24)
Foreign currency translation	(29)	65			(29)	65
Benefit obligation at end of year	$4,003	$4,188	$3,358	$3,522	$645	$666

Change in plan assets
Fair value of plan assets at beginning of year	$3,539	$3,225	$3,004	$2,765	$535	$460
Actual return on plan assets	(201)	413	(202)	395	1	18
Employer contributions	135	46	118	14	17	32
Plan participants’ contributions	1	1	1	1
Benefits paid	(208)	(195)	(179)	(171)	(29)	(24)
Foreign currency translation	(27)	49			(27)	49
Fair value of plan assets at end of year	$3,239	$3,539	$2,742	$3,004	$497	$535

Funded status at end of year
Fair value of plan assets	$3,239	$3,539	$2,742	$3,004	$497	$535
Benefit obligations	(4,003)	(4,188)	(3,358)	(3,522)	(645)	(666)
Funded status of plans	$(764)	$(649)	$(616)	$(518)	$(148)	$(131)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset	$81	$76			$81	$76
Current liability	(29)	(20)	$(13)	$(12)	(16)	(8)
Noncurrent liability	(816)	(705)	(603)	(506)	(213)	(199)
Recognized liability	$(764)	$(649)	$(616)	$(518)	$(148)	$(131)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$338	$300	$324	$285	$14	$15
Prior service cost (credit)	36	22	37	25	(1)	(3)
Amount recognized at end of year	$374	$322	$361	$310	$13	$12

The accumulated benefit obligation for defined benefit pension plans was $3.8 billion and $3.9 billion at December 31, 2018 and 2017, respectively.

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans (continued)

	Postretirement benefits
December 31,	2018	2017

Change in benefit obligation
Benefit obligation at beginning of year	$789	$776
Service cost	10	10
Interest cost	24	26
Plan participants’ contributions	8	8
Plan amendments	(40)
Actuarial loss (gain)	(48)	17
Benefits paid	(46)	(50)
Medicare subsidy received	2	2
Benefit obligation at end of year	$699	$789

Funded status at end of year
Fair value of plan assets
Benefit obligations	$(699)	$(789)
Funded status of plans	$(699)	$(789)

Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(37)	$(40)
Noncurrent liability	(662)	(749)
Recognized liability	$(699)	$(789)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$21	$68
Prior service credit	(44)	(12)
Amount recognized at end of year	$(23)	$56

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2018 and 2017 exceeded the fair value of plan assets (in millions):

	December 31,
	2018	2017

Projected benefit obligation	$3,754	$3,843
Fair value of plan assets	$2,910	$3,173

In 2018, the fair value of plan assets exceeded the projected benefit obligation for the United Kingdom pension plan.  In 2017, the fair value of plan assets exceeded the projected benefit obligation for the United Kingdom and one of the South Korean pension plans.

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2018 and 2017 exceeded the fair value of plan assets (in millions):

	December 31,
	2018	2017

Accumulated benefit obligation	$3,410	$3,555
Fair value of plan assets	$2,766	$3,025

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans (continued)

In 2018, the fair value of plan assets exceeded the accumulated benefit obligation for the United Kingdom, South Korea and one of the Taiwan pension plans.  In 2017, the fair value of plan assets exceeded the accumulated benefit obligation for one of the Taiwan, the United Kingdom and the South Korea pension plans.

The components of net periodic benefit cost for our employee retirement plans follow (in millions):

	Total pension benefits			Domestic pension benefits			International pension benefits
December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016

Service cost	$103	$92	$85	$78	$66	$61	$25	$26	$24
Interest cost	132	126	124	116	112	111	16	14	13
Expected return on plan assets	(189)	(174)	(165)	(178)	(163)	(153)	(11)	(11)	(12)
Amortization of prior service cost (credit)	6	5	6	7	6	6	(1)	(1)
Recognition of actuarial loss	145	21	67	143	18	55	2	3	12
Total net periodic benefit expense	$197	$70	$117	$166	$39	$80	$31	$31	$37
Settlement charge	(1)		1			1	(1)
Total expense	$196	$70	$118	$166	$39	$81	$30	$31	$37

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Settlements	$1		$(2)			$(2)	$1
Current year actuarial loss (gain)	180	$(30)	84	$182	$(8)	63	(2)	$(22)	$21
Recognition of actuarial loss	(145)	(21)	(64)	(143)	(18)	(55)	(2)	(3)	(9)
Current year prior service cost	20			20
Amortization of prior service (cost) credit	(6)	(5)	(6)	(7)	(6)	(6)	1	1
Total recognized in other comprehensive loss (income)	$50	$(56)	$12	$52	$(32)	$0	$(2)	$(24)	$12

	Postretirement benefits
	2018	2017	2016

Service cost	$10	$10	$9
Interest cost	24	26	26
Amortization of actuarial net gain		(1)	(1)
Amortization of prior service credit	(7)	(3)	(4)
Total net periodic benefit expense	$27	$32	$30

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(47)	$17	$15
Amortization of actuarial net gain		1	1
Current year prior service credit	(40)
Amortization of prior service credit	7	3	5
Total recognized in other comprehensive income (loss)	$(80)	$21	$21

Total recognized in net periodic benefit cost and other comprehensive income	$(53)	$53	$51

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans (continued)

The Company expects to recognize $7 million of net prior service cost as a component of net periodic pension cost in 2019 for its defined benefit pension plans.  The Company expects to recognize $1 million of net actuarial gain and $7 million of net prior service credit as components of net periodic postretirement benefit cost in 2019.

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

Corning last updated the adjustment factors applied to its base mortality assumption (RP-2014 white collar table and RP-2014 blue collar table for non-union and union participants, respectively) to value its U.S. benefit plan obligations as of December 31, 2017.  In addition, Corning also updated to the MP-2017 projection scale for the year ended 2017.  As the Society of Actuaries publishes additional mortality improvement scales (MP-2018), Corning has considered these revised improvement scales in setting its future mortality improvement assumption.  As of December 31, 2018, Corning decided to continue application of its future improvement scale to the MP-2017 scale.

Furthermore, Corning updated for the year ended 2017 the mortality assumption applied to disabled participants to be the RP-2014 disabled mortality base table with future improvements using MP-2017.  These assumptions were unchanged for the year ended 2018.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Pension benefits
	Domestic			International			Postretirement benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	4.28%	3.58%	4.01%	1.96%	1.93%	2.29%	4.33%	3.63%	4.07%
Rate of compensation increase	3.50%	3.50%	3.50%	2.96%	2.81%	3.97%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:

	Pension benefits
	Domestic			International			Postretirement benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.58%	4.01%	4.24%	1.93%	2.29%	3.23%	3.63%	4.06%	4.31%
Expected return on plan assets	6.00%	6.00%	6.00%	2.13%	3.97%	3.92%
Rate of compensation increase	3.50%	3.50%	3.50%	2.81%	2.06%	2.89%

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans (continued)

Expected long-term returns on plan assets is based on long-term expectations for future returns informed by historical data in conjunction with the investment policies further described within “Plan Assets” below.  Reasonableness of the results is tested using models provided by the plan actuaries.

Assumed health care trend rates at December 31	2018	2017
Health care cost trend rate assumed for next year	7.00%	6.50%
Rate that the cost trend rate gradually declines to	5%	5%
Year that the rate reaches the ultimate trend rate	2027	2024

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	One-percentage-point increase	One-percentage-point decrease
Effect on annual total of service and interest cost (credit)	$3	$(2)
Effect on postretirement benefit obligation	$45	$(37)

Plan Assets

The Company’s primary objective is to ensure the plan has sufficient return on assets to fund the plan’s current and future obligations as they become due.  Investments are made in public securities to ensure adequate liquidity to support benefit payments.  Domestic and international stocks and bonds provide diversification to the portfolio.  The target allocation range for global equity investment is 20%-25% which includes large, mid and small cap companies and investments in both developed and emerging markets.  The target allocation for bond investments is 60%, which predominately includes corporate bonds.  Long duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates.  The target allocation range for non-public investments in private equity and real estate is 5%-15%, and is used to enhance returns and offer additional asset diversification.  The target allocation range for commodities is 0%-5%, which provides some inflation protection to the portfolio.

The following tables provide fair value measurement information for the Company’s major categories; Level 1 (quoted market prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) of our domestic defined benefit plan assets:

	December 31, 2018				December 31, 2017
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies	$363	$2	$361		$374	$57	$317
International companies	324		324		420	117	303

Fixed income:
U.S. corporate bonds	1,626	183	1,443		1,815	197	1,618

Private equity (1)	82			$82	105			$105
Real estate (2)	148			148	147			147
Cash equivalents	199	199			21	21
Commodities (3)					122		122
Total	$2,742	$384	$2,128	$230	$3,004	$392	$2,360	$252

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans (continued)

The following tables provide fair value measurement information for the Company’s major categories; Level 1 (quoted market prices in active markets for identical assets), Level 2 (significant other observable inputs) and Level 3 (significant unobservable inputs) of our international defined benefit plan assets:

	December 31, 2018				December 31, 2017
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. companies					$8		$8
International companies					29		29

Fixed income:
International fixed income	$428	$361	$67		440	$367	73

Insurance contracts	2			$2	2			$2
Mortgages	22			22	16			16
Cash equivalents	45	45			40	40
Total	$497	$406	$67	$24	$535	$407	$110	$18

The tables below set forth a summary of changes in the fair value of the defined benefit plans Level 3 assets for the years ended December 31, 2018 and 2017:

	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2018		Year ended December 2018
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2017	$105	$147	$16	$2

Actual return on plan assets relating to assets still held at the reporting date	15	9
Transfers in and/or out of level 3	(38)	(8)	6
Ending balance at December 31, 2018	$82	$148	$22	$2

	Level 3 assets – Domestic		Level 3 assets – International
	Year ended December 2017		Year ended December 2017
(in millions)	Private equity	Real estate	Mortgages	Insurance contracts

Beginning balance at December 31, 2016	$137	$150		$2

Actual return on plan assets relating to assets still held at the reporting date	7	6
Transfers in and/or out of level 3	(39)	(9)	$16
Ending balance at December 31, 2017	$105	$147	$16	$2

Credit Risk

59% of domestic plan assets are invested in long duration bonds.  The average rating for these bonds is A.  These bonds are subject to credit risk, such that a decline in credit ratings for the underlying companies, countries or assets (for asset-backed securities) would result in a decline in the value of the bonds.  These bonds are also subject to default risk.

© 2019 Corning Incorporated. All Rights Reserved.

Index

11.Employee Retirement Plans (continued)

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

At December 31, 2018 and 2017, the amount of Corning common stock included in equity securities was not significant.

Cash Flow Data

The following reflects the gross benefit payments that are expected to be paid for our domestic and international defined benefit pension plans, the postretirement medical and life plans and the gross amount of annual Medicare Part D federal subsidy expected to be received (in millions):

	Expected benefit payments
	Domestic pension benefits	International pension benefits	Postretirement benefits
2019	$199	$23	$37
2020	$203	$30	$40
2021	$212	$28	$40
2022	$220	$31	$42
2023	$229	$30	$42
2024-2028	$1,242	$196	$213

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements.  Total consolidated defined contribution plan expense was $67 million, $60 million and $53 million for the years ended December 31, 2018, 2017 and 2016, respectively.

© 2019 Corning Incorporated. All Rights Reserved.

Index

12.Commitments, Contingencies and Guarantees

The amounts of our obligations follow (in millions):

		Amount of commitment and contingency expiration per period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Performance bonds and guarantees	$152	$23	$4	$2	$123
Stand-by letters of credit (1)	84	71	8		5
Credit facility to equity company	4	4
Subtotal of commitment expirations per period	$240	$98	$12	$2	$128

Purchase obligations (2)	$339	$214	$56	$28	$41
Capital expenditure obligations (3)	412	412
Total debt (4)	5,642		362	670	4,610
Interest on long-term debt (5)	5,117	231	450	408	4,028
Capital leases and financing obligations	393	4	11	132	246
Imputed interest on capital leases and financing obligations	205	20	38	37	110
Minimum rental commitments	581	82	133	111	255
Amended PCC Plan	185	50	85	50
Uncertain tax positions (6)	95
Subtotal of contractual obligation payments due by period (6)	$12,969	$1,013	$1,135	$1,436	$9,290
Total commitments and contingencies (6)	$13,209	$1,111	$1,147	$1,438	$9,418

(1)	At December 31, 2018, $39 million of the $84 million was included in other accrued liabilities on our consolidated balance sheets.
(2)	Purchase obligations are enforceable and legally binding obligations which primarily consist of raw material and energy-related take-or-pay contracts.
(3)	Capital expenditure obligations primarily reflect amounts associated with our capital expansion activities.
(4)	Total debt above is stated at maturity value, and excludes interest rate swap gains/losses and bond discounts.
(5)	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt, based upon stated rates in the respective debt instruments.
(6)	At December 31, 2018, $95 million was included on our balance sheet related to uncertain tax positions.

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

Minimum rental commitments under leases outstanding at December 31, 2018 follow (in millions):

2019	2020	2021	2022	2023	2024 and thereafter
$82	72	$61	$53	$58	$255

Total rental expense was $156 million, $135 million and $105 million for 2018, 2017 and 2016, respectively.

Product warranty liability accruals at December 31, 2018 and 2017 were insignificant.

© 2019 Corning Incorporated. All Rights Reserved.

Index

12.Commitments, Contingencies and Guarantees (continued)

The ability of certain subsidiaries and affiliated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements.  At December 31, 2018, the amount of equity subject to such restrictions for consolidated subsidiaries and affiliated companies was not significant.  While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support growth programs.

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized below.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000 and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2016, the Company’s liability under the Plan was $290 million, which is required to be paid through a series of fixed payments beginning in the second quarter of 2017.  Payments of $35 million and $70 million were made in June 2018 and June 2017, respectively.  At December 31, 2018, the total amount of payments due in years 2019 through 2022 is $185 million, of which $50 million is due in the second quarter of 2019 and is classified as a current liability.  The remaining $135 million is classified as a non-current liability.

Non-PCC Asbestos Claims

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  At December 31, 2018 and December 31, 2017, the amount of the reserve for these non-PCC asbestos claims was estimated to be $146 million and $147 million, respectively.  The reserve balance as of December 31, 2018 represents the undiscounted projection of claims and related legal fees for the estimated life of the litigation.

Dow Corning Chapter 11 Related Matters

Until June 1, 2016, Corning and The Dow Chemical Company (“Dow”) each owned 50% of the common stock of Dow Corning Corporation (“Dow Corning”).  On May 31, 2016, Corning and Dow realigned their ownership interest in Dow Corning.  In connection with the realignment, Corning retained its indirect ownership interest in the Hemlock Semiconductor Group (HSG) and formed a new entity which had been capitalized by Dow Corning with $4.8 billion.  Following the realignment, Corning no longer owned any interest in Dow Corning.  In connection with the realignment, Corning agreed to indemnify Dow Corning for 50% of Dow Corning’s non-ordinary course, pre-closing liabilities to the extent such liabilities exceed the amounts reserved for them by Dow Corning as of May 31, 2016, including two legacy Dow Corning matters: the Dow Corning Breast Implant Litigation, and the Dow Corning Bankruptcy Pendency Interest Claims.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

12.Commitments, Contingencies and Guarantees (continued)

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million.  In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability.  At December 31, 2018, Dow Corning had recorded a reserve for breast implant litigation of $263 million.

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by a number of commercial creditors who claim additional compounded interest at default and state statutory judgment rates as well as attorneys’ fees and other enforcement costs, during the period from May 1995 through June 2004.  As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million.  In the event Dow Corning’s liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits.  At December 31, 2018, Dow Corning estimated the liability to commercial creditors to be $82 million.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At December 31, 2018 and December 31, 2017, Corning had accrued approximately $30 million (undiscounted) and $38 million (undiscounted), respectively, for the estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

13.Hedging Activities

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

Our most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan, the euro and British pound.  We seek to mitigate the impact of exchange rate movements in our income statement by using over-the-counter (OTC) derivative instruments including foreign exchange forward and option contracts.  In general, these hedge expirations coincide with the timing of the underlying foreign currency commitments and transactions.

We are exposed to potential losses in the event of non-performance by our counterparties to these derivative contracts.  However, we minimize this risk by maintaining our portfolio with a diverse group of highly-rated major financial institutions.  We do not expect to record any losses as a result of such counterparty default.  Neither we nor our counterparties are required to post collateral for these financial instruments.  The Company qualified for and elected the end-user exception to the mandatory swap clearing requirement of the Dodd-Frank Act.

© 2019 Corning Incorporated. All Rights Reserved.

Index

13.Hedging Activities (continued)

Cash Flow Hedges

Our cash flow hedging activities utilize OTC foreign exchange forward contracts and options to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers.  Our cash flow hedging activity also uses interest rate derivatives including Treasury rate lock agreements to reduce the risk of increases in benchmark interest rates on the probable issuance of debt.  In the second quarter of 2018, the Company entered into Treasury rate lock agreements to hedge against the variability in cash flows due to changes in the benchmark interest rate related to an anticipated debt issuance.  The instruments were designated as cash flow hedges, and were settled on October 31, 2018 concurrent with the debt issuance.  The settlement amount of $16 million received will be released from other comprehensive income into earnings when the corresponding interest expense occurs each period.

Corning uses a regression analysis to monitor the effectiveness of its cash flow hedges both prospectively and retrospectively.  Through December 31, 2018, the hedge ineffectiveness related to these instruments was not material.  Corning defers net gains and losses related to the effective portion of cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheet until the hedged item impacts earnings.  At December 31, 2018, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax net gain of $2 million.

Fair Value Hedges

In October of 2012, we entered into two interest rate swaps that are designated as fair value hedges and economically exchange a notional amount of $550 million of previously issued fixed rate long-term debt to floating rate debt.  Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the one-month LIBOR rate. In the fourth quarter of 2018, Corning unwound the two interest rate swaps and discontinued the fair value hedge relationship accordingly.  The net losses recorded in current period earnings were not material in the Consolidated Statements of Income (Loss).

Corning utilizes the long haul method for effectiveness analysis, both retrospectively and prospectively.  The analysis excludes the impact of credit risk from the assessment of hedge effectiveness.  The amount recorded in current period earnings is in other expense, net, relative to ineffectiveness, and is not material for the year ended December 31, 2018.

Net gains and losses from fair value hedges and the effects of the corresponding hedged item are recorded on the same line item in the Consolidated Statements of Income (Loss).

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

13.Hedging Activities (continued)

The Company continued its foreign exchange hedge program in 2018 and entered into a series of average rate forwards, and purchased put or call options.  These will hedge a significant portion of its projected yen exposure for the period of 2019-2022.  As of December 31, 2018, the U.S. dollar gross notional value of the yen average rate forwards program is $9.1 billion and $2.6 billion for zero-cost collars and purchased put or call options.  The average rate forward program was also expanded to partially hedge the impact of the South Korean won, Chinese yuan, euro and British pound translation on the Company’s projected net income.  As of December 31, 2018, these average rate forwards have a total notional value of $2.0 billion.  The entire average rate forward program will settle net without obligation to deliver Japanese yen, Korean won, Chinese yuan, euro and British pound.  With respect to the zero-cost collars, the gross notional amount includes the value of both put and call options.  However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

The fair values of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the Consolidated Balance Sheets.  Changes in the fair value of the derivative contracts are recorded currently in earnings in the Translated earnings contract loss, net line of the Consolidated Statement of Income (Loss).

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for December 31, 2018 and December 31, 2017 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount			Fair value			Fair value
	2018	2017	Balance sheet location	2018	2017	Balance sheet location	2018	2017
Derivatives designated as hedging instruments
Foreign exchange contracts (1)	$391	$294	Other current assets	$4	$20	Other accrued liabilities	$(2)
			Other assets	2	1

Interest rate contracts		550				Other liabilities		$(8)
Derivatives not designated as hedging instruments

Foreign exchange contracts, other	900	599	Other current assets	5	2	Other accrued liabilities	(7)	(7)
Translated earnings contracts	13,620	14,275	Other current assets	94	176	Other accrued liabilities	(47)	(34)
			Other assets	43	66	Other liabilities	(386)	(325)

Total derivatives	$14,911	$15,718		$148	$265		$(442)	$(374)

(1)	Cash flow hedges with a typical duration of 24 months or less.

© 2019 Corning Incorporated. All Rights Reserved.

Index

13.Hedging Activities (continued)

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the years ended December 31
Derivatives in hedging	(Loss)/gain recognized in other comprehensive income (OCI)			Location of gain/(loss) reclassified from accumulated OCI into income	Gain/(loss) reclassified from accumulated OCI into income ineffective/effective (1)
relationships	2018	2017	2016	effective/ineffective	2018	2017	2016

Cash flow hedges
				Net sales		$1	$4
Interest rate hedge	$16			Cost of sales	$13	(12)	(36)
Foreign exchange contracts	(5)	$38	$(33)	Other (expense) income, net	(1)	(2)	(2)

Total cash flow hedges	$11	$38	$(33)		$12	$(13)	$(34)

		Gain (loss) recognized in income
Undesignated derivatives	Location of gain/(loss) recognized in income	2018	2017	2016
Foreign exchange contracts – balance sheet	Translated earnings contract gain (loss), net	$27	$(11)	$4
Foreign exchange contracts – loans	Translated earnings contract (loss) gain, net	(5)	(5)	(31)
Translated earnings contracts	Translated earnings contract (loss) gain, net	(93)	(121)	(448)

Total undesignated		$(71)	$(137)	$(475)

(1)	There were no material amounts of ineffectiveness for 2018, 2017 and 2016.

14.Fair Value Measurements

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

14.Fair Value Measurements (continued)

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

		Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in millions)	2018	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$103		$103
Non-current assets:
Investments (2)	$16			$16
Other assets (1)	$45		$45
Current liabilities:
Other accrued liabilities (1)	$56		$56
Non-current liabilities:
Other liabilities (1)(3)	$406		$386	$20

(1)Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.

(2)One of the Company’s equity securities was measured using unobservable (Level 3) inputs, in the amount of $16 million.

(3)Other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs, in the amount of $20 million.

		Fair value measurements at reporting date using
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in millions)	2017	(Level 1)	(Level 2)	(Level 3)

Current assets:
Short-term investments
Other current assets (1)	$497		$197	$300
Non-current assets:
Other assets (1)(2)	$68		$68
Current liabilities:
Other accrued liabilities (1)	$44		$42	$2
Non-current liabilities:
Other liabilities (1)(2)	$353		$333	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable quoted prices for similar assets and liabilities.
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

There were no significant financial assets and liabilities measured on a nonrecurring basis during the years ended December 31, 2018 and 2017.

© 2019 Corning Incorporated. All Rights Reserved.

Index

15.Shareholders’ Equity

Common Stock Dividends

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

On February 6, 2019, Corning’s Board of Directors declared an 11.1% increase in the Company’s quarterly common stock dividend, which increased the quarterly dividend from $0.18 to $0.20 per share of common stock, beginning with the dividend paid in the first quarter of 2019.  This increase marks the eighth dividend increase since October 2011.

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 15, 2014, Corning designated a new series of its preferred stock as Fixed Rate Cumulative Convertible Preferred Stock, Series A, par value $100 per share, and issued 1,900 shares of preferred stock at an issue price of $1 million per share, for an aggregate issue price of $1.9 billion, to Samsung Display with the acquisition of its equity interest in Samsung Corning Precision Materials. Corning also issued to Samsung Display an additional amount of preferred stock at closing, for an aggregate issue price of $400 million in cash.

Dividends on the preferred stock are cumulative and accrue at the annual rate of 4.25% on the per share issue price of $1 million. The dividends are payable quarterly as and when declared by the Company’s Board of Directors. The preferred stock ranks senior to our common stock with respect to payment of dividends and rights upon liquidation. The preferred stock is not redeemable except in the case of a certain deemed liquidation event, the occurrence of which is under the control of the Company. The preferred stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of preferred stock, subject to certain anti-dilution provisions. As of December 31, 2018, the preferred stock has not been converted, and none of the anti-dilution provisions have been triggered. Following the seventh anniversary of the closing of the acquisition of Samsung Corning Precision Materials, the preferred stock will be convertible, in whole or in part, at the option of the holder. The Company has the right, at its option, to cause some or all the shares of preferred stock to be converted into common stock, if, for 25 trading days (whether or not consecutive) within any period of 40 consecutive trading days, the closing price of common stock exceeds $35 per share. If the right becomes exercisable before the seventh anniversary of the closing, the Company must first obtain the written approval of the holders of a majority of the preferred stock before exercising its conversion right. The preferred stock does not have any voting rights except as may be required by law.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

15.Shareholders’ Equity (continued)

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

2018 Share Repurchases

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”).  During the year ended December 31, 2018, the Company repurchased 74.8 million shares of common stock on the open market for approximately $2.2 billion, respectively, as part of its 2016 and 2018 Repurchase Programs.

The following table presents changes in capital stock for the period from January 1, 2016 to December 31, 2018 (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost
Balance at December 31, 2015	1,681	$840	(551)	$(9,725)

Shares issued to benefit plans and for option exercises	10	6		(2)
Shares purchased for treasury			(214)	(4,409)
Other, net				(16)
Balance at December 31, 2016	1,691	$846	(765)	$(14,152)

Shares issued to benefit plans and for option exercises	17	8		(2)
Shares purchased for treasury			(84)	(2,462)
Other, net			(1)	(17)
Balance at December 31, 2017	1,708	$854	(850)	$(16,633)

Shares issued to benefit plans and for option exercises	5	3
Shares purchased for treasury			(75)	(2,230)
Other, net				(7)
Balance at December 31, 2018	1,713	$857	(925)	$(18,870)

© 2019 Corning Incorporated. All Rights Reserved.

Index

15.Shareholders’ Equity (continued)

Accumulated Other Comprehensive Loss

A summary of changes in the components of accumulated other comprehensive loss, including our proportionate share of equity method investee’s accumulated other comprehensive loss, is as follows (in millions) (1):

	Foreign currency translation adjustments and other	Unamortized actuarial gains (losses) and prior service (costs) credits	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on designated hedges	Accumulated other comprehensive loss

Balance at December 31, 2015	$(1,171)	$(588)	$(14)	$(38)	$(1,811)

Other comprehensive income before reclassifications (4)	$(89)	$(63)	$(2)	$(21)	$(175)
Amounts reclassified from accumulated other comprehensive income (loss) (2)		40		22	62
Equity method affiliates (3)(7)	(15)	264	(1)		248
Net current-period other comprehensive (loss) income	(104)	241	(3)	1	135
Balance at December 31, 2016	$(1,275)	$(347)	$(17)	$(37)	$(1,676)

Other comprehensive income before reclassifications (5)	$711	$13		$33	$757
Amounts reclassified from accumulated other comprehensive income (loss) (2)		17	$14	11	42
Equity method affiliates (3)	35				35
Net current-period other comprehensive income	746	30	14	44	834
Balance at December 31, 2017	$(529)	$(317)	$(3)	$7	$(842)

Other comprehensive income before reclassifications (6)	$(180)	$(84)	$(1)	$9	$(256)
Amounts reclassified from accumulated other comprehensive income (loss) (2)		103		(10)	93
Equity method affiliates (3)	(5)				(5)
Net current-period other comprehensive (loss) income	(185)	19	(1)	(1)	(168)
Balance at December 31, 2018	$(714)	$(298)	$(4)	$6	$(1,010)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive income.
(2)	Tax effects of reclassifications are disclosed separately in this Note 15.
(3)	Tax effects related to equity method affiliates are not significant in the reported periods except for the tax expense of $20 million related to the pension component in 2016.
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

(6)

Amounts are net of total tax benefit of $64 million, including $34 million related to the foreign currency translation adjustments, $33 million related to the retirement plans component and $(3) million related to the hedges component.

(7)

Most of the changes in equity method affiliate accumulated other comprehensive income components in 2016 relate to disposal transactions with amounts reclassified to the income statement.

© 2019 Corning Incorporated. All Rights Reserved.

Index

15.Shareholders’ Equity (continued)

(In millions)

Reclassifications Out of Accumulated Other Comprehensive Income (AOCI) by Component (1)
	Amount reclassified from AOCI			Affected line item
	Years ended December 31,			in the consolidated
Details about AOCI Components	2018	2017	2016	statements of income (loss)

Amortization of net actuarial loss	$(138)	$(20)	$(62)	(2)
Amortization of prior service cost	(6)	(2)	(1)	(2)
	(144)	(22)	(63)	Total before tax
	41	5	23	Tax benefit
	$(103)	$(17)	$(40)	Net of tax

Realized losses on investments		$(3)		Other expense, net
		(11)		Tax expense
		$(14)		Net of tax

Realized gains (losses) on designated hedges		$1	$4	Sales
	$13	(12)	(36)	Cost of sales
	(1)	(2)	(2)	Other expense, net
	12	(13)	(34)	Total before tax
	(2)	2	12	Tax (expense) benefit
	$10	$(11)	$(22)	Net of tax

Total reclassifications for the period	$(93)	$(42)	$(62)	Net of tax

(1)	Amounts in parentheses indicate debits to the statement of income.
(2)

These accumulated other comprehensive income components are included in net periodic pension cost.  See Note 11 (Employee Retirement Plans) to the Consolidated Financial Statements for additional details.

© 2019 Corning Incorporated. All Rights Reserved.

Index

16.Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.

The reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share from operations follows (in millions, except per share amounts):

	Years ended December 31,
	2018	2017	2016
Net income (loss) attributable to Corning Incorporated	$1,066	$(497)	$3,695
Less: Series A convertible preferred stock dividend	98	98	98
Net income (loss) available to common stockholders - basic	968	(595)	3,597
Plus: Series A convertible preferred stock dividend	98		98
Net income (loss) available to common stockholders - diluted	$1,066	$(595)	$3,695

Weighted-average common shares outstanding - basic	816	895	1,020
Effect of dilutive securities:
Stock options and other dilutive securities	10		9
Series A convertible preferred stock (1)	115		115
Weighted-average common shares outstanding - diluted	941	895	1,144
Basic earnings (loss) per common share	$1.19	$(0.66)	$3.53
Diluted earnings (loss) per common share	$1.13	$(0.66)	$3.23

Anti-dilutive potential shares excluded from diluted earnings (loss) per common share:
Series A convertible preferred stock dividend (1)		115
Employee stock options and awards	2	13	15
Accelerated share repurchase forward contract
Total	2	128	15

(1)	For the year ended December 31, 2017, the Series A preferred stock was anti-dilutive and therefore excluded from the calculation of diluted earnings (loss) per share.

17.Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high performance display panels.
•	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents to provide workflow solutions for scientific applications.

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies, auto glass and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

© 2019 Corning Incorporated. All Rights Reserved.

Index

17.Reportable Segments (continued)

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

17.Reportable Segments (continued)

The following provides historical segment information as described above:

Segment Information (in millions)

	Display Technologies	Optical Communications	Specialty Materials	Environmental Technologies	Life Sciences	All Other	Total

For the year ended December 31, 2018
Segment net sales	$3,276	$4,192	$1,479	$1,289	$946	$216	$11,398
Depreciation (1)	$585	$218	$136	$119	$50	$38	$1,146
Research, development and engineering expenses (2)	$106	$212	$163	$118	$20	$231	$850
Income tax (provision) benefit	$(221)	$(163)	$(83)	$(55)	$(31)	$76	$(477)
Net income (loss) (3)	$835	$592	$313	$208	$117	$(281)	$1,784
Investment in affiliated companies, at equity	$131	$3	$6		$1	$171	$312
Segment assets (4)	$8,794	$3,042	$2,176	$1,633	$585	$1,018	$17,248
Capital expenditures	$755	$417	$242	$273	$55	$329	$2,071

For the year ended December 31, 2017
Segment net sales	$3,137	$3,545	$1,403	$1,106	$879	$188	$10,258
Depreciation (1)	$534	$193	$129	$124	$52	$45	$1,077
Research, development and engineering expenses (2)	$88	$174	$152	$113	$22	$211	$760
Income tax (provision) benefit	$(234)	$(129)	$(79)	$(44)	$(25)	$69	$(442)
Net income (loss) (3)	$888	$469	$301	$165	$95	$(259)	$1,659
Investment in affiliated companies, at equity	$134	$2	$3			$140	$279
Segment assets (4)	$8,662	$2,599	$2,155	$1,402	$538	$824	$16,180
Capital expenditures	$795	$505	$223	$157	$42	$156	$1,878

For the year ended December 31, 2016
Segment net sales	$3,288	$3,005	$1,124	$1,032	$839	$152	$9,440
Depreciation (1)	$598	$175	$109	$129	$58	$50	$1,119
Research, development and engineering expenses (2)	$45	$147	$126	$102	$24	$191	$635
Income tax (provision) benefit	$(253)	$(96)	$(61)	$(42)	$(24)	$55	$(421)
Net income (loss) (3)	$953	$351	$228	$159	$90	$(220)	$1,561
Investment in affiliated companies, at equity	$41	$(1)		$32		$252	$324
Segment assets (4)	$8,032	$2,010	$1,604	$1,267	$504	$750	$14,167
Capital expenditures	$464	$245	$120	$97	$39	$56	$1,021

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)

Many of Corning’s administrative and staff functions are performed on a centralized basis.  Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function.  Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

(4)	Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation, and associated equity companies and cost investments.

A reconciliation of reportable segments and All Other net sales to consolidated net sales follows (in millions):

	Years ended December 31,
	2018	2017	2016
Net sales of reportable segments and All Other	$11,398	$10,258	$9,440
Impact of foreign currency movements (1)	(108)	(142)	(50)
Net sales	$11,290	$10,116	$9,390

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

© 2019 Corning Incorporated. All Rights Reserved.

Index

17.Reportable Segments (continued)

A reconciliation of reportable segment net income (loss) to consolidated net income follows (in millions):

	Years ended December 31,
	2018	2017	2016
Net income of reportable segments	$2,065	$1,918	$1,781
Net loss of All Other	(281)	(259)	(220)
Unallocated amounts:
Impact of foreign currency movements not included in segment net income (loss)	(157)	(168)	(85)
Loss on foreign currency hedges related to translated earnings	(78)	(121)	(448)
Translation loss on Japanese yen-denominated debt	(18)	(14)
Litigation, regulatory and other legal matters	(124)	12	(153)
Research, development, and engineering expense	(134)	(106)	(107)
Equity in earnings of affiliated companies (1)	390	352	288
Amortization of intangibles	(93)	(75)	(64)
Interest expense, net	(149)	(110)	(127)
Pension mark to market	(145)	(22)	(67)
Gain on realignment of equity investment			2,676
Income tax benefit (provision)	42	(1,709)	424
Other corporate items	(252)	(195)	(203)
Net income (loss)	$1,066	$(497)	$3,695

(1)Primarily represents the equity earnings of HSG in 2018 and 2017, and Dow Corning in 2016.

A reconciliation of reportable segment assets to consolidated total assets follows (in millions):

	December 31,
	2018	2017	2016
Total assets of reportable segments	$16,230	$15,356	$13,417
Non-reportable segments	1,018	824	750
Unallocated amounts:
Current assets (1)	3,065	5,315	6,070
Investments (2)	64	61	12
Property, plant and equipment, net (3)	1,928	1,628	1,681
Other non-current assets (4)	5,200	4,310	5,969
Total assets	$27,505	$27,494	$27,899

(1)	Includes current corporate assets, primarily cash, short-term investments, current portion of long-term derivative assets and deferred taxes.
(2)	Primarily represents corporate equity and cost basis investments. Asset balance does not include equity method affiliate liability balance of $105 and $241 for HSG in 2017 and 2016, respectively.
(3)	Represents corporate property not specifically identifiable to an operating segment.
(4)	Includes non-current corporate assets, pension assets, long-term derivative assets and deferred taxes.

© 2019 Corning Incorporated. All Rights Reserved.

Index

17.Reportable Segments (continued)

Selected financial information concerning the Company’s product lines and reportable segments follow (in millions):

	Years Ended December 31,
Revenues from External Customers	2018	2017	2016
Display Technologies	$3,276	$3,137	$3,288

Optical Communications
Carrier network	3,084	2,720	2,274
Enterprise network	1,108	825	731

Total Optical Communications	4,192	3,545	3,005

Specialty Materials
Corning Gorilla Glass	1,069	1,044	807
Advanced optics and other specialty glass	410	359	317

Total Specialty Materials	1,479	1,403	1,124

Environmental Technologies
Automotive and other	719	627	585
Diesel	570	479	447

Total Environmental Technologies	1,289	1,106	1,032

Life Sciences
Labware	536	524	512
Cell culture products	410	355	327

Total Life Science	946	879	839

All Other	216	188	152
	$11,398	$10,258	$9,440

© 2019 Corning Incorporated. All Rights Reserved.

Index

17.Reportable Segments (continued)

Information concerning principal geographic areas was as follows (in millions):

	2018		2017		2016
	Net sales (2)	Long-lived assets (1)	Net sales (2)	Long-lived assets (1)	Net sales (2)	Long-lived assets (1)

North America
United States	$3,569	$7,383	$3,146	$6,605	$2,625	$6,318
Canada	296	127	287	144	282	142
Mexico	53	200	27	174	50	134
Total North America	3,918	7,710	3,460	6,923	2,957	6,594

Asia Pacific
Japan	415	1,148	476	1,119	455	1,008
Taiwan	921	2,326	900	2,357	857	2,347
China	2,716	2,811	2,247	2,125	2,092	1,524
Korea	1,259	3,736	1,337	3,869	1,464	3,413
Other	436	85	378	71	363	167
Total Asia Pacific	5,747	10,106	5,338	9,541	5,231	8,459

Europe
Germany	451	508	426	236	363	154
Other	905	1,155	701	1,108	617	1,125
Total Europe	1,356	1,663	1,127	1,344	980	1,279

All Other	377	40	333	46	272	44
Total	$11,398	$19,519	$10,258	$17,854	$9,440	$16,376

(1)	Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.
(2)	Net sales are attributed to countries based on location of customer.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Corning Incorporated and Subsidiary Companies

Schedule II – Valuation and Qualifying Accounts

(in millions)

Year ended December 31, 2018	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$60	$4		$64
Deferred tax valuation allowance	$456	$17	$156	$317

Year ended December 31, 2017	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$59	$1		$60
Deferred tax valuation allowance	$270	$241	$55	$456
Reserves for accrued costs of business restructuring	$5		$5

Year ended December 31, 2016	Balance at beginning of period	Additions	Net deductions and other	Balance at end of period

Doubtful accounts and allowances	$48	$11		$59
Deferred tax valuation allowance	$238	$55	$23	$270
Reserves for accrued costs of business restructuring	$3	$15	$13	$5

© 2019 Corning Incorporated. All Rights Reserved.

Index

Quarterly Operating Results

(unaudited)

(In millions, except per share amounts)

2018	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,500	$2,747	$3,008	$3,035	$11,290
Gross margin	$955	$1,072	$1,232	$1,202	$4,461
Equity in earnings of affiliated companies	$39	$31	$32	$288	$390
Provision for income taxes	$(124)	$(126)	$(133)	$(54)	$(437)
Net (loss) income attributable to Corning Incorporated	$(589)	$738	$625	$292	$1,066

Basic (loss) earnings per common share	$(0.72)	$0.87	$0.75	$0.27	$1.19
Diluted (loss) earnings per common share	$(0.72)	$0.78	$0.67	$0.26	$1.13

2017	First quarter	Second quarter	Third quarter	Fourth quarter	Total year

Net sales	$2,375	$2,497	$2,607	$2,637	$10,116
Gross margin	$951	$987	$1,050	$1,032	$4,020
Equity in earnings of affiliated companies	$80	$37	$31	$213	$361
Benefit (provision) for income taxes (1)	$66	$(153)	$(89)	$(1,978)	$(2,154)
Net income (loss) attributable to Corning Incorporated	$86	$439	$390	$(1,412)	$(497)

Basic earnings (loss) per common share	$0.07	$0.46	$0.41	$(1.66)	$(0.66)
Diluted earnings (loss) per common share	$0.07	$0.42	$0.39	$(1.66)	$(0.66)

(1)

In December 2017, the U.S. enacted the 2017 Tax Act which resulted in significant changes to our provision for income taxes during the fourth quarter of 2017.  Refer to Note 4 (Income Taxes) to the Consolidated Financial Statements for additional information.

© 2019 Corning Incorporated. All Rights Reserved.