Form 10-Q
period 2019-03-31
CORNING INC /NY
filed 2019-05-03
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GLW	New York Stock Exchange (NYSE)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2019
Corning’s Common Stock, $0.50 par value per share	784,754,231 shares

© 2019 Corning Incorporated. All Rights Reserved.

Index

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$2,812	$2,500
Cost of sales	1,713	1,545

Gross margin	1,099	955

Operating expenses:
Selling, general and administrative expenses	401	501
Research, development and engineering expenses	249	241
Amortization of purchased intangibles	29	19

Operating income	420	194

Equity in earnings of affiliated companies	25	39
Interest income	7	13
Interest expense	(52)	(52)
Translated earnings contract gain (loss), net (Note 10)	184	(622)
Other expense, net	(9)	(37)

Income (loss) before income taxes	575	(465)
Provision for income taxes (Note 5)	(76)	(124)

Net income (loss) attributable to Corning Incorporated	$499	$(589)

Earnings (loss) per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.61	$(0.72)
Diluted (Note 6)	$0.55	$(0.72)

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2019	2018

Net income (loss) attributable to Corning Incorporated	$499	$(589)

Foreign currency translation adjustments and other (Note 12)	(110)	264
Net unrealized gains on investments	1
Unamortized (losses) gains and prior service credits for postretirement benefit plans (Note 12)	(52)	1
Net unrealized gains on designated hedges	5
Other comprehensive (loss) income, net of tax	(156)	265

Comprehensive income (loss) attributable to Corning Incorporated	$343	$(324)

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$1,456	$2,355
Trade accounts receivable, net of doubtful accounts and allowances - $69 and $64	1,974	1,940
Inventories, net of inventory reserves - $182 and $182 (Note 7)	2,190	2,037
Other current assets	729	702
Total current assets	6,349	7,034

Investments	346	376
Property, plant and equipment, net of accumulated depreciation - $12,136 and $11,932	14,878	14,895
Goodwill, net	1,930	1,936
Other intangible assets, net	1,265	1,292
Deferred income taxes (Note 5)	1,051	951
Other assets	1,502	1,021

Total Assets	$27,321	$27,505

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$7	$4
Accounts payable	1,278	1,456
Other accrued liabilities (Note 3 and Note 9)	1,774	1,851
Total current liabilities	3,059	3,311

Long-term debt	6,018	5,994
Postretirement benefits other than pensions (Note 8)	659	662
Other liabilities (Note 3 and Note 9)	3,879	3,652
Total liabilities	13,615	13,619

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 12):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,715 million and 1,713 million	857	857
Additional paid-in capital – common stock	14,243	14,212
Retained earnings	16,489	16,303
Treasury stock, at cost; Shares held: 933 million and 925 million	(19,116)	(18,870)
Accumulated other comprehensive loss	(1,166)	(1,010)
Total Corning Incorporated shareholders’ equity	13,607	13,792
Noncontrolling interests	99	94
Total equity	13,706	13,886

Total Liabilities and Equity	$27,321	$27,505

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$499	$(589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	306	304
Amortization of purchased intangibles	29	19
Equity in earnings of affiliated companies	(25)	(39)
Deferred tax (benefit) provision	(40)	16
Incentives and customer deposits	2	276
Translated earnings contract (gain) loss	(184)	622
Unrealized translation losses (gains) on transactions	8	(63)
Changes in certain working capital items:
Trade accounts receivable	(36)	94
Inventories	(159)	(98)
Other current assets	(97)	(92)
Accounts payable and other current liabilities	(299)	(162)
Other, net	(33)	32
Net cash (used in) provided by operating activities	(29)	320

Cash Flows from Investing Activities:
Capital expenditures	(524)	(655)
Realized gains on translated earnings contracts	20	13
Other, net	21	(2)
Net cash used in investing activities	(483)	(644)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	23	21
Repurchases of common stock for treasury	(257)	(800)
Dividends paid	(181)	(177)
Other, net	22	(3)
Net cash used in financing activities	(393)	(959)
Effect of exchange rates on cash	6	62
Net decrease in cash and cash equivalents	(899)	(1,221)
Cash and cash equivalents at beginning of period	2,355	4,317
Cash and cash equivalents at end of period	$1,456	$3,096

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, January 1, 2019	$2,300	$857	$14,212	$16,303	$(18,870)	$(1,010)	$13,792	$94	$13,886
Net income				499			499	6	505
Other comprehensive loss						(156)	(156)		(156)
Purchase of common stock for treasury					(244)		(244)		(244)
Shares issued to benefit plans and for option exercises			31				31		31
Common Dividends ($.20 per share)				(158)			(158)		(158)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net (1)				(131)	(2)		(133)	(1)	(134)
Balance, March 31, 2019	$2,300	$857	$14,243	$16,489	$(19,116)	$(1,166)	$13,607	$99	$13,706

(1)

Adjustments to beginning retained earnings include the impact of an accounting change recorded upon adoption of the new standard for reclassification of stranded tax effects in accumulated other comprehensive income (“AOCI”) in the amount of $53 million and a net reduction of $186 million from an equity affiliate’s adoption of the new revenue standard.

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, January 1, 2018	$2,300	$854	$14,089	$15,930	$(16,633)	$(842)	$15,698	$72	$15,770
Net (loss) income				(589)			(589)	3	(586)
Other comprehensive income						265	265		265
Purchase of common stock for treasury					(814)		(814)		(814)
Shares issued to benefit plans and for option exercises			30				30		30
Common Dividends ($.18 per share)				(153)			(153)		(153)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				2	(2)
Balance, March 31, 2018	$2,300	$854	$14,119	$15,166	$(17,449)	$(577)	$14,413	$75	$14,488

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

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

Leases

Corning leases certain real estate, vehicles, and equipment from third parties. On January 1, 2019 we adopted the new leasing standard.  Corning classifies leases as either financing or operating.  Operating leases are included in other assets with the corresponding liability in other accrued liabilities and other liabilities on our consolidated balance sheets.  Finance leases are included in property, plant and equipment with the corresponding liability in the current portion and long-term debt line items on our consolidated balance sheets.  Leases where we are the lessor are not significant.

Lease expense is recognized on a straight-line basis over the lease term for operating leases.  Financing leases are recognized on the effective interest method for interest expense and straight-line method for asset amortization.  Renewals and terminations are included in the calculation of the Right of Use (“ROU”) asset and lease liability when considered to be reasonably certain to be exercised.  When the implicit rate is unknown, we use our incremental borrowing rate based on commencement date in determining the present value of lease payments.

Our leases do not include residual value guarantees.  We are not the primary beneficiary in or have other forms of variable interests with the lessor of the leased assets.  The impact to the balance sheet for operating leases is a gross-up for the addition of ROU assets and liabilities relating to the operating leases in the amount of $449 million at adoption.  The impact to the balance sheet for financing leases was not material.

Corning has elected the following practical expedients and accounting policy elections to apply the new lease accounting standard at its effective date as of January 1, 2019:

•	Leases of less than 12 months in duration to be recorded as expense only;
•	Account for lease and non-lease components of a contract as a single lease component; and
•	Comparative reporting of prior periods under ASC 840 not restated due to modified retrospective implementation.

At adoption, Corning recorded a nominal cumulative-effect adjustment to beginning retained earnings.

Refer to Note 4 (Leases) to the consolidated financial statements for additional information.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Revenue

One of Corning’s equity affiliates adopted the new revenue standard on January 1, 2019.  The impact of adopting the new standard to Corning’s financial statements was a net reduction of $186 million to 2019 beginning retained earnings.  Timing of revenue recognition for certain open performance obligations as measured at January 1, 2019 under the new standard was approximately $239 million with offsetting deferred tax impacts of $53 million.

Income Taxes

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. We have adopted this new standard effective January 1, 2019. The impact of the new standard resulted in a reclassification of $53 million from accumulated other comprehensive income to beginning retained earnings.

Other Accounting Standards

No other accounting standards newly issued or adopted as of January 1, 2019, had a material impact on Corning’s financial statements or disclosures.

2.   Revenue

Revenue Disaggregation Table

The following table shows revenues by major product categories, similar to our reportable segment disclosure.  Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing and uncertainty around revenue recognition and cash flows are substantially similar.  The commercial markets and selling channels are also similar.  Except for an inconsequential amount of  revenue for Telecommunications products, our product category revenues are recognized at point in time when control transfers to the customer.

Revenues by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Display products	$795	$732

Telecommunication products	1,064	886

Specialty glass products	309	278

Environmental substrate and filter products	351	322

Life science products	239	232

All Other	54	50
	$2,812	$2,500

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Customer Deposits

As of March 31, 2019 and December 31, 2018, Corning had customer deposits of approximately $1.0 billion.  The majority of these represent non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to ten years.  As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass.  In the three months ended March 31, 2019 and 2018, no credit memoranda were issued.  As of March 31, 2019 and December 31, 2018, $907 million and $922 million were recorded as other long-term liabilities, respectively.  The remaining $84 million and $54 million, respectively, were classified as other current liabilities.

3.   Commitments, Contingencies and Guarantees

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized below.  In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”).  PCC filed for Chapter 11 reorganization in 2000, and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016.  At December 31, 2016, the Company’s liability under the Plan was $290 million, which is required to be paid through a series of fixed payments beginning in the second quarter of 2017.  At March 31, 2019, the total amount of payments due in years 2019 through 2023 is $185 million, of which $50 million is due in the second quarter of 2019 and is classified as a current liability.  The remaining $135 million is classified as a non-current liability.

Non-PCC Asbestos Claims

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan.  The stay was lifted on August 25, 2016.  At December 31, 2018 and March 31, 2019, the amount of the reserve for these non-PCC asbestos claims was estimated to be $146 million.  The reserve balance as of March 31, 2019 represents the undiscounted projection of claims and related legal fees for the estimated life of the litigation.

Dow Corning Chapter 11 Related Matters

Until June 1, 2016, Corning and The Dow Chemical Company (“Dow”) each owned 50% of the common stock of Dow Corning Corporation (“Dow Corning”).  On May 31, 2016, Corning and Dow realigned their ownership interest in Dow Corning.  With the realignment, Corning retained its indirect ownership interest in the Hemlock Semiconductor Group (“HSG”) and formed a new entity which had been capitalized by Dow Corning with $4.8 billion.  Following the realignment, Corning no longer owned any interest in Dow Corning.  With the realignment, Corning agreed to indemnify Dow Corning for 50% of Dow Corning’s non-ordinary course, pre-closing liabilities to the extent such liabilities exceed the amounts reserved for them by Dow Corning as of May 31, 2016, including two legacy Dow Corning matters: the Dow Corning Breast Implant Litigation, and the Dow Corning Bankruptcy Pendency Interest Claims.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims.  Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust.  As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million.  In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability.  At March 31, 2019, Dow Corning had recorded a reserve for breast implant litigation of $263 million.

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by commercial creditors who claim additional compounded interest at default and state statutory judgment rates as well as attorneys’ fees and other enforcement costs, during the period from May 1995 through June 2004.  As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million.  In the event Dow Corning’s liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits.  As of March 31, 2019, Dow Corning had recorded a reserve for these claims of $83 million.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2019 and December 31, 2018, Corning had accrued approximately $28 million and $30 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4.   Leases

We have operating and finance leases for real estate, vehicles, and equipment.

We incurred lease expense in the amount of $42 million for the three months ended March 31, 2019.  Operating and Financing lease costs were $37 million and $5 million, respectively.  Short-term rental expense, for agreements less than one year in duration, is immaterial.  Financing lease cost was comprised of expenses for Depreciation of right-of-use assets and Interest on lease liabilities in the amounts of $2 million and $3 million, respectively.

Cash paid for amounts included in the measurement of lease liabilities totaled $29 million for the three months ended March 31, 2019.  Operating cash flows from operating and financing leases were $26 million and $3 million, respectively.  Financing cash flows from finance leases were nominal.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

As of March 31, 2019
Operating Leases
Operating lease right-of-use assets, net (1)	$470

Other current liabilities	$54
Operating lease liabilities (2)	421
Total operating lease liabilities	$475

Finance Leases
Property and equipment, at cost	$171
Accumulated depreciation	(49)
Property and equipment, net	$122

Current portion of long-term debt	$5
Long-term debt	174
Total finance lease liabilities	$179

(1)	Included in other assets.
(2)	Included in other liabilities.

The weighted average remaining lease terms for operating and financing leases are 11.9 years and 6.4 years, respectively.  The weighted average discount rates for operating and financing leases are 3.9% and 6.0%, respectively.

As of March 31, 2019, maturities of lease liabilities under the new lease standard are as follows (in millions):

	2019	2020	2021	2022	2023	After 2023	Gross Total	Imputed Discount	Total

Operating Leases	$69	$86	$70	$62	$55	$352	$694	$(219)	$475
Financing Leases	10	13	13	14	131	52	233	(54)	179

As of December 31, 2018, maturities of lease liabilities under the previous lease standard were as follows (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Capital leases and financing obligations	$393	$4	$11	$132	$246
Imputed interest on capital leases and financing obligations	205	20	38	37	110
Minimum rental commitments	581	82	133	111	255

As of March 31, 2019, we have additional operating leases, primarily for new production facilities and equipment, that have not yet commenced of approximately $450 million on an undiscounted basis.  These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 10 years to 25 years.

5.   Income Taxes

Our provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018

Provision for income taxes	$(76)	$(124)
Effective tax rate	13.2%	26.7%

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the three months ended March 31, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Rate differences on income (loss) of consolidated foreign companies offset by;
•	Expected benefits related to foreign derived intangible income (“FDII”); and
•	The release of foreign valuation allowances on deferred tax assets that are now considered realizable from the restructuring of certain Israeli operations.

For the three months ended March 31, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audit for the years 2013 and 2014; and
•

A reduction in the tax benefit from domestic losses attributable to foreign exchange and losses on translated earnings contracts due to the anticipated impacts of the base erosion and anti-deferral tax (“BEAT”).

6.   Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) attributable to Corning Incorporated	$499	$(589)
Less: Series A convertible preferred stock dividend	24	24
Net income (loss) available to common stockholders – basic	475	(613)
Plus: Series A convertible preferred stock dividend	24
Net income (loss) available to common stockholders – diluted	$499	$(613)

Weighted-average common shares outstanding – basic	784	848
Effect of dilutive securities:
Employee stock options and other dilutive securities	9
Series A convertible preferred stock	115
Weighted-average common shares outstanding – diluted	908	848
Basic earnings (loss) per common share	$0.61	$(0.72)
Diluted earnings (loss) per common share	$0.55	$(0.72)

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock (1)		115
Employee stock options and awards		11
Total		126

(1)	For the quarter ended March 31, 2018 the Series A preferred stock was anti-dilutive and therefore excluded from the calculation of diluted loss per share.

7.   Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	March 31,	December 31,
	2019	2018
Finished goods	$959	$854
Work in process	416	386
Raw materials and accessories	410	409
Supplies and packing materials	405	388
Total inventories, net of inventory reserves	$2,190	$2,037

© 2019 Corning Incorporated. All Rights Reserved.

Index

8.  Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2019	2018	2019	2018

Service cost	$25	$25	$2	$3
Interest cost	37	32	7	6
Expected return on plan assets	(43)	(47)
Amortization of prior service cost (credit)	2	2	(2)	(1)
Total pension and postretirement benefit expense	$21	$12	$7	$8

The components of net period benefit cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income.

9.  Other Liabilities

Other liabilities follow (in millions):

	March 31,	December 31,
	2019	2018
Current liabilities:
Wages and employee benefits	$405	$642
Income taxes	237	169
Derivative instruments	43	56
Asbestos and other litigation (Note 3)	112	113
Other current liabilities	977	871
Other accrued liabilities	$1,774	$1,851

Non-current liabilities:
Defined benefit pension plan liabilities	$843	$831
Derivative instruments	237	386
Asbestos and other litigation (Note 3)	278	279
Investment in Hemlock Semiconductor Group ("HSG") (1)	172
Customer deposits (Note 2)	907	922
Deferred tax liabilities	331	347
Other non-current liabilities	1,111	887
Other liabilities	$3,879	$3,652

(1)

The negative carrying value resulted from a one-time charge of $239 million to this entity in 2019 due to the adoption of the new revenue standard.  This charge was offset by deferred tax impacts of $53 million.  The charge relates to timing of revenue recognition for open performance obligations as measured at January 1, 2019.  Most of these performance obligations are expected to be recognized within the next twelve months.

© 2019 Corning Incorporated. All Rights Reserved.

Index

10.  Hedging Activities

Undesignated Hedges

The table below includes a total gross notional value for translated earnings contracts of $12.6 billion and $13.6 billion at March 31, 2019 and December 31, 2018, respectively.  These include gross notional value for average rate forwards of $10.1 billion and $11.0 billion, zero-cost collars and purchased put or call options of $2.5 billion and $2.6 billion at March 31, 2019 and December 31, 2018, respectively.  The majority of the average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2019-2022 and with gross notional values of $8.5 billion and $9.1 billion at March 31, 2019 and December 31, 2018, respectively.  The average rate forward contracts also partially hedge the impacts of the South Korean won, Chinese yuan, euro and British pound translation on the Company’s projected net income.  With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options.  However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2019 and December 31, 2018 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,
	2019	2018	location	2019	2018	location	2019	2018

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$336	$391	Other current assets	$7	$4	Other accrued liabilities		$(2)
			Other assets	5	2

Derivatives not designated as hedging instruments

Foreign exchange contracts, other	937	900	Other current assets	2	5	Other accrued liabilities	$(1)	(7)

Translated earnings contracts	12,640	13,620	Other current assets	116	94	Other accrued liabilities	(42)	(47)
			Other assets	38	43	Other liabilities	(237)	(386)

Total derivatives	$13,913	$14,911		$168	$148		$(280)	$(442)

(1)	Cash flow hedges with a typical duration of 24 months or less.

The effect of cash flow hedges on Corning’s consolidated statements of income (loss) and other comprehensive income (loss) is not material for the three months ended March 31, 2019 and 2018.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect on the consolidated financial statements relating to Corning’s undesignated derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended
	Location of gain/(loss)	March 31,
Undesignated derivatives	recognized in income	2019	2018

Foreign exchange contracts – balance sheet and loans	Other expense, net	$(2)	$(19)
Foreign currency hedges related to translated earnings (1)	Translated earnings contract gain (loss), net	184	(622)

Total undesignated		$182	$(641)

(1)  The impact to income was primarily driven by yen-denominated hedges of translated earnings.

11.  Fair Value Measurements

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$124		$124
Non-current assets:
Other assets (1)	$43		$43

Current liabilities:
Other accrued liabilities (1)	$43		$43
Non-current liabilities:
Other liabilities (1)(2)	$257		$237	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)	Other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs, in the amount of $20 million.

© 2019 Corning Incorporated. All Rights Reserved.

Index

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$103		$103
Non-current assets:
Investments (2)	$16			$16
Other assets (1)	$45		$45

Current liabilities:
Other accrued liabilities (1)	$56		$56
Non-current liabilities:
Other liabilities (1)(3)	$406		$386	$20

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)	One of the Company’s equity securities was measured using unobservable (Level 3) inputs, in the amount of $16 million.
(3)	Other liabilities include contingent consideration that was measured using unobservable (Level 3) inputs, in the amount of $20 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

12.  Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A.  The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions.  As of March 31, 2019, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”).

In the three months ended March 31, 2019, the Company repurchased 7.8 million shares of common stock on the open market for approximately $244 million as part of its 2018 Repurchase Program.

In the three months ended March 31, 2018, the Company repurchased 27.1 million shares of common stock on the open market for approximately $814 million as part of its 2016 Repurchase Program.

Accumulated Other Comprehensive Loss

In the three months ended March 31, 2019 and 2018, the change in accumulated other comprehensive loss was related to the foreign currency translation adjustment and unamortized actuarial gains (losses) components.

© 2019 Corning Incorporated. All Rights Reserved.

Index

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended
	March 31,
	2019	2018
Beginning balance	$(714)	$(529)
Other comprehensive (loss) income (2)	(98)	260
Equity method affiliates (3)	(12)	4
Net current-period other comprehensive (loss) income	(110)	264
Ending balance	$(824)	$(265)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)	For the three months ended March 31, 2019 and 2018, amounts are net of total tax benefit of $13 million and tax expense of $10 million, respectively.

(3)Tax effects are not significant.

A summary of changes in the unamortized actuarial gains (losses) component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended
	March 31,
	2019	2018
Beginning balance	$(298)	$(317)
Amounts reclassified from accumulated other comprehensive (loss) income (2)	(52)	1
Net current-period other comprehensive (loss) income	(52)	1
Ending balance	$(350)	$(316)

(1)

All amounts are after tax.  Amounts in parentheses indicate debits to accumulated other comprehensive loss.  For the three months ended March 31, 2019, the amount consisted of $52 million in tax loss due to reclass of stranded tax effects.  Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements for additional information.

(2)	For the three months ended March 31, 2018, tax amounts are not significant.

13.  Reportable Segments

Our reportable segments are as follows:

•	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high-performance display panels.
•	Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.
•	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
•	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
•	Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

We prepared the financial results for our reportable segments on a basis consistent with our internal disaggregation of financial information to assist the CODM in making internal operating decisions.  The impact of changes in the Japanese yen, Korean won, Chinese yuan and new Taiwan dollar are excluded from segment sales and segment net income for the Display Technologies and Specialty Materials segments.  The impact of changes in the euro, Chinese yuan and Japanese yen are excluded from segment sales and segment net income for our Environmental Technologies and Life Sciences segments.  In January 2019, we began presenting results of the Environmental Technologies and Life Sciences segments on a constant currency basis to mitigate the translation impact on these segments’ sales and net income.  We have not recast prior periods as the impact of fluctuations in these currencies were not material as compared to prior periods.  Certain income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income.  These include items that are not used by our chief operating decision maker (“CODM”) in evaluating the results of or in allocating resources to our segments and include the following items:  the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment and other charges; adjustments relating to acquisitions; and other non-recurring non-operational items.  Although we exclude these amounts from segment results, they are included in reported consolidated results.

We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information.  Segment net income may not be consistent with measures used by other companies.

Reportable Segments (in millions)

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2019
Segment net sales	$818	$1,064	$309	$362	$243	$54	$2,850
Depreciation (1)	$152	$59	$37	$31	$13	$11	$303
Research, development and engineering expenses (2)	$26	$56	$41	$30	$5	$55	$213
Income tax (provision) benefit (3)	$(55)	$(39)	$(13)	$(15)	$(8)	$19	$(111)
Segment net income (loss) (4)	$208	$142	$49	$55	$31	$(72)	$413

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2018
Segment net sales	$745	$886	$278	$322	$232	$50	$2,513
Depreciation (1)	$144	$52	$33	$29	$14	$11	$283
Research, development and engineering expenses (2)	$23	$49	$39	$29	$5	$57	$202
Income tax (provision) benefit (3)	$(49)	$(30)	$(12)	$(14)	$(7)	$20	$(92)
Segment net income (loss) (4)	$185	$109	$46	$52	$27	$(74)	$345

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax provision (benefit) reflects a tax rate of 21%.
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

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended
	March 31,
	2019	2018
Net sales of reportable segments and All Other	$2,850	$2,513
Impact of foreign currency movements (1)	(38)	(13)
Net sales	$2,812	$2,500

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies and Environmental Technologies segments.

© 2019 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment net income to consolidated net income (loss) follows (in millions):

	Three months ended
	March 31,
	2019	2018
Net income of reportable segments	$485	$419
Net loss of All Other	(72)	(74)
Unallocated amounts:
Impact of foreign currency movements	(37)	(31)
Gain (loss) on foreign currency hedges related to translated earnings	184	(622)
Litigation, regulatory and other legal matters		(136)
Research, development, and engineering expenses	(36)	(39)
Equity in earnings of affiliated companies (1)	26	(37)
Amortization of intangibles	(29)	(19)
Interest expense, net	(45)	(39)
Income tax benefit (provision)	35	(32)
Other corporate items	(12)	21
Net income (loss)	$499	$(589)

(1)	Primarily represents the equity earnings of HSG.

© 2019 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations.  This interim MD&A should be read in conjunction with the MD&A in our 2018 Form 10-K.  The various sections of this MD&A contain forward-looking statements that involve a number of risks and uncertainties.  Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2018 Form 10-K, and as may be updated in our Forms 10-Q.  Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2019.

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

Summary of results for the three months ended March 31, 2019

Net sales for the three months ended March 31, 2019 were $2.8 billion, compared to $2.5 billion in the same period in 2018.  The increase was led by the Optical Communications segment, which increased $178 million, due to higher sales of carrier network products in North America, an increase in sales of enterprise network products from growth in hyper-scale data centers and sales from our acquisition of 3M’s Communication Markets Division (“CMD”).  Net sales in the Display Technologies segment increased by $73 million for the three months ended March 31, 2019, with volumes exceeding the display glass market’s growth and more than offsetting price declines. The Specialty Materials segment net sales increased by $31 million resulting from strong demand for Gorilla Glass and Advanced Optics products.  Net sales for Environmental Technologies increased $40 million driven primarily by sales growth of gas particulate filters.  Life Sciences sales increased by $11 million.

© 2019 Corning Incorporated. All Rights Reserved.

Index

In the first quarter of 2019, we generated net income of $499 million, or $0.55 per share, compared to a net loss of $589 million, or $(0.72) per share, for the same period in 2018.  The increase in net income of $1.1 billion, was primarily driven by the following items (amounts presented after-tax):

•	An increase of $675 million in translated earnings contract gains;
•

The positive impact of discrete tax and other tax-related items in the amount of $214 million, largely driven by the absence of a $172 million IRS audit settlement recorded in the first quarter of 2018;

•

The absence of a $103 million charge related to legal matters, including a ruling in an intellectual property lawsuit and developments in civil litigation matters recorded in the first quarter of 2018; and

•	Higher segment net income in all our business segments and All Other segment, up $68 million.

Diluted earnings per share increased by $1.27 per share when compared to the first quarter of 2018, driven by the increase in net income described above, coupled with the repurchase of 55.5 million shares of common stock over the last twelve months.

The translation impact of fluctuations in foreign currency exchange rates, related to the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the three months ended March 31, 2019 when compared to the same period in 2018.

2019 Corporate Outlook

We believe 2019 will be another year of strong growth and investment, consistent with our Strategy and Capital Allocation Framework.  In our Display Technologies segment, we expect full year 2019 price declines to improve further to a mid-single digit percentage.  We anticipate Corning’s display glass volume will grow faster than the expected display glass market growth of mid-single digits, driven by television screen size growth and the ramp of our Gen 10.5 facility in China.  In the Optical Communications segment, we expect sales to increase approximately ten percent, including the impact of a full year of sales from the acquisition of CMD.  We expect growth in the Specialty Materials segment, the rate of which will depend on the adoption of our innovations.  We expect approximately ten percent or slightly higher sales growth in our Environmental Technologies segment.  We anticipate low to mid-single digit percentage growth in sales for the Life Sciences segment.

© 2019 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three months ended March 31, 2019 and 2018 follow (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18

Net sales	$2,812	$2,500	12%

Gross margin	$1,099	$955	15%
(gross margin %)	39%	38%

Selling, general and administrative expenses	$401	$501	(20%)
(as a % of net sales)	14%	20%

Research, development and engineering expenses	$249	$241	3%
(as a % of net sales)	9%	10%

Translated earnings contract gain (loss), net	$184	$(622)	*
(as a % of net sales)	7%	*

Income (loss) before income taxes	$575	$(465)	*
(as a % of net sales)	20%	*

Provision for income taxes	$(76)	$(124)	*
(as a % of net sales)	*	*

Net income (loss) attributable to Corning Incorporated	$499	$(589)	*
(as a % of net sales)	18%	*

*Not meaningful.

Segment Net Sales

The following table presents segment net sales by reportable segment (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18
Display Technologies	$818	$745	10%
Optical Communications	1,064	886	20%
Specialty Materials	309	278	11%
Environmental Technologies	362	322	12%
Life Sciences	243	232	5%
All Other	54	50	8%
Total segment net sales	$2,850	$2,513	13%
Constant currency adjustment	(38)	(13)	192%
Consolidated net sales	$2,812	$2,500	12%

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the three months ended March 31, 2019, net sales of reportable segments increased by $337 million, or 13%, when compared to the same period in 2018.  The primary sales drivers by segment were as follows:

•	Display Technologies net sales increased $73 million compared to the prior year, with the increase in glass volume in the mid-teens in percentage terms more than offsetting moderate price declines;
•

An increase of $178 million in the Optical Communications segment, due to higher sales of carrier and enterprise network products, up $104 million and $74 million, respectively, including the impact of sales from the acquisition of CMD;

•	An increase of $31 million in the Specialty Materials segment, driven by higher sales of Gorilla Glass and Advanced Optics products;
•	An increase of $40 million in the Environmental Technologies segment, driven primarily by sales growth of gas particulate filters; and
•	An increase of $11 million in the Life Sciences segment, driven by higher sales in all product categories.

Movements in foreign exchange rates increased Corning’s consolidated net sales in the amount of $25 million in the three months ended March 31, 2019, when compared to the prior year.

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

Gross Margin

In the three months ended March 31, 2019, gross margin increased by $144 million, or 15% primarily driven by an increase in sales across all operating segments.  Gross margin as a percentage of net sales increased by 1% for the three months ended March 31, 2019 due to the increase of sales.

Selling, General and Administrative Expenses

When compared to the first quarter of 2018, selling, general and administrative expenses decreased by $100 million, or 20%, in the three months ended March 31, 2019.  The decrease was due to the following items:

•	The absence of a $132 million charge related to legal matters in 2018, including a ruling in an intellectual property lawsuit and developments in civil litigation matters; partially offset by
•	An increase of $25 million in the Optical Communications segment, driven largely by the acquisition of CMD in June 2018.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended March 31, 2019, research, development and engineering expenses increased by $8 million, or 3%, when compared to the same period last year, driven by higher costs associated with new product launches and our emerging businesses.  As a percentage of sales, these expenses decreased by 1% when compared to the same period last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended
	March 31,
	2019	2018
Hemlock Semiconductor Group	$25	$39
Total equity earnings	$25	$39

Equity in earnings of affiliated companies decreased by $14 million, driven by the absence of a gain recorded in the first quarter of 2018 resulting from a legal settlement.

© 2019 Corning Incorporated. All Rights Reserved.

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

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		2019 vs. 2018
	Income		Loss		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	Loss	taxes	income
Hedges related to translated earnings:
Realized gain, net	$7	$6	$10	$8	$(3)	$(2)
Unrealized gain (loss), net (1)	177	138	(632)	(547)	809	685
Total translated earnings contract gain (loss), net	$184	$144	$(622)	$(539)	$806	$683

(1)  The impact to income was primarily driven by yen-denominated hedges of translated earnings.

The gross notional value outstanding on our translated earnings contracts at March 31, 2019 and December 31, 2018 were as follows (in billions):

	March 31,	December 31,
	2019	2018
Japanese yen-denominated hedges	$11.0	$11.6
South Korean won-denominated hedges	0.1	0.1
Euro-denominated hedges	1.0	1.2
Chinese yuan-denominated hedges	0.4	0.6
British pound-denominated hedges	0.1	0.1
Total gross notional value outstanding	$12.6	$13.6

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income before income taxes in the three months ended March 31, 2019 when compared to the same periods in 2018.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rate are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018

Provision for income taxes	$(76)	$(124)
Effective tax rate	13.2%	26.7%

For the three months ended March 31, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Rate differences on income (loss) of consolidated foreign companies offset by;
•	Expected benefits related to FDII; and
•	The release of foreign valuation allowances on deferred tax assets that are now considered realizable from the restructuring of certain Israeli operations.

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the three months ended March 31, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to the following:

•	Additional tax expense of $172 million related to a preliminary agreement with IRS to settle the income tax audit for the years 2013 and 2014; and
•	A reduction in the tax benefit from domestic losses attributable to foreign exchange and losses on translated earnings contracts due to the anticipated impacts of the BEAT.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income (Loss) Attributable to Corning Incorporated

Our net income (loss) and per share data is as follows (in millions, except per share amounts):

	Three months ended
	March 31,
	2019	2018
Net income (loss) attributable to Corning Incorporated	$499	$(589)
Net income (loss) attributable to Corning Incorporated used in basic earnings (loss) per common share calculation (1)	$475	$(613)
Net income (loss) attributable to Corning Incorporated used in diluted earnings (loss) per common share calculation (1)	$499	$(613)
Basic earnings (loss) per common share	$0.61	$(0.72)
Diluted earnings (loss) per common share	$0.55	$(0.72)

Weighted-average common shares outstanding - basic	784	848
Weighted-average common shares outstanding - diluted	908	848

(1)	Refer to Note 6 (Earnings (Loss) per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income (Loss)

For the three months ended March 31, 2019 comprehensive income increased by $667 million when compared to the same period in 2018, due to an increase in net income of $1.1 billion.  The increase in net income was offset by the negative impacts of the change in foreign currency translation gains and losses of $374 million, driven primarily by the Japanese yen and the Korean won, and $53 million related to the adoption of the new standard for reclassification of stranded tax effects in AOCI.

Refer to Note 12 (Shareholders’ Equity) to the consolidated financial statements for additional information.

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we adjust certain measures provided by our consolidated financial statements to exclude specific items to report core performance measures.  These items include gains and losses on our translated earnings contracts, acquisition-related costs, certain discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates.  Corning utilizes constant currency reporting for our Display Technologies and Specialty Materials segments for the Japanese yen, South Korean won, Chinese yuan and new Taiwan dollar currencies.  Effective January 1, 2019, Corning also began using constant currency reporting for our Environmental Technologies and Life Sciences segments for the euro, Japanese yen and Chinese yuan.  The Company believes that the use of constant currency reporting allows investors to understand our results without the volatility of currency fluctuations, and reflects the underlying economics of the translated earnings contracts used to mitigate the impact of changes in currency exchange rates on our earnings and cash flows.  Corning also believes that reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Core performance measures are not prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”).  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for, GAAP reporting measures.  With respect to the Company’s outlooks for future periods, it is not possible to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of the Japanese yen, euro, South Korean won, Chinese yuan and the new Taiwan dollar against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control.  As a result, the Company is unable to provide outlook information on a GAAP basis.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18
Core net sales	$2,850	$2,513	13%
Core equity in earnings of affiliated companies	$26	$25	4%
Core earnings	$365	$299	22%

Core Net Sales

Core net sales are consistent with net sales by reportable segment.  Net sales by reportable segment are presented below (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18
Display Technologies	$818	$745	10%
Optical Communications	1,064	886	20%
Specialty Materials	309	278	11%
Environmental Technologies	362	322	12%
Life Sciences	243	232	5%
All Other	54	50	8%
Total net sales of reportable segments	$2,850	$2,513	13%

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended
	March 31,
	2019	2018

Hemlock Semiconductor Group	$26	$25
Total core equity earnings	$26	$25

Core Earnings

In the three months ended March 31, 2019, we generated core earnings of $365 million, or $0.40 per share, compared to core earnings generated in the three months ended March 31, 2018 of $299 million, or $0.31 per share.  The increase of $66 million was due to increased earnings across all business segments.  The Display Technologies and Optical Communications segments had net income increases of $23 million and $33 million, respectively.

Included in core earnings for the three months ended March 31, 2019 and 2018 is net periodic pension expense in the amounts of $21 million and $12 million, respectively.

Refer to Note 8 (Employee Retirement Plans) to the consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2019	2018
Core earnings attributable to Corning Incorporated	$365	$299
Less: Series A convertible preferred stock dividend	24	24
Core earnings available to common stockholders - basic	341	275
Add: Series A convertible preferred stock dividend	24	24
Core earnings available to common stockholders - diluted	$365	$299

Weighted-average common shares outstanding - basic	784	848
Effect of dilutive securities:
Stock options and other dilutive securities	9	10
Series A convertible preferred stock	115	115
Weighted-average common shares outstanding - diluted	908	973
Core basic earnings per common share	$0.43	$0.32
Core diluted earnings per common share	$0.40	$0.31

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended March 31, 2019
			Income		Effective
	Net	Equity	before income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,812	$25	$575	$499	13.2%	$0.55
Constant-currency adjustment (1)	38	1	37	31		0.03
Translation gain on Japanese yen-denominated debt (2)			(15)	(11)		(0.01)
Translated earnings contract gain (3)			(184)	(144)		(0.16)
Acquisition-related costs (4)			37	28		0.03
Discrete tax items and other tax-related adjustments (5)				(43)		(0.05)
Restructuring, impairment and other charges (7)			7	5		0.01
Core performance measures	$2,850	$26	$457	$365	20.1%	$0.40

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

© 2019 Corning Incorporated. All Rights Reserved.

Index

	Three Months Ended March 31, 2018
			(Loss) income		Effective
	Net	Equity	before income	Net (loss)	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,500	$39	$(465)	$(589)	26.7%	$(0.72)
Constant-currency adjustment (1)	13		36	31		0.04
Translation loss on Japanese yen-denominated debt (2)			39	31		0.04
Translated earnings contract loss (3)			612	531		0.63
Acquisition-related costs (4)			19	15		0.02
Discrete tax items and other tax-related adjustments (5)				171		0.20
Litigation, regulatory and other legal matters (6)			132	103		0.12
Restructuring, impairment and other charges (7)			23	18		0.02
Equity in earnings of affiliated companies (8)		(14)	(14)	(12)		(0.01)
Core performance measures	$2,513	$25	$382	$299	21.7%	$0.31

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to report core performance measures” for the descriptions of the footnoted reconciling items.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Items which we exclude from GAAP measures to report core performance measures are as follows:

(1)

Constant-currency adjustments:  Because a significant portion of segment revenues are denominated in currencies other than the US dollar, management believes it is important to understand the impact on core earnings of translating these currencies into U.S. dollars.  Our Display Technologies and Specialty Materials segment sales and net income are primarily denominated in Japanese yen, but also impacted by the Korean won, Chinese yuan, and new Taiwan dollar.  Beginning January 1, 2019, as our Environmental Technologies and Life Science segments sales and net income are impacted by the euro, Chinese yuan and Japanese yen, these segments will also be presented on a constant currency basis.  We have not recast the prior periods for these two segments as the impact of fluctuations in these currencies are not material for prior periods.  Presenting results on a constant-currency basis mitigates the translation impact and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  We establish the Constant exchange rate for the yen, won, yuan, new Taiwan dollar and euro based on internally derived management estimates which are closely aligned with the currencies we have hedged.

Constant currency rates are as follows:
	Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro
	Rate	¥107	₩1,175	6.7	31	1.23

(2)	Translation (gain) loss on Japanese yen-denominated debt: We have excluded the gain or loss on the translation of our yen-denominated debt to U.S. dollars.
(3)

Translated earnings contract (gain) loss:  We have excluded the impact of the realized and unrealized gains and losses of our Japanese yen, euro, South Korean won and Chinese yuan-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our British pound-denominated foreign currency hedges related to translated earnings.

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)

Discrete tax items and other tax-related adjustments:  These include discrete period tax items such as changes in tax law, the impact of tax audits, changes in judgement about the realizability of certain deferred tax assets and other non-operational tax-related adjustments.

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

We prepared the financial results for our reportable segments on a basis consistent with our internal disaggregation of financial information to assist in making internal operating decisions.  We use a segment tax rate of 21% when presenting segment information.  The impact of changes in the Japanese yen, euro, Korean won, Chinese yuan and new Taiwan dollar are excluded from segment sales and segment net income for the Display Technologies, Specialty Materials, Environmental Technologies and Life Science segments.  Certain corporate income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income.  These include items that are not used by our chief operating decision maker (“CODM”) in evaluating the results of, or in allocating resources to, our segments and include the following items:  the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment and other charges; adjustments relating to acquisitions; and other non-recurring non-operational items.  Although we exclude these amounts from segment results, they are included in reported consolidated results.

We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income.  We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information.  Segment net income may not be consistent with measures used by other companies.

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18

Segment net sales	$818	$745	10%
Segment net income	$208	$185	12%

Net sales in the Display Technologies segment increased $73 million compared to the prior year, with the increase in display glass volume in the mid-teens in percentage terms due to the ramp of Gen 10.5 capacity expansion in China, more than offsetting moderate display glass price declines.

Net income in the Display Technologies segment increased by $23 million, or 12%, in the three months ended March 31, 2019, for the reasons outlined in the above paragraph.

Outlook:

For the second quarter of 2019, we expect display glass market volume to increase by mid-single digits in percentage terms on a year-over-year basis, and our volume to grow faster than the market.  Second-quarter sequential display glass price declines are expected to be moderate.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18

Segment net sales	$1,064	$886	20%
Segment net income	$142	$109	30%

Net sales in the Optical Communications segment increased by $178 million, or 20%, in the first quarter of 2019.  Higher sales of carrier products and enterprise products, up $104 million and $74 million, respectively, drove the increase.  Growth in the North American fiber-to-the-home drove the sales increase in carrier network products and growth in hyper-scale data centers drove the increase in enterprise sales.  The acquisition of CMD, which took place during the second quarter of 2018, also contributed to sales growth.

Net income increased by $33 million, or 30%, for the three months ended March 31, 2019.  The increase was driven by the increase in sales, outlined above.

Outlook:

In the second quarter, Optical Communications sales are expected to increase by high-single digits in percentage terms on a year-over-year basis, including the impact of sales from the acquisition of CMD.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18

Segment net sales	$309	$278	11%
Segment net income	$49	$46	7%

Net sales in the Specialty Materials segment increased by $31 million, or 11%, for the three months ended March 31, 2019, driven primarily by increased Gorilla Glass and Advanced Optics product sales.  Net income increased by $3 million, or 7%, for the three months ended March 31, 2019, primarily driven by the increase in sales.

Outlook:

In the second quarter of 2019, Specialty Materials sales are expected to increase by a high-single digit percentage on a year-over-year basis.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18

Segment net sales	$362	$322	12%
Segment net income	$55	$52	6%

Net sales in the Environmental Technologies segment increased $40 million, or 12%, for the three months ended March 31, 2019.  Automotive product sales increased $24 million for the three months ended March 31, 2019, due to continued sales growth of gas particulate filters.  Diesel product sales increased $16 million for the three months ended March 31, 2019, due to higher demand for heavy-duty diesel products in North America.

Net income increased by $3 million, or 6%, for the three months ended March 31, 2019.  The increase was driven by the sales increase outlined above, partially offset by accelerated investments to capture growth.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Outlook:

Second quarter sales are expected to increase approximately 10% on a year-over-year basis.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18

Segment net sales	$243	$232	5%
Segment net income	$31	$27	15%

Net sales in the Life Sciences segment increased by $11 million, or 5%, for the three months ended March 31, 2019.

Net income increased by $4 million, or 15%, for the three months ended March 31, 2019, driven by the increase in sales.

Outlook:

Second quarter sales are expected to increase by a low-to-mid single digit percentage on a year-over-year basis.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.”  This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and other data for All Other (in millions):

	Three months ended		%
	March 31,		change
	2019	2018	19 vs. 18

Segment net sales	$54	$50	8%
Segment net loss	$(72)	$(74)	3%

Net sales of this segment increased by $4 million, or 8%, for the three months ended March 31, 2019, when compared to the same period in 2018, driven primarily by an increase in sales in our emerging businesses.  Net loss decreased by $2 million, or 3%, primarily driven by increased sales.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

There were no significant items that impacted Corning’s financing structure in the three months ended March 31, 2019 and 2018.

Share Repurchase Program

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration (the “2016 Repurchase Program”).  On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration (the “2018 Repurchase Program”).

In the three months ended March 31, 2019, the Company repurchased 7.8 million shares of common stock on the open market for approximately $244 million as part of its 2018 Repurchase Program.

In the three months ended March 31, 2018, the Company repurchased 27.1 million shares of common stock on the open market for approximately $814 million as part of its 2016 Repurchase Program.

Capital Spending

Capital spending totaled $524 million and $655 million in the three months ended March 31, 2019 and 2018, respectively.  We expect our 2019 capital expenditures to be slightly more than $2.0 billion.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Cash Flow

Summary of cash flow data (in millions):

	Three months ended
	March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(29)	$320
Net cash used in investing activities	$(483)	$(644)
Net cash used in financing activities	$(393)	$(959)

Net cash used by operating activities increased by $349 million in the three months ended March 31, 2019, when compared to the same period in the prior year.  The change was primarily driven by the changes in accounts receivable and accounts payable in the amount of $130 million and $137 million, respectively, and the negative impact of fewer customer deposits received in the amount of $274 million.

Net cash used in investing activities decreased by $161 million in the three months ended March 31, 2019 when compared to the same period last year, primarily driven by lower capital expenditures of $131 million.

Net cash used in financing activities in the three months ended March 31, 2019 decreased by $566 million when compared to the same period last year, driven primarily by a decrease of $543 million in share repurchases.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	As of	As of
	March 31,	December 31,
	2019	2018

Working capital	$3,290	$3,723
Current ratio	2.1:1	2.1:1
Trade accounts receivable, net of allowances	$1,974	$1,940
Days sales outstanding	63	58
Inventories	$2,190	$2,037
Inventory turns	3.5	3.6
Days payable outstanding (1)	44	55
Long-term debt (excluding current portion)	$6,018	$5,994
Total debt to total capital	31%	30%

(1)	Includes trade payables only.

Management Assessment of Liquidity

We ended the first quarter of 2019 with approximately $1.5 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world, with approximately 86% held outside of the United States, and are generally unrestricted.  We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion.  Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes.  The Company’s Revolving Credit Agreement is available to support obligations under the commercial paper program, if needed.  At March 31, 2019 and December 31, 2018 Corning did not have outstanding commercial paper.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Our major source of funding for 2019 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt.  We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments, dividend payments and share repurchase programs.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant.  The required leverage ratio is a maximum of 60%.  At March 31, 2019, our leverage using this measure was approximately 31%.  As of March 31, 2019, we were in compliance with this financial covenant and no amounts were outstanding.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events.  In addition, some of our debt instruments contain a cross default provision, whereby an uncured default of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument.    As of March 31, 2019, we were in compliance with all such provisions.

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

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in our off-balance sheet arrangements as disclosed in our 2018 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2018 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The estimates that require management’s most difficult, subjective or complex judgments are described in our 2018 Form 10-K and remain unchanged through the first three months of 2019.  For certain items, additional details are provided below.

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

At March 31, 2019 and December 31, 2018, the carrying value of precious metals was higher than the fair market value by $332 million and $719 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2019 and December 31, 2018, Corning had accrued approximately $28 million and $30 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation.  Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

© 2019 Corning Incorporated. All Rights Reserved.

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

-	loss of significant customers;
-	changes in tax laws and regulations including the 2017 Tax Cuts and Jobs Act;
-	the impacts of audits by taxing authorities;
-	the potential impact of legislation, government regulations, and other government action and investigations; and
-	other risks detailed in Corning’s SEC filings.

© 2019 Corning Incorporated. All Rights Reserved.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2018 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies.  Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income.  For a discussion of our exposure to market risk and how we mitigate that risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2018 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2019, the end of the period covered by this report.  Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date.  Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. See our 2018 Form 10-K, Part I, Item 3.  For additional information and updates to estimated liabilities as of March 31, 2019, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2018 Form 10-K, which could materially impact our business, financial condition or future results.  Risks disclosed in our 2018 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.  There have been no material changes to Part I, Item 1A. Risk Factors in our 2018 Form 10-K.

© 2019 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2019:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share	or program	or programs

January 1 - 31, 2019	5,445,794	$30.40	5,408,700
February 1 - 28, 2019	1,609,909	33.69	1,593,355
March 1 - 31, 2019	774,684	34.13	773,592	$1,103,650,880
Total	7,830,387	$31.45	7,775,647	$1,103,650,880

(1)

This column reflects the following transactions during the first quarter of 2019:  (i) the deemed surrender to us of 41,331 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 13,409 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 7,775,647 shares of common stock under the 2016 and 2018 Repurchase Programs.

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

Corning Incorporated
(Registrant)

May 3, 2019	/s/ Edward A. Schlesinger
Date	Edward A. Schlesinger
Senior Vice President and Corporate Controller

© 2019 Corning Incorporated. All Rights Reserved.