Form 10-Q
period 2019-06-30
CORNING INC /NY
filed 2019-07-31
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GLW	New York Stock Exchange (NYSE)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2019
Corning’s Common Stock, $0.50 par value per share	780,866,098 shares

© 2019 Corning Incorporated. All Rights Reserved.

Index

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$2,940	$2,747	$5,752	$5,247
Cost of sales	1,875	1,675	3,588	3,220

Gross margin	1,065	1,072	2,164	2,027

Operating expenses:
Selling, general and administrative expenses	414	412	815	913
Research, development and engineering expenses	249	243	498	484
Amortization of purchased intangibles	28	22	57	41

Operating income	374	395	794	589

Equity in earnings of affiliated companies	33	31	58	70
Interest income	5	9	12	22
Interest expense	(54)	(43)	(106)	(95)
Translated earnings contract (loss) gain, net (Note 10)	(107)	458	77	(164)
Other (expense) income, net	(35)	14	(44)	(23)

Income before income taxes	216	864	791	399
Provision for income taxes (Note 5)	(124)	(126)	(200)	(250)

Net income attributable to Corning Incorporated	$92	$738	$591	$149

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.09	$0.87	$0.69	$0.12
Diluted (Note 6)	$0.09	$0.78	$0.65	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income attributable to Corning Incorporated	$92	$738	$591	$149

Foreign currency translation adjustments and other	38	(428)	(72)	(164)
Net unrealized gains (losses) on investments	1	(1)	2
Unamortized losses and prior service credits for postretirement benefit plans		(6)	(52)	(5)
Net unrealized (losses) gains on designated hedges	(3)	(23)	2	(24)
Other comprehensive income (loss), net of tax (Note 12)	36	(458)	(120)	(193)

Comprehensive income (loss) attributable to Corning Incorporated	$128	$280	$471	$(44)

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$1,178	$2,355
Trade accounts receivable, net of doubtful accounts and allowances - $71 and $64	2,103	1,940
Inventories, net of inventory reserves - $188 and $182 (Note 7)	2,291	2,037
Other current assets	739	702
Total current assets	6,311	7,034

Investments	344	376
Property, plant and equipment, net of accumulated depreciation - $12,506 and $11,932	15,137	14,895
Goodwill, net	1,938	1,936
Other intangible assets, net	1,240	1,292
Deferred income taxes (Note 5)	1,053	951
Other assets	1,552	1,021

Total Assets	$27,575	$27,505

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$455	$4
Accounts payable	1,297	1,456
Other accrued liabilities (Note 3 and Note 9)	1,664	1,851
Total current liabilities	3,416	3,311

Long-term debt	6,080	5,994
Postretirement benefits other than pensions (Note 8)	648	662
Other liabilities (Note 3 and Note 9)	3,910	3,652
Total liabilities	14,054	13,619

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 12):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,717 million and 1,713 million	858	857
Additional paid-in capital – common stock	14,277	14,212
Retained earnings	16,399	16,303
Treasury stock, at cost; Shares held: 938 million and 925 million	(19,279)	(18,870)
Accumulated other comprehensive loss	(1,130)	(1,010)
Total Corning Incorporated shareholders’ equity	13,425	13,792
Noncontrolling interests	96	94
Total equity	13,521	13,886

Total Liabilities and Equity	$27,575	$27,505

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$591	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	658	604
Amortization of purchased intangibles	57	41
Equity in earnings of affiliated companies	(58)	(70)
Deferred tax (benefit) provision	(34)	46
Incentives and customer deposits	2	576
Translated earnings contract (gain) loss	(77)	164
Unrealized translation losses on transactions	34	38
Changes in certain working capital items:
Trade accounts receivable	(201)	(41)
Inventories	(257)	(193)
Other current assets	(164)	(30)
Accounts payable and other current liabilities	(365)	(146)
Other, net	(62)	(103)
Net cash provided by operating activities	124	1,035

Cash Flows from Investing Activities:
Capital expenditures	(1,094)	(1,177)
Acquisition of businesses, net of cash received		(794)
Proceeds from settlement of initial contingent consideration asset		196
Realized gains on translated earnings contracts	49	36
Other, net	11	(16)
Net cash used in investing activities	(1,034)	(1,755)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(375)
Proceeds from issuance of commercial paper, net	446
Proceeds from issuance of long-term debt, net		596
Proceeds from the exercise of stock options	36	43
Repurchases of common stock for treasury	(407)	(1,483)
Dividends paid	(362)	(348)
Other, net	25	(11)
Net cash used in financing activities	(262)	(1,578)
Effect of exchange rates on cash	(5)	4
Net decrease in cash and cash equivalents	(1,177)	(2,294)
Cash and cash equivalents at beginning of period	2,355	4,317
Cash and cash equivalents at end of period	$1,178	$2,023

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2018	$2,300	$857	$14,212	$16,303	$(18,870)	$(1,010)	$13,792	$94	$13,886
Net income				499			499	6	505
Other comprehensive loss						(156)	(156)		(156)
Purchase of common stock for treasury					(244)		(244)		(244)
Shares issued to benefit plans and for option exercises			31				31		31
Common Dividends ($0.20 per share)				(158)			(158)		(158)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net (1)				(131)	(2)		(133)	(1)	(134)
Balance, March 31, 2019	$2,300	$857	$14,243	$16,489	$(19,116)	$(1,166)	$13,607	$99	$13,706
Net income				92			92	13	105
Other comprehensive income						36	36		36
Purchase of common stock for treasury					(151)		(151)		(151)
Shares issued to benefit plans and for option exercises		1	34				35		35
Common Dividends ($0.20 per share)				(157)			(157)		(157)
Preferred Dividends ($10,625 per share)				(25)			(25)		(25)
Other, net					(12)		(12)	(16)	(28)
Balance, June 30, 2019	$2,300	$858	$14,277	$16,399	$(19,279)	$(1,130)	$13,425	$96	$13,521

(1)Adjustments to retained earnings include the effect of Adjustments to retained earnings include the effect of the accounting change we recorded upon adoption of the new standard for reclassification of stranded tax effects in accumulated other comprehensive income (“AOCI”) in the amount of $53 million, and a $(186) million, net of tax, effect from an equity affiliate’s adoption of the new revenue standard.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2017	$2,300	$854	$14,089	$15,930	$(16,633)	$(842)	$15,698	$72	$15,770
Net (loss) income				(589)			(589)	3	(586)
Other comprehensive income						265	265		265
Purchase of common stock for treasury					(814)		(814)		(814)
Shares issued to benefit plans and for option exercises			30				30		30
Common Dividends ($0.18 per share)				(153)			(153)		(153)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				2	(2)
Balance, March 31, 2018	$2,300	$854	$14,119	$15,166	$(17,449)	$(577)	$14,413	$75	$14,488
Net income				738			738	6	744
Other comprehensive loss						(458)	(458)	(1)	(459)
Purchase of common stock for treasury					(674)		(674)		(674)
Shares issued to benefit plans and for option exercises		1	39				40		40
Common Dividends ($0.18 per share)				(146)			(146)		(146)
Preferred Dividends ($10,625 per share)				(25)			(25)		(25)
Other, net				(2)	(9)		(11)	(6)	(17)
Balance, June 30, 2018	$2,300	$855	$14,158	$15,731	$(18,132)	$(1,035)	$13,877	$74	$13,951

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

Lease expense is recognized on a straight-line basis over the lease term for operating leases. Financing leases are recognized on the effective interest method for interest expense and straight-line method for asset amortization. Renewals and terminations are included in the calculation of the Right of Use (“ROU”) assets and lease liabilities when considered to be reasonably certain to be exercised. When the implicit rate is unknown, we use our incremental borrowing rate based on commencement date in determining the present value of lease payments.

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

Corning has elected the following practical expedients and accounting policy elections to apply the new lease accounting standard at its effective date as of January 1, 2019:

•Leases of less than 12 months in duration to be recorded as expense only;

•Account for lease and non-lease components of a contract as a single lease component; and

•Comparative reporting of prior periods under ASC 840 not restated due to modified retrospective implementation.

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

Income Taxes

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. We have adopted this new standard effective January 1, 2019. The impact of the new standard resulted in a reclassification of $53 million from accumulated other comprehensive income (“AOCI”) to beginning retained earnings.

Other Accounting Standards

No other accounting standards newly issued or adopted as of June 30, 2019, had a material impact on Corning’s financial statements or disclosures.

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

Revenues by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Display products	$820	$768	$1,615	$1,500

Telecommunication products	1,090	1,023	2,154	1,909

Specialty glass products	369	343	678	621

Environmental substrate and filter products	353	317	704	639

Life science products	255	245	494	477

All Other	53	51	107	101
Total Revenue	$2,940	$2,747	$5,752	$5,247

© 2019 Corning Incorporated. All Rights Reserved.

Index

Contract Assets and Liabilities

Contract assets, such as costs to obtain or fulfill contracts, are an insignificant component of Corning’s revenue recognition process. Most of Corning’s cost of fulfillment as a manufacturer of products is classified as inventory, fixed assets and intangible assets, which are accounted for under the respective guidance for those asset types. Other costs of contract fulfillment are immaterial due to the nature of our products and their respective manufacturing processes.

Contract liabilities include deferred revenues, other advanced payments and customer deposits. Deferred revenue and other advanced payments are not significant to our operations and are classified as part of other current liabilities in our financial statements. Customer deposits are predominately related to Display products and are classified as part of other current liabilities and other long-term liabilities as appropriate and are disclosed below.

We treat shipping and handling fees as a fulfillment cost and not as a separate performance obligation under the terms of our revenue contracts due to the perfunctory nature of the shipping and handling obligations.

Customer Deposits

As of June 30, 2019 and December 31, 2018, Corning had customer deposits of approximately $0.9 billion and $1.0 billion, respectively. The majority of these represent non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements. The duration of these long-term supply agreements ranges up to 10 years. As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass. In the six months ended June 30, 2019, a credit memorandum of $37 million was issued; no such memorandums were issued in 2018. As of June 30, 2019 and December 31, 2018, $886 million and $922 million were recorded as other long-term liabilities, respectively. The remaining $42 million and $54 million, respectively, were classified as other current liabilities.

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

Asbestos Claims

Corning and PPG Industries, Inc. each owned 50% of the capital stock of Pittsburgh Corning Corporation (“PCC”). PCC filed for Chapter 11 reorganization in 2000, and the Modified Third Amended Plan of Reorganization for PCC (the “Plan”) became effective in April 2016. At December 31, 2016, the Company’s liability under the Plan was $290 million, which is required to be paid through a series of fixed payments that began in the second quarter of 2017. Payments of $50 million and $35 million were made in June 2019 and June 2018, respectively. The total amount of remaining payments due in years 2020 through 2023 is $135 million, of which $35 million will be paid in the second quarter of 2020 and is classified as a current liability. The remaining $100 million is classified as a non-current liability.

Non-PCC Asbestos Claims

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan. The stay was lifted on August 25, 2016. At June 30, 2019 and December 31, 2018, the amount of the reserve for these non-PCC asbestos claims was estimated to be $145 million and $146 million, respectively. The reserve balance as of June 30, 2019 represents the undiscounted projection of claims and related legal fees for the estimated life of the litigation.

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million. In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits. At June 30, 2019, Dow Corning had recorded a reserve for breast implant litigation of $263 million.

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning is defending claims asserted by commercial creditors who claim additional compounded interest at default and state statutory judgment rates as well as attorneys’ fees and other enforcement costs, during the period from May 1995 through June 2004. As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million. In the event Dow Corning’s liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits. As of June 30, 2019, Dow Corning had recorded a reserve for these claims of $84 million.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2019 and December 31, 2018, Corning had accrued approximately $26 million and $30 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4. Leases

We have operating and finance leases for real estate, vehicles, and equipment.

We incurred lease expense in the amount of $38 million and $80 million for the three and six months ended June 30, 2019. Operating and Financing lease costs were $34 million and $4 million, and $71 million and $9 million, respectively, for the three and six months ended June 30, 2019. Short-term rental expense, for agreements less than one year in duration, is immaterial. For the three and six months ended June 30, 2019, financing lease cost was comprised of expenses for depreciation of right-of-use assets and Interest on lease liabilities in the amounts of $2 million and $4 million, and $2 million and $5 million, respectively.

Cash paid for amounts included in the measurement of lease liabilities totaled $26 million and $55 million for the three and six months ended June 30, 2019. Operating cash outflows from operating and financing leases were $22 million and $48 million, and $2 million and $5 million, respectively. Financing cash outflows from finance leases were nominal.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

June 30,
2019
Operating Leases
Operating lease right-of-use assets, net (1)	$508

Other current liabilities	$61
Operating lease liabilities (2)	452
Total operating lease liabilities	$513

Finance Leases
Property and equipment, at cost	$186
Accumulated depreciation	(51)
Property and equipment, net	$135

Current portion of long-term debt	$7
Long-term debt	190
Total finance lease liabilities	$197

(1)Included in other assets.

(2)Included in other liabilities.

The weighted average remaining lease terms for operating and financing leases are 12.6 years and 6.0 years, respectively. The weighted average discount rates for operating and financing leases are 3.9% and 5.9%, respectively.

As of June 30, 2019, maturities of lease liabilities under the new lease standard are as follows (in millions):

	2019	2020	2021	2022	2023	After 2023	Gross Total	Imputed Discount	Total

Operating Leases	$55	$92	$76	$65	$57	$391	$736	$(223)	$513
Financing Leases	9	16	16	17	134	53	245	(48)	197

As of December 31, 2018, maturities of lease liabilities under the previous lease standard were as follows (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Capital leases and financing obligations	$393	$4	$11	$132	$246
Imputed interest on capital leases and financing obligations	205	20	38	37	110
Minimum rental commitments	581	82	133	111	255

As of June 30, 2019, we have additional operating leases, primarily for new production facilities and equipment, that have not yet commenced of approximately $450 million on an undiscounted basis. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 10 years to 25 years.

5. Income Taxes

Our provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Provision for income taxes	$(124)	$(126)	$(200)	$(250)
Effective tax rate	57.4%	14.6%	25.3%	62.7%

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the three and six months ended June 30, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional net tax expense of $86 million driven by changes to our tax reserves, rate differences on income (loss) of consolidated foreign companies, estimated impact of base erosion and anti-deferral tax (“BEAT”) offset by the expected benefits related to foreign derived intangible income (“FDII”) and the release of foreign valuation allowances on deferred tax assets.

For the three months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to a reduction in the estimated impact of BEAT attributable to year-to-date losses from foreign exchange and translated earnings contracts, additional tax amounts related to global intangible low-taxed income (“GILTI”) and a benefit from the release of a foreign valuation allowance on deferred tax assets.

For the six months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audit for the years 2013 and 2014, additional tax amounts related to GILTI and benefits from the release of a foreign valuation allowance on deferred tax assets. The company expects to make a payment before the end of the year of approximately $40 million for the 2013-2014 tax audit settlements with the IRS. As of June 30, 2019, the company is not expecting any significant movements in the uncertain tax benefits in the next twelve months.

6. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Corning Incorporated	$92	$738	$591	$149
Less: Series A convertible preferred stock dividend	24	24	49	49
Net income available to common stockholders – basic	68	714	542	100
Plus: Series A convertible preferred stock dividend		24	49
Net income available to common stockholders – diluted	$68	$738	$591	$100

Weighted-average common shares outstanding – basic	781	819	782	833
Effect of dilutive securities:
Employee stock options and other dilutive securities	8	9	9	10
Series A convertible preferred stock		115	115
Weighted-average common shares outstanding – diluted	789	943	906	843
Basic earnings per common share	$0.09	$0.87	$0.69	$0.12
Diluted earnings per common share	$0.09	$0.78	$0.65	$0.12

Antidilutive potential shares excluded from diluted earnings per common share:
Series A convertible preferred stock (1)	115			115
Employee stock options and awards	2	2	2	2
Total	117	2	2	117

(1)For the quarter ended June 30, 2019, and the six months ended June 30, 2018, the Series A convertible preferred stock was anti-dilutive and therefore was excluded from the calculation of diluted earnings per share.

© 2019 Corning Incorporated. All Rights Reserved.

Index

7. Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	June 30,	December 31,
	2019	2018
Finished goods	$999	$854
Work in process	424	386
Raw materials and accessories	442	409
Supplies and packing materials	426	388
Total inventories, net of inventory reserves	$2,291	$2,037

8. Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018

Service cost	$26	$26	$51	$51	$2	$3	$4	$6
Interest cost	37	33	74	65	7	6	14	12
Expected return on plan assets	(43)	(48)	(86)	(95)
Amortization of prior service cost (credit)	1	2	3	4	(2)	(2)	(4)	(3)
Recognition of actuarial loss	23	1	23	1
Total pension and postretirement benefit expense	$44	$14	$65	$26	$7	$7	$14	$15

The components of net periodic benefit cost other than the service cost component are included in the line item “Other (expense) income, net” in the consolidated statements of income.

© 2019 Corning Incorporated. All Rights Reserved.

Index

9. Other Liabilities

Other liabilities follow (in millions):

	June 30,	December 31,
	2019	2018
Current liabilities:
Wages and employee benefits	$438	$642
Income taxes	149	169
Derivative instruments	67	56
Asbestos and other litigation (Note 3)	64	113
Short-term operating leases (Note 4)	61
Other current liabilities	885	871
Other accrued liabilities	$1,664	$1,851

Non-current liabilities:
Defined benefit pension plan liabilities	$894	$831
Derivative instruments	345	386
Asbestos and other litigation (Note 3)	243	279
Investment in Hemlock Semiconductor Group (1)	135
Customer deposits (Note 2)	886	922
Deferred tax liabilities	326	347
Long-term operating leases (Note 4)	452
Other non-current liabilities	629	887
Other liabilities	$3,910	$3,652

(1)The negative carrying value resulted from a one-time charge of $239 million to this entity in 2019 due to the adoption of the new revenue standard. This charge was offset by deferred tax impacts of $53 million. The charge relates to timing of revenue recognition for open performance obligations as measured at January 1, 2019. Most of these performance obligations are expected to be recognized within the next twelve months and the negative carrying value has been reduced by current period income.

10. Hedging Activities

Cash Flow Hedges

Our cash flow hedging activities utilize over-the-counter (“OTC”) foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total gross notional value for foreign currency cash flow hedges are $1.6 billion and $0.4 billion at June 30, 2019 and December 31, 2018, respectively. The majority of our foreign exchange forward contracts hedge a portion of the Company’s exposure to the Japanese yen denominated sales with maturities spanning the years 2020-2023 and with gross notional values of $1.2 billion at June 30, 2019. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. At June 30, 2019, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax net gain of $11 million.

The effect of cash flow hedges on Corning’s consolidated statements of income and other comprehensive income (loss) is not material for the three and six months ended June 30, 2019 and 2018.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Undesignated Hedges

Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes. The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

The table below includes a total gross notional value for translated earnings contracts of $13.5 billion and $13.6 billion at June 30, 2019 and December 31, 2018, respectively. These include gross notional value for average rate forwards of $11.0 billion for both periods and zero-cost collars and purchased put or call options of $2.5 billion and $2.6 billion at June 30, 2019 and December 31, 2018, respectively. The majority of our average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2019-2023 and with gross notional values of $8.1 billion and $9.1 billion at June 30, 2019 and December 31, 2018, respectively. The average rate forward contracts also partially hedge the impacts of the South Korean won, Chinese yuan, euro, New Taiwan dollar and British pound translation on the Company’s projected net income. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options. However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

The following tables summarize the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2019 and December 31, 2018 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,
	2019	2018	location	2019	2018	location	2019	2018

Derivatives designated as hedging instruments

Foreign exchange contracts	$1,585	$391	Other current assets	$13	$4	Other accrued liabilities	$(2)	$(2)
			Other assets	9	2	Other liabilities	(15)

Derivatives not designated as hedging instruments

Foreign exchange and other contracts	1,000	900	Other current assets	4	5	Other accrued liabilities	(3)	(7)
			Other assets	23

Translated earnings contracts	13,513	13,620	Other current assets	77	94	Other accrued liabilities	(62)	(47)
			Other assets	64	43	Other liabilities	(330)	(386)

Total derivatives	$16,098	$14,911		$190	$148		$(412)	$(442)

© 2019 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect on the consolidated financial statements relating to Corning’s undesignated derivative financial instruments (in millions):

		Gain (loss) recognized in income
		Three months ended		Six months ended
	Location of gain/(loss)	June 30,		June 30,
Undesignated derivatives	recognized in income	2019	2018	2019	2018

Foreign exchange and other contracts – balance sheet, loans and other	Other income, net	$21	$29	$19	$10
Foreign currency hedges related to translated earnings (1)	Translated earnings contract (loss) gain, net	(107)	458	77	(164)

Total undesignated		$(86)	$487	$96	$(154)

(1)The impact to income was primarily driven by yen-denominated hedges of translated earnings.

11. Fair Value Measurements

Fair value standards under GAAP define fair value, establish a framework for measuring fair value in applying generally accepted accounting principles, and require disclosures about fair value measurements. The standards also identify two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, the inputs are prioritized into one of three broad levels (provided in the table below) used to measure fair value. Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$94		$94
Non-current assets:
Other assets (1)(2)	$96		$73	$23

Current liabilities:
Other accrued liabilities (1)	$67		$67
Non-current liabilities:
Other liabilities (1)	$345		$345

(1)Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.

(2)Other assets include one of the Company’s renewable energy derivative contracts that was measured using unobservable (Level 3) inputs, in the amount of $23 million.

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

For the six months ended June 30, 2019, assets and liabilities that were measured using unobservable (Level 3) inputs resulted in unrealized gains recognized in earnings of $23 million for a renewable energy derivative contract and the reversal of a liability for contingent consideration of $20 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

12. Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A. The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions. As of June 30, 2019, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration date (the “2016 Repurchase Program”). On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”).

In the three and six months ended June 30, 2019, the Company repurchased 4.8 and 12.6 million shares of common stock on the open market for approximately $151 million and $395 million, respectively, as part of its 2018 Repurchase Program.

In the three and six months ended June 30, 2018, the Company repurchased 24.6 million and 51.6 million shares of common stock on the open market for approximately $674 million and $1,488 million, respectively, as part of its 2016 Repurchase Program.

On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Authorization”).

Accumulated Other Comprehensive Loss

In the three and six months ended June 30, 2019 and 2018, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustment.

© 2019 Corning Incorporated. All Rights Reserved.

Index

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$(824)	$(265)	$(714)	$(529)
Other comprehensive income (loss) (2)	39	(413)	(59)	(153)
Equity method affiliates (3)	(1)	(15)	(13)	(11)
Net current-period other comprehensive income (loss)	38	(428)	(72)	(164)
Ending balance	$(786)	$(693)	$(786)	$(693)

(1)All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

(2)For the three and six months ended June 30, 2019 amounts are net of tax benefit of $10 million and $23 million, respectively. For the three and six months ended June 30, 2018, amounts are net of total tax benefit of $40 million and $30 million, respectively.

(3)Tax effects are not significant.

13. Reportable Segments

Our reportable segments are as follows:

•Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high-performance display panels.

•Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.

•Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.

•Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.

•Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

We prepared the financial results for our reportable segments on a basis consistent with our internal disaggregation of financial information to assist our chief operating decision maker (“CODM”) in making internal operating decisions. The impact of changes in the Japanese yen, Korean won, Chinese yuan and new Taiwan dollar are excluded from segment sales and segment net income for the Display Technologies and Specialty Materials segments. The impact of changes in the euro, Chinese yuan and Japanese yen are excluded from segment sales and segment net income for our Environmental Technologies and Life Sciences segments. In January 2019, we began presenting results of the Environmental Technologies and Life Sciences segments on a constant-currency basis to mitigate the translation impact on these segments’ sales and net income. We have not recast prior periods as the impact of fluctuations in these currencies were not material as compared to prior periods. Certain income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income. These include items that are not used by our CODM in evaluating the results of or in allocating resources to our segments and include the following items: the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment and other charges and credits; adjustments relating to acquisitions; and other non-recurring non-operational items. Although we exclude these amounts from segment results, they are included in reported consolidated results.

We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income. We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information. Segment net income may not be consistent with measures used by other companies.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
June 30, 2019
Segment net sales	$848	$1,090	$369	$366	$260	$53	$2,986
Depreciation (1)	$149	$60	$35	$32	$12	$12	$300
Research, development and engineering expenses (2)	$29	$54	$41	$28	$5	$57	$214
Income tax (provision) benefit (3)	$(55)	$(43)	$(18)	$(17)	$(11)	$18	$(126)
Segment net income (loss) (4)	$213	$158	$67	$65	$40	$(68)	$475

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
June 30, 2018
Segment net sales	$780	$1,023	$343	$317	$245	$51	$2,759
Depreciation (1)	$146	$53	$35	$30	$13	$10	$287
Research, development and engineering expenses (2)	$27	$51	$41	$29	$5	$59	$212
Income tax (provision) benefit (3)	$(51)	$(41)	$(17)	$(14)	$(8)	$21	$(110)
Segment net income (loss) (4)	$192	$150	$64	$54	$31	$(78)	$413

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Six months ended
June 30, 2019
Segment net sales	$1,666	$2,154	$678	$728	$503	$107	$5,836
Depreciation (1)	$301	$119	$72	$63	$25	$23	$603
Research, development and engineering expenses (2)	$55	$110	$82	$58	$10	$112	$427
Income tax (provision) benefit (3)	$(110)	$(82)	$(31)	$(32)	$(19)	$37	$(237)
Segment net income (loss) (4)	$421	$300	$116	$120	$71	$(140)	$888

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Six months ended
June 30, 2018
Segment net sales	$1,525	$1,909	$621	$639	$477	$101	$5,272
Depreciation (1)	$290	$105	$68	$59	$27	$21	$570
Research, development and engineering expenses (2)	$50	$100	$80	$58	$10	$116	$414
Income tax (provision) benefit (3)	$(100)	$(71)	$(29)	$(28)	$(15)	$41	$(202)
Segment net income (loss) (4)	$377	$259	$110	$106	$58	$(152)	$758

(1)Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.

(2)Research, development and engineering expenses include direct project spending that is identifiable to a segment.

(3)Income tax provision (benefit) reflects a tax rate of 21%.

(4)Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income to consolidated net income below.

© 2019 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales of reportable segments and All Other	$2,986	$2,759	$5,836	$5,272
Impact of foreign currency movements (1)	(46)	(12)	(84)	(25)
Net sales	$2,940	$2,747	$5,752	$5,247

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies and Environmental Technologies segments.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income of reportable segments	$543	$491	$1,028	$910
Net loss of All Other	(68)	(78)	(140)	(152)
Unallocated amounts:
Impact of foreign currency movements	(36)	(32)	(73)	(68)
(Loss) gain on foreign currency hedges related to translated earnings	(107)	458	77	(164)
Translation (loss) gain on Japanese yen-denominated debt	(36)	37	(21)	(2)
Litigation, regulatory and other legal matters				(132)
Research, development, and engineering expenses	(35)	(30)	(71)	(68)
Equity in earnings of affiliated companies (1)	28	30	54	69
Amortization of intangibles	(28)	(22)	(57)	(41)
Interest expense, net	(49)	(34)	(94)	(73)
Income tax benefit (provision)	2	(16)	37	(48)
Other corporate items	(122)	(66)	(149)	(82)
Net income	$92	$738	$591	$149

(1)Primarily represents the equity earnings of HSG.

© 2019 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations. This interim MD&A should be read in conjunction with the MD&A in our 2018 Form 10-K. The various sections of this MD&A contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2018 Form 10-K, and as may be updated in our Forms 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2019.

Our MD&A includes the following sections:

•Overview

•Results of Operations

•Core Performance Measures

•Reportable Segments

•Capital Resources and Liquidity

•Critical Accounting Estimates

•Environment

•Forward-Looking Statements

OVERVIEW

Strategy and Capital Allocation Framework and recently introduced Strategy and Growth Framework

In October 2015, Corning announced a strategy and capital allocation framework (the “Framework”) that reflects the Company’s financial and operational strengths, as well as its ongoing commitment to increasing shareholder value.  The Framework outlined our leadership priorities and articulated the opportunities we saw across our businesses.  We designed the Framework to create significant value for shareholders by focusing our portfolio and leveraging our financial strength.  Under the Framework, we targeted generating $26 billion to $30 billion of cash through 2019, returning more than $12.5 billion to shareholders and investing $10 billion to extend our leadership positions and deliver growth.  As of June 30, 2019, Corning met its goal of returning more than $12.5 billion to shareholders and is on track to invest $11 billion for growth and extended leadership.

On June 14, 2019, Corning introduced its 2020-2023 Strategy and Growth Framework.  From 2020 to 2023, the company plans to invest $10 billion to $12 billion for growth and to return $8 billion to $10 billion to shareholders.

Corning’s Frameworks outline the company’s leadership priorities.  With both the nearly completed Strategy & Capital Allocation Framework and the new Strategy & Growth Framework, Corning plans to focus its portfolio and utilize its financial strength.  Our probability of success increases as we invest in our world-class capabilities.  Corning is concentrating approximately 80% of its research, development and engineering investment and capital spending on a cohesive set of three core technologies, four manufacturing and engineering platforms, and five market-access platforms.  This strategy allows us to quickly apply our talents and repurpose our assets as needed.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Summary of results for the three and six months ended June 30, 2019

Net sales for the three and six months ended June 30, 2019 were $2,940 million and $5,752 million, compared to $2,747 million and $5,247 million, respectively, during the same periods in 2018. Net sales in the Optical Communications segment increased $67 million and $245 million, respectively. Growth from multi-year hyperscale data center projects drove the increase in enterprise sales in both periods. Sales in carrier networks were down in the three months and up in the six months ended June 30, 2019. Increased sales of fiber were more than offset by a decrease in sales of North American fiber-to-the-home during the current quarter. The acquisition of 3M’s Communication Markets Division (“CMD”), which took place during the second quarter of 2018, also contributed to sales growth. Net sales in the Display Technologies segment increased by $68 million and $141 million, respectively, for the three and six months ended June 30, 2019, with volume increases in the mid-teens in percentage terms more than offsetting moderate price declines. The Specialty Materials segment net sales increased by $26 million and $57 million, respectively, resulting from higher sales of Gorilla Glass products in both periods and higher sales of Advanced Optics products contributing to year-to-date results. Net sales for Environmental Technologies increased $49 million and $89 million, respectively, driven by sales growth of gas particulate filters and heavy-duty diesel products. Life Sciences sales increased by $15 million and $26 million, respectively.

In the second quarter of 2019, we generated net income of $92 million, or $0.09 per share, compared to net income of $738 million, or $0.78 per share, for the same period in 2018. The decrease in net income of $646 million, was primarily driven by the following items (amounts presented after-tax):

•Translated earnings losses in the current period of $84 million compared to gains in the prior period of $410 million;

•The negative impact of discrete tax and other tax-related items in the amount of $90 million, largely driven by changes to our tax reserves and changes in our foreign valuation allowances for deferred tax assets;

•Translation losses on Japanese yen-denominated debt in the current period compared to gains in the prior period resulting in $57 million of negative change; and

•Higher costs of $33 million, primarily accelerated depreciation, within the Display Technologies segment.

The decreases in net income outlined above were offset by higher net income across all operating segments of $62 million driven by higher sales.

Diluted earnings per share decreased by $0.69 per share when compared to the second quarter of 2018, driven by the decrease in net income described, offset by the repurchase of 35.8 million shares of common stock over the last twelve months.

In the first half of 2019, we generated net income of $591 million, or $0.65 per share, compared to a net income of $149 million, or $0.12 per share, for the same period in 2018. The increase in net income of $442 million, was primarily driven by the following items (amounts presented after-tax):

•Higher net income across all operating segments of $130 million driven by higher sales;

•An increase of $181 million in translated earnings contract gains;

•The positive impact of discrete tax and other tax-related items in the amount of $126 million, largely driven by the absence of a $172 million IRS audit settlement recorded in the first quarter of 2018 offset by changes to our tax reserves and a release of foreign valuation allowances on deferred tax assets; and

•The absence of a $103 million charge related to legal matters, including a ruling in an intellectual property lawsuit and developments in civil litigation matters recorded in the first quarter of 2018.

The increases in net income outlined above were offset by other net charges and credits of $20 million, primarily driven by accelerated depreciation within the Display Technologies segment and other corporate charges.

Diluted earnings per share increased by $0.53 per share when compared to the first half of 2018, driven by the increase in net income described above, offset by the repurchase of 35.8 million shares of common stock over the last twelve months.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the three and six months ended June 30, 2019 when compared to the same periods in 2018.

© 2019 Corning Incorporated. All Rights Reserved.

Index

2019 Corporate Outlook

We believe 2019 will be another year of strong growth and investment, consistent with our Strategy and Capital Allocation Framework and recently introduced Strategy and Growth Framework. In our Display Technologies segment, we expect full year 2019 price declines to improve further to a low-to mid-single digit percentage. We anticipate Corning’s display glass volume will grow by high-single digits driven by television screen size growth and the ramp of our Gen 10.5 facility in Hefei, China. In the Optical Communications segment, we expect sales to increase by a low-to-mid-single digit percentage, including the impact of a full year of sales from the acquisition of CMD. We expect growth in the Specialty Materials segment, the rate of which will depend on the adoption of our innovations. We expect low-teen percentage growth in our Environmental Technologies segment. We anticipate a mid-single digit percentage growth in sales for the Life Sciences segment.

© 2019 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three and six months ended June 30, 2019 and 2018 follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Net sales	$2,940	$2,747	7%	$5,752	$5,247	10%

Gross margin	$1,065	$1,072	(1%)	$2,164	$2,027	7%
(gross margin %)	36%	39%		38%	39%

Selling, general and administrative expenses	$414	$412	0%	$815	$913	(11%)
(as a % of net sales)	14%	15%		14%	17%

Research, development and engineering expenses	$249	$243	2%	$498	$484	3%
(as a % of net sales)	8%	9%		9%	9%

Translated earnings contract gain (loss), net	$(107)	$458	*	$77	$(164)	*
(as a % of net sales)	*	17%		1%	*

Income before income taxes	$216	$864	(75%)	$791	$399	98%
(as a % of net sales)	7%	31%		14%	8%

Provision for income taxes	$(124)	$(126)	2%	$(200)	$(250)	20%
(as a % of net sales)	*	*		*	*

Net income attributable to Corning Incorporated	$92	$738	(88%)	$591	$149	297%
(as a % of net sales)	3%	27%		10%	3%

*Not meaningful.

Segment Net Sales

The following table presents segment net sales by reportable segment and All Other (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Display Technologies	$848	$780	9%	$1,666	$1,525	9%
Optical Communications	1,090	1,023	7%	2,154	1,909	13%
Specialty Materials	369	343	8%	678	621	9%
Environmental Technologies	366	317	15%	728	639	14%
Life Sciences	260	245	6%	503	477	5%
All Other	53	51	4%	107	101	6%
Total segment net sales	$2,986	$2,759	8%	$5,836	$5,272	11%
Constant-currency adjustment	(46)	(12)	(283)%	(84)	(25)	(236)%
Consolidated net sales	$2,940	$2,747	7%	$5,752	$5,247	10%

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the three months ended June 30, 2019, net sales of operating segments increased by $227 million, or 8%, when compared to the same period in 2018. The primary sales drivers by segment were as follows:

•Display Technologies net sales increased $68 million compared to the prior year, with the increase in glass volume in the mid-teens in percentage terms more than offsetting moderate price declines;

•An increase of $67 million in the Optical Communications segment, due to higher sales of enterprise network products, up $83 million, offset by a sales decrease of $16 million for carrier products. These results include the impact of sales from the acquisition of CMD;

•An increase of $26 million in the Specialty Materials segment, primarily driven by higher sales of Gorilla Glass;

•An increase of $49 million in the Environmental Technologies segment, driven primarily by sales growth of gas particulate filters and heavy-duty diesel products; and

•An increase of $15 million in the Life Sciences segment.

Movements in foreign exchange rates decreased Corning’s consolidated net sales in the amount of $34 million in the three months ended June 30, 2019, when compared to the prior year.

For the six months ended June 30, 2019, net sales of operating segments increased by $564 million, or 11%, when compared to the same period in 2018. The primary sales drivers by segment were as follows:

•Display Technologies net sales increased $141 million compared to the prior year, with the increase in glass volume in the mid-teens in percentage terms more than offsetting moderate price declines;

•An increase of $245 million in the Optical Communications segment, due to higher sales of enterprise and carrier network products, up $157 million and $88 million, respectively, including the impact of sales from the acquisition of CMD;

•An increase of $57 million in the Specialty Materials segment, driven by higher sales of Gorilla Glass and Advanced Optics products;

•An increase of $89 million in the Environmental Technologies segment, driven primarily by sales growth of gas particulate filters and heavy-duty diesel products; and

•An increase of $26 million in the Life Sciences segment.

Movements in foreign exchange rates decreased Corning’s consolidated net sales in the amount of $59 million in the six months ended June 30, 2019, when compared to the prior year.

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

Gross Margin

In the three and six months ended June 30, 2019, gross margin decreased by $7 million and 1% and increased by $137 million or 7%, respectively. Gross margin was negatively impacted by $75 million and $52 million, respectively, primarily due to increased accelerated depreciation for the Display Technologies segment and capacity expansion in China.

Selling, General and Administrative Expenses

When compared to the second quarter of 2018, selling, general and administrative expenses were similar in the three months ended June 30, 2019.

When compared to the first half of 2018, selling, general and administrative expenses decreased by $98 million, or 11%, in the six months ended June 30, 2019. The decrease was due to the absence of a $132 million charge related to legal matters in 2018, including a ruling in an intellectual property lawsuit and developments in civil litigation matters; partially offset by an increase of $39 million in the Optical Communications segment, driven largely by the acquisition of CMD in June 2018.

Selling, general and administrative expenses remained constant as a percentage of sales at 14% for the three and six months ended June 30, 2019.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Research, Development and Engineering Expenses

For the three and six months ended June 30, 2019, research, development and engineering expenses increased by $6 million, or 2%, and $14 million, or 3%, respectively, when compared to the same periods last year, driven by higher costs associated with new product launches and our emerging businesses. As a percentage of sales, these expenses decreased by 1% and remained constant, respectively, when compared to the same periods last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Hemlock Semiconductor Group	$35	$31	$60	$70
All other	(2)		(2)
Total equity earnings	$33	$31	$58	$70

Equity in earnings of affiliated companies for the six months ended June 30, 2019 decreased by $12 million, driven primarily by the absence of a gain recorded in the first quarter of 2018 resulting from a legal settlement.

Translated earnings contract (loss) gain, net

Included in the line item Translated earnings contract (loss) gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and British pound and its impact on our net earnings. The following table provides detailed information on the impact of our translated earnings contract gains and losses:

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		2019 vs. 2018
	Loss		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	Loss	taxes	Income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$8	$6	$23	$18	$(15)	$(12)
Unrealized (loss) gain, net (1)	(115)	(90)	435	387	(550)	(477)
Total translated earnings contract (loss) gain, net	$(107)	$(84)	$458	$405	$(565)	$(489)

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		2019 vs. 2018
	Income		Loss		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	Loss	taxes	income
Hedges related to translated earnings:
Realized gain, net	$15	$12	$33	$26	$(18)	$(14)
Unrealized gain (loss), net (1)	62	48	(197)	(160)	259	208
Total translated earnings contract gain (loss), net	$77	$60	$(164)	$(134)	$241	$194

(1)The impact to income was primarily driven by yen-denominated hedges of translated earnings.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The gross notional value outstanding on our translated earnings contracts at June 30, 2019 and December 31, 2018 were as follows (in billions):

	June 30,	December 31,
	2019	2018
Japanese yen-denominated hedges	$10.6	$11.6
South Korean won-denominated hedges	0.4	0.1
Euro-denominated hedges	1.9	1.2
Other hedges	0.6	0.7
Total gross notional value outstanding	$13.5	$13.6

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income before income taxes in the three and six months ended June 30, 2019 when compared to the same periods in 2018.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Provision for income taxes	$(124)	$(126)	$(200)	$(250)
Effective tax rate	57.4%	14.6%	25.3%	62.7%

For the three and six months ended June 30, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional net tax expense of $86 million driven by changes to our tax reserves, rate differences on income (loss) of consolidated foreign companies, estimated impact of base erosion and BEAT offset by the expected benefits related to FDII and the release of foreign valuation allowances on deferred tax assets.

For the three months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to a reduction in the estimated impact of BEAT attributable to year-to-date losses from foreign exchange and translated earnings contracts, additional tax amounts related to GILTI and a benefit from the release of a foreign valuation allowance on deferred tax assets.

For the six months ended June 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional tax expense of $172 million related to a preliminary agreement with the IRS to settle the income tax audit for the years 2013 and 2014, additional tax amounts related to GILTI and a benefit from the release of a foreign valuation allowance on deferred tax assets. The company expects to make a payment before the end of the year of approximately $40 million for the 2013-2014 tax audit settlements with the IRS. As of June 30, 2019, the company is not expecting any significant movements in the uncertain tax benefits in the next twelve months.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Net Income Attributable to Corning Incorporated

Our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Corning Incorporated	$92	$738	$591	$149
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$68	$714	$542	$100
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$68	$738	$591	$100
Basic earnings per common share	$0.09	$0.87	$0.69	$0.12
Diluted earnings per common share	$0.09	$0.78	$0.65	$0.12

Weighted-average common shares outstanding - basic	781	819	782	833
Weighted-average common shares outstanding - diluted	789	943	906	843

(1)Refer to Note 6 (Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income

For the three months ended June 30, 2019 comprehensive income decreased by $152 million when compared to the same period in 2018, due to lower net income of $646 million offset by $466 million of positive impacts from the change in foreign currency translation gains and losses, driven primarily by the Japanese yen and Korean won.

For the six months ended June 30, 2019 comprehensive income increased by $515 million when compared to the same period in 2018, primarily due to an increase in net income of $442 million and $92 million of positive impacts from the change in foreign currency translation gains and losses, driven primarily by the euro and the Chinese yuan. These impacts were partially offset by $53 million related to the adoption of the new standard for reclassification of stranded tax effects in AOCI.

Refer to Note 12 (Shareholders’ Equity) to the consolidated financial statements for additional information.

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we adjust certain measures provided by our consolidated financial statements to exclude specific items to report core performance measures. These items include gains and losses on our translated earnings contracts, acquisition-related costs, certain discrete tax items, restructuring and restructuring-related charges, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates. Corning utilizes constant-currency reporting for our Display Technologies and Specialty Materials segments for the Japanese yen, South Korean won, Chinese yuan and new Taiwan dollar currencies. Effective January 1, 2019, Corning also began using constant-currency reporting for our Environmental Technologies and Life Sciences segments for the euro, Japanese yen and Chinese yuan. The Company believes that the use of constant-currency reporting allows investors to understand our results without the volatility of currency fluctuations, and reflects the underlying economics of the translated earnings contracts used to mitigate the impact of changes in currency exchange rates on our earnings and cash flows. Corning also believes that reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.

Core performance measures are not prepared in accordance with GAAP.  We believe investors should consider these non-GAAP measures in evaluating our results as they are more indicative of our core operating performance and how management evaluates our operational results and trends.  These measures are not, and should not be viewed as a substitute for, GAAP reporting measures.  With respect to the Company’s outlooks for future periods, it is not possible to provide reconciliations for these non-GAAP measures because the Company does not forecast foreign currency exchange rates or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control.  As a result, the Company is unable to provide outlook information on a GAAP basis.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures” below.

© 2019 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Core net sales	$2,986	$2,759	8%	$5,836	$5,272	11%
Core equity in earnings of affiliated companies	$28	$32	(13)%	$54	$57	(5)%
Core earnings	$410	$359	14%	$775	$658	18%

Core Net Sales

Core net sales are consistent with net sales by operating segment. Net sales by operating segment are presented below (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Display Technologies	$848	$780	9%	$1,666	$1,525	9%
Optical Communications	1,090	1,023	7%	2,154	1,909	13%
Specialty Materials	369	343	8%	678	621	9%
Environmental Technologies	366	317	15%	728	639	14%
Life Sciences	260	245	6%	503	477	5%
All Other	53	51	4%	107	101	6%
Total net sales of operating segments	$2,986	$2,759	8%	$5,836	$5,272	11%

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Hemlock Semiconductor Group	$24	$31	$50	$56
All other	4	1	4	1
Total core equity earnings	$28	$32	$54	$57

Core Earnings

For the three months ended June 30, 2019, we generated core earnings of $410 million, or $0.45 per share, compared to core earnings generated in the three months ended June 30, 2018 of $359 million, or $0.38 per share. The increase of $51 million was due to increased earnings across all operating segments.

For the six months ended June 30, 2019, we generated core earnings of $775 million, or $0.86 per share, compared to core earnings generated in the six months ended June 30, 2018 of $658 million, or $0.69 per share. The increase of $117 million was due to increased earnings across all operating segments.

Included in core earnings for the three and six months ended June 30, 2019 and 2018 is net periodic pension expense in the amounts of $21 million and $42 million, respectively, and $13 million and $25 million respectively.

Refer to Note 8 (Employee Retirement Plans) to the consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Core earnings attributable to Corning Incorporated	$410	$359	$775	$658
Less: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - basic	386	335	726	609
Add: Series A convertible preferred stock dividend	24	24	49	49
Core earnings available to common stockholders - diluted	$410	$359	$775	$658

Weighted-average common shares outstanding - basic	781	819	782	833
Effect of dilutive securities:
Stock options and other dilutive securities	8	9	9	10
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	904	943	906	958
Core basic earnings per common share	$0.49	$0.41	$0.93	$0.73
Core diluted earnings per common share	$0.45	$0.38	$0.86	$0.69

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended June 30, 2019
			Income before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,940	$33	$216	$92	57.4%	$0.09
Constant-currency adjustment (1)	46		36	43		0.05
Translation loss on Japanese yen-denominated debt (2)			36	28		0.04
Translated earnings contract loss (3)			107	84		0.11
Acquisition-related costs (4)			34	26		0.03
Discrete tax items and other tax-related adjustments (5)				74		0.09
Restructuring, impairment and other charges and credits (7)		6	67	53		0.07
Equity in earnings of affiliated companies (8)		(11)	(11)	(9)		(0.01)
Pension mark-to-market adjustment (9)			24	19		0.02
Core performance measures	$2,986	$28	$509	$410	19.4%	$0.45

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

© 2019 Corning Incorporated. All Rights Reserved.

Index

	Three Months Ended June 30, 2018
			Income before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,747	$31	$864	$738	14.6%	$0.78
Constant-currency adjustment (1)	12	1	32	37		0.04
Translation gain on Japanese yen-denominated debt (2)			(37)	(29)		(0.03)
Translated earnings contract gain (3)			(465)	(410)		(0.43)
Acquisition-related costs (4)			39	30		0.03
Discrete tax items and other tax-related adjustments (5)				(28)		(0.03)
Restructuring, impairment and other charges and credits (7)			26	20		0.02
Pension mark-to-market adjustment (9)			1	1
Core performance measures	$2,759	$32	$460	$359	22.0%	$0.38

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

	Six Months Ended June 30, 2019
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported – GAAP	$5,752	$58	$791	$591	25.3%	$0.65
Constant-currency adjustment (1)	84	1	73	74		0.08
Translation loss on Japanese yen-denominated debt (2)			21	17		0.02
Translated earnings contract gain (3)			(77)	(60)		(0.07)
Acquisition-related costs (4)			71	54		0.06
Discrete tax items and other tax-related adjustments (5)				31		0.03
Restructuring, impairment and other charges and credits (7)		6	74	58		0.06
Equity in earnings of affiliated companies (8)		(11)	(11)	(9)		(0.01)
Pension mark-to-market adjustment (9)			24	19		0.02
Core performance measures	$5,836	$54	$966	$775	19.8%	$0.86

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

© 2019 Corning Incorporated. All Rights Reserved.

Index

	Six Months Ended June 30, 2018
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$5,247	$70	$399	$149	62.7%	$0.12
Constant-currency adjustment (1)	25	1	68	68		0.08
Translation loss on Japanese yen-denominated debt (2)			2	2
Translated earnings contract loss (3)			147	121		0.14
Acquisition-related costs (4)			58	45		0.05
Discrete tax items and other tax-related adjustments (5)				143		0.17
Litigation, regulatory and other legal matters (6)			132	103		0.12
Restructuring, impairment and other charges and credits (7)			49	38		0.05
Equity in earnings of affiliated companies (8)		(14)	(14)	(12)		(0.01)
Pension mark-to-market adjustment (9)			1	1
Core performance measures	$5,272	$57	$842	$658	21.9%	$0.69

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Items which we exclude from GAAP measures to report core performance measures are as follows:

(1)

Constant-currency adjustment:  Because a significant portion of segment revenues and expenses are denominated in currencies other than the US dollar, management believes it is important to understand the impact on core earnings of translating these currencies into U.S. dollars.  Our Display Technologies segment sales and net income are primarily denominated in Japanese yen, but also impacted by the Korean won, Chinese yuan, and new Taiwan dollar.  Beginning January 1, 2019, as our Environmental Technologies and Life Science segments sales and net income are impacted by the euro, Chinese yuan and Japanese yen, these segments will also be presented on a constant-currency basis.  We have not recast the prior periods for these two segments as the impact of fluctuations in these currencies are not material for prior periods.  Presenting results on a constant-currency basis mitigates the translation impact and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  We establish constant-currency rates based on internally derived management estimates which are closely aligned with the currencies we have hedged.

Constant-currency rates are as follows:
	Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro
	Rate	¥107	₩1,175	¥6.7	NT$31	€.81

(2)	Translation (gain) loss on Japanese yen-denominated debt: We have excluded the gain or loss on the translation of our yen-denominated debt to U.S. dollars.
(3)

Translated earnings contract (gain) loss: We have excluded the impact of the realized and unrealized gains and losses of our Japanese yen, euro, South Korean won, new Taiwan dollar and Chinese yuan-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our British pound-denominated foreign currency hedges related to translated earnings.

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
(7)

Restructuring, impairment and other charges and credits: This amount includes restructuring, impairment and other charges and credits, as well as other expenses which are not related to continuing operations and are not classified as restructuring expense.

(8)

Equity in earnings of affiliated companies: These adjustments relate to costs not related to continuing operations of our affiliated companies, such as restructuring, impairment, other charges and credits and settlements under “take-or-pay” contracts.

(9)

Pension mark-to-market adjustment: Defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.

© 2019 Corning Incorporated. All Rights Reserved.

Index

REPORTABLE SEGMENTS

Our reportable segments are as follows:

•Display Technologies – manufactures glass substrates primarily for flat panel displays.

•Optical Communications – manufactures carrier and enterprise network components for the telecommunications industry.

•Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.

•Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel emission control applications.

•Life Sciences – manufactures glass and plastic labware, equipment, media and reagents enabling workflow solutions for scientific applications.

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

We prepared the financial results for our reportable segments on a basis consistent with our internal disaggregation of financial information to assist in making internal operating decisions. We use a segment tax rate of 21% when presenting segment information. The impact of changes in the Japanese yen, euro, Korean won, Chinese yuan and new Taiwan dollar are excluded from segment sales and segment net income for the Display Technologies, Specialty Materials, Environmental Technologies and Life Science segments. Certain corporate income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income. These include items that are not used by our CODM in evaluating the results of, or in allocating resources to, our segments and include the following items: the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment and other charges and credits; adjustments relating to acquisitions; and other non-recurring non-operational items. Although we exclude these amounts from segment results, they are included in reported consolidated results.

We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income. We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information. Segment net income may not be consistent with measures used by other companies.

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$848	$780	9%	$1,666	$1,525	9%
Segment net income	$213	$192	11%	$421	$377	12%

Net sales in the Display Technologies segment increased by $68 million and $141 million in the three and six months ended June 30, 2019, respectively, with the increase in glass volume in the mid-teens in percentage terms more than offsetting moderate price declines.

Net income in the Display Technologies segment increased by $21 million and $44 million in the three and six months ended June 30, 2019, respectively, driven by the increase in sales outlined above.

Outlook:

For the third quarter of 2019, we expect display glass market volume to be consistent on a year-over-year basis, and our volume to grow faster than the market. Third-quarter display glass prices are expected to be consistent with second quarter.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$1,090	$1,023	7%	$2,154	$1,909	13%
Segment net income	$158	$150	5%	$300	$259	16%

Net sales in the Optical Communications segment increased by $67 million, or 7%, and $245 million, or 13%, respectively, for the three and six months ended June 30, 2019. Sales of enterprise network products increased by $83 million and $157 million, respectively, largely due to growth from multi-year hyperscale data center projects. Sales in carrier networks decreased by $16 million and increased by $88 million, respectively. Sales of fiber were more than offset by a decrease in sales of North American fiber-to-the-home during the current quarter. The acquisition of CMD, which took place during the second quarter of 2018, also contributed to sales growth for both periods.

Net income increased by $8 million, or 5%, and $41 million, or 16%, respectively, for the three and six months ended June 30, 2019. The increase was driven by the increase in sales, outlined above.

Outlook:

In the third quarter, Optical Communications sales are expected to decrease by low-single digits on a year-over-year basis.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$369	$343	8%	$678	$621	9%
Segment net income	$67	$64	5%	$116	$110	5%

Net sales in the Specialty Materials segment increased by $26 million, or 8%, and $57 million, or 9%, respectively, for the three and six months ended June 30, 2019. Higher sales of Gorilla Glass products were the primary driver of the sales increase in the current quarter, while increased sales of Gorilla Glass and Advanced Optics products drove the increase for the six months ended June 30, 2019.

Net income increased by $3 million, or 5%, and $6 million, or 5% for the three and six months ended June 30, 2019, primarily driven by the increase in sales outlined above.

Outlook:

In the third quarter of 2019, Specialty Materials sales are expected to be consistent on a year-over-year basis.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$366	$317	15%	$728	$639	14%
Segment net income	$65	$54	20%	$120	$106	13%

Net sales in the Environmental Technologies segment increased $49 million, or 15%, and $89 million, or 14%, for the three and six months ended June 30, 2019, respectively. Automotive product sales increased $31 million and $55 million for the three and six months ended June 30, 2019, due to continued sales growth of gas particulate filters. Diesel product sales increased $18 million and $34 million for the three and six months ended June 30, 2019, respectively, driven by heavy-duty sales growth in North America and China.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Net income increased by $11 million, or 20%, and $14 million, or 13%, for the three and six months ended June 30, 2019, respectively. The increase was driven by the sales increase outlined above.

Outlook:

Third quarter sales are expected to increase by a low-teen percentage on a year-over-year basis.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$260	$245	6%	$503	$477	5%
Segment net income	$40	$31	29%	$71	$58	22%

Net sales in the Life Sciences segment increased by $15 million, or 6%, and $26 million, or 5%, respectively, for the three and six months ended June 30, 2019.

Net income increased by $9 million, or 29%, and $13 million, or 22%, for the three and six months ended June 30, 2019, respectively. The increase was driven by the sales increase outlined above and improved manufacturing efficiencies.

Outlook:

Third quarter sales are expected to increase by a mid-single digit percentage on a year-over-year basis.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and net income for All Other (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$53	$51	4%	$107	$101	6%
Segment net loss	$(68)	$(78)	13%	$(140)	$(152)	8%

Net sales of this segment increased by $2 million, or 4%, and $6 million, or 6% for the three and six months ended June 30, 2019 when compared to the same periods in 2018, driven primarily by an increase in sales in our emerging businesses. Net loss decreased by $10 million, or 13%, and $12 million, or 8%, primarily driven by the increase in sales.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

There were no significant items that impacted Corning’s financing structure in the six months ended June 30, 2019.

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

Share Repurchase Program

In December 2016, Corning’s Board of Directors approved a $4 billion share repurchase program with no expiration date (the “2016 Repurchase Program”). On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”).

© 2019 Corning Incorporated. All Rights Reserved.

Index

In the three and six months ended June 30, 2019, the Company repurchased 4.8 and 12.6 million shares of common stock on the open market for approximately $151 million and $395 million, respectively, as part of its 2018 Repurchase Program.

In the three and six months ended June 30, 2018, the Company repurchased 24.6 million and 51.6 million shares of common stock on the open market for approximately $674 million and $1,488 million, respectively, as part of its 2016 Repurchase Program.

On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Authorization”).

Capital Spending

Capital spending totaled $1.1 billion for the six months ended June 30, 2019. We expect our 2019 capital expenditures to be slightly more than $2.0 billion.

Cash Flow

Summary of cash flow data (in millions):

	Six months ended
	June 30,
	2019	2018
Net cash provided by operating activities	$124	$1,035
Net cash used in investing activities	$(1,034)	$(1,755)
Net cash used in financing activities	$(262)	$(1,578)

Net cash provided by operating activities decreased by $911 million in the six months ended June 30, 2019, when compared to the same period in the prior year. The change was primarily driven by fewer customer deposits and incentives received of $574 million, and negative changes in certain working capital items, most notably accounts payable and other liabilities of $219 million and accounts receivable of $160 million.

Net cash used in investing activities decreased by $721 million in the six months ended June 30, 2019 when compared to the same period last year, primarily resulting from the absence of acquisition costs in the current period. We acquired CMD in the second quarter of 2018 for a cash cost of $794 million.

Net cash used in financing activities in the six months ended June 30, 2019 decreased by $1.3 billion when compared to the same period last year, driven primarily by a decrease of $1.1 billion in share repurchases.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	June 30,	December 31,
	2019	2018

Working capital	$2,895	$3,723
Current ratio	1.8:1	2.1:1
Trade accounts receivable, net of allowances	$2,103	$1,940
Days sales outstanding	64	58
Inventories	$2,291	$2,037
Inventory turns	3.4	3.6
Days payable outstanding (1)	41	55
Long-term debt	$6,080	$5,994
Total debt to total capital	33%	30%

(1)Includes trade payables only.

Management Assessment of Liquidity

We ended the first half of 2019 with approximately $1.2 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world, with approximately 88% held outside of the United States, and are generally unrestricted. We utilize a variety of financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes. The Company’s Revolving Credit Agreement is available to support obligations under the commercial paper program, if needed. At December 31, 2018 Corning had no outstanding commercial paper. As of June 30, 2019, Corning had $446 million of outstanding commercial paper.

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

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. At June 30, 2019, our leverage using this measure was approximately 33%. As of June 30, 2019, we were in compliance and no amounts were outstanding.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of June 30, 2019, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in our 2018 Form 10-K and remain unchanged through the first six months of 2019. For certain items, additional details are provided below.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

At June 30, 2019 and December 31, 2018, the carrying value of precious metals was higher than the fair market value by $380 million and $719 million, respectively. These precious metals are utilized by the Display Technologies and Specialty Materials segments. Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments. The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments. Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At June 30, 2019 and December 31, 2018, Corning had accrued approximately $26 million and $30 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the SEC on Forms 8-K, and related comments by management that are not historical facts or information and contain words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “seek,” “see,” “would,” and “target” and similar expressions are forward-looking statements. Such statements relate to future events that by their nature address matters that are, to different degrees, uncertain. These forward-looking statements relate to, among other things, the company’s future operating performance, the company's share of new and existing markets, the company's revenue and earnings growth rates, the company’s ability to innovate and commercialize new products, and the company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the company’s manufacturing capacity.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the company, actual results could differ materially. The company does not undertake to update forward-looking statements. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

the effects of acquisitions, dispositions and other similar transactions;

global business, financial, economic and political conditions;

tariffs and import duties;

currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, new Taiwan dollar, euro, Chinese yuan and South Korean won;

product demand and industry capacity;

competitive products and pricing;

availability and costs of critical components and materials;

new product development and commercialization;

order activity and demand from major customers;

the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;

possible disruption in commercial activities due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, or major health concerns;

loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;

unanticipated disruption to equipment, facilities, IT systems or operations;

effect of regulatory and legal developments;

ability to pace capital spending to anticipated levels of customer demand;

rate of technology change;

ability to enforce patents and protect intellectual property and trade secrets;

adverse litigation;

product and components performance issues;

retention of key personnel;

customer ability, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund ongoing operations and manufacturing expansions and pay receivables when due;

loss of significant customers;

changes in tax laws and regulations including the 2017 Tax Cuts and Jobs Act;

the impacts of audits by taxing authorities;

the potential impact of legislation, government regulations, and other government action and investigations; and

other risks detailed in Corning’s SEC filings.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. See our 2018 Form 10-K, Part I, Item 3. For additional information and updates to estimated liabilities as of June 30, 2019, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the second quarter of 2019:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share	or program	or programs

April 1 - 30, 2019	1,259,901	$34.08	901,953
May 1 - 31, 2019	2,344,793	30.22	2,344,480
June 1 - 30, 2019	1,572,072	31.19	1,571,933	$953,263,578
Total	5,176,766	$31.45	4,818,366	$953,263,578

(1)This column reflects the following transactions during the second quarter of 2019: (i) the deemed surrender to us of 323,724 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 32,838 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; (iii) the deemed surrender to us of 1,838 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options; and (iv) the purchase of 4,818,366 shares of common stock under the 2018 Repurchase Program.

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

Corning Incorporated
(Registrant)

July 31, 2019	/s/ Edward A. Schlesinger
Date	Edward A. Schlesinger
Senior Vice President and Corporate Controller

© 2019 Corning Incorporated. All Rights Reserved.