Form 10-Q
period 2019-09-30
CORNING INC /NY
filed 2019-10-30
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GLW	New York Stock Exchange (NYSE)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 16, 2019
Corning’s Common Stock, $0.50 par value per share	769,109,777 shares

© 2019 Corning Incorporated. All Rights Reserved.

Index

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$2,934	$3,008	$8,686	$8,255
Cost of sales	1,917	1,776	5,505	4,996

Gross margin	1,017	1,232	3,181	3,259

Operating expenses:
Selling, general and administrative expenses	369	439	1,184	1,352
Research, development and engineering expenses	255	244	753	728
Amortization of purchased intangibles	28	27	85	68

Operating income	365	522	1,159	1,111

Equity in earnings of affiliated companies	23	32	81	102
Interest income	4	7	16	29
Interest expense	(55)	(45)	(161)	(140)
Translated earnings contract gain, net (Note 11)	86	230	163	66
Other (expense) income, net	(15)	12	(59)	(11)

Income before income taxes	408	758	1,199	1,157
Provision for income taxes (Note 5)	(71)	(133)	(271)	(383)

Net income attributable to Corning Incorporated	$337	$625	$928	$774

Earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.40	$0.75	$1.10	$0.85
Diluted (Note 6)	$0.38	$0.67	$1.03	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income attributable to Corning Incorporated	$337	$625	$928	$774

Foreign currency translation adjustments and other	(238)	(128)	(310)	(292)
Net unrealized (losses) gains on investments	(1)		1
Unamortized losses and prior service credits for postretirement benefit plans	4		(48)	(6)
Net unrealized (losses) gains on designated hedges	(22)	27	(20)	4
Other comprehensive loss, net of tax (Note 13)	(257)	(101)	(377)	(294)

Comprehensive income attributable to Corning Incorporated	$80	$524	$551	$480

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$971	$2,355
Trade accounts receivable, net of doubtful accounts and allowances - $80 and $64	2,024	1,940
Inventories, net of inventory reserves - $198 and $182 (Note 7)	2,337	2,037
Other current assets	824	702
Total current assets	6,156	7,034

Investments	339	376
Property, plant and equipment, net of accumulated depreciation - $12,731 and $11,932	15,083	14,895
Goodwill, net	1,924	1,936
Other intangible assets, net	1,206	1,292
Deferred income taxes (Note 5)	1,109	951
Other assets	1,512	1,021

Total Assets	$27,329	$27,505

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$305	$4
Accounts payable	1,447	1,456
Other accrued liabilities (Note 3 and Note 10)	1,848	1,851
Total current liabilities	3,600	3,311

Long-term debt	6,225	5,994
Postretirement benefits other than pensions (Note 9)	646	662
Other liabilities (Note 3 and Note 10)	3,724	3,652
Total liabilities	14,195	13,619

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 13):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,717 million and 1,713 million	859	857
Additional paid-in capital – common stock	14,295	14,212
Retained earnings	16,555	16,303
Treasury stock, at cost; Shares held: 949 million and 925 million	(19,588)	(18,870)
Accumulated other comprehensive loss	(1,387)	(1,010)
Total Corning Incorporated shareholders’ equity	13,034	13,792
Noncontrolling interests	100	94
Total equity	13,134	13,886

Total Liabilities and Equity	$27,329	$27,505

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$928	$774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,026	895
Amortization of purchased intangibles	85	68
Equity in earnings of affiliated companies	(81)	(102)
Dividends received from affiliated companies		106
Deferred tax (benefit) provision	(85)	53
Incentives and customer deposits	2	691
Translated earnings contract gain	(163)	(66)
Unrealized translation losses on transactions	87	52
Changes in certain working capital items:
Trade accounts receivable	(169)	(197)
Inventories	(338)	(235)
Other current assets	(220)	(36)
Accounts payable and other current liabilities	(71)	94
Other, net	12	(119)
Net cash provided by operating activities	1,013	1,978

Cash Flows from Investing Activities:
Capital expenditures	(1,602)	(1,629)
Purchase of equipment for related party	(9)	(63)
Sale of equipment to related party	62
Acquisition of businesses, net of cash received		(804)
Proceeds from settlement of initial contingent consideration asset		196
Realized gains on translated earnings contracts	50	62
Other, net	(35)	(28)
Net cash used in investing activities	(1,534)	(2,266)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings and current portion of long-term debt		(375)
Proceeds from issuance of long-term debt, net	349	596
Proceeds from the exercise of stock options	43	74
Repurchases of common stock for treasury	(708)	(1,880)
Dividends paid	(554)	(517)
Other, net	37	(14)
Net cash used in financing activities	(833)	(2,116)
Effect of exchange rates on cash	(30)	(10)
Net decrease in cash and cash equivalents	(1,384)	(2,414)
Cash and cash equivalents at beginning of period	2,355	4,317
Cash and cash equivalents at end of period	$971	$1,903

The accompanying notes are an integral part of these consolidated financial statements.

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2018	$2,300	$857	$14,212	$16,303	$(18,870)	$(1,010)	$13,792	$94	$13,886
Net income				499			499	6	505
Other comprehensive loss						(156)	(156)		(156)
Purchase of common stock for treasury					(244)		(244)		(244)
Shares issued to benefit plans and for option exercises			31				31		31
Common Dividends ($0.20 per share)				(158)			(158)		(158)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net (1)				(131)	(2)		(133)	(1)	(134)
Balance, March 31, 2019	$2,300	$857	$14,243	$16,489	$(19,116)	$(1,166)	$13,607	$99	$13,706
Net income				92			92	13	105
Other comprehensive income						36	36		36
Purchase of common stock for treasury					(151)		(151)		(151)
Shares issued to benefit plans and for option exercises		1	34				35		35
Common Dividends ($0.20 per share)				(157)			(157)		(157)
Preferred Dividends ($10,625 per share)				(25)			(25)		(25)
Other, net					(12)		(12)	(16)	(28)
Balance, June 30, 2019	$2,300	$858	$14,277	$16,399	$(19,279)	$(1,130)	$13,425	$96	$13,521
Net income				337			337	4	341
Other comprehensive loss						(257)	(257)		(257)
Purchase of common stock for treasury					(308)		(308)		(308)
Shares issued to benefit plans and for option exercises		1	18				19		19
Common Dividends ($0.20 per share)				(156)			(156)		(156)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				(1)	(1)		(2)		(2)
Balance, September 30, 2019	$2,300	$859	$14,295	$16,555	$(19,588)	$(1,387)	$13,034	$100	$13,134

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2017	$2,300	$854	$14,089	$15,930	$(16,633)	$(842)	$15,698	$72	$15,770
Net (loss) income				(589)			(589)	3	(586)
Other comprehensive income						265	265		265
Purchase of common stock for treasury					(814)		(814)		(814)
Shares issued to benefit plans and for option exercises			30				30		30
Common Dividends ($0.18 per share)				(153)			(153)		(153)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				2	(2)
Balance, March 31, 2018	$2,300	$854	$14,119	$15,166	$(17,449)	$(577)	$14,413	$75	$14,488
Net income				738			738	6	744
Other comprehensive loss						(458)	(458)	(1)	(459)
Purchase of common stock for treasury					(674)		(674)		(674)
Shares issued to benefit plans and for option exercises		1	39				40		40
Common Dividends ($0.18 per share)				(146)			(146)		(146)
Preferred Dividends ($10,625 per share)				(25)			(25)		(25)
Other, net				(2)	(9)		(11)	(6)	(17)
Balance, June 30, 2018	$2,300	$855	$14,158	$15,731	$(18,132)	$(1,035)	$13,877	$74	$13,951
Net income				625			625	8	633
Other comprehensive loss						(101)	(101)		(101)
Purchase of common stock for treasury					(384)		(384)		(384)
Shares issued to benefit plans and for option exercises		1	43				44		44
Common Dividends ($0.18 per share)				(146)			(146)		(146)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net					(1)		(1)	6	5
Balance, September 30, 2018	$2,300	$856	$14,201	$16,186	$(18,517)	$(1,136)	$13,890	$88	$13,978

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Other Accounting Standards

No other accounting standards newly issued or adopted as of September 30, 2019, had a material impact on Corning’s financial statements or disclosures.

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

Revenues by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Display products	$780	$815	$2,395	$2,315

Telecommunication products	1,008	1,117	3,162	3,026

Specialty glass products	463	459	1,141	1,080

Environmental substrate and filter products	380	331	1,084	970

Life science products	250	231	744	708

All Other	53	55	160	156
Total Revenue	$2,934	$3,008	$8,686	$8,255

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Customer Deposits

As of September 30, 2019 and December 31, 2018, Corning had customer deposits of approximately $900 million and $1.0 billion, respectively. The majority of these were non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements. The duration of these long-term supply agreements ranges up to 10 years. As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass. In the nine months ended September 30, 2019, a credit memorandum of $37 million was issued; no such memorandums were issued in 2018. As of September 30, 2019 and December 31, 2018, $851 million and $922 million were recorded as other long-term liabilities, respectively. The remaining $42 million and $54 million, respectively, were classified as other current liabilities.

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

Non-PCC Asbestos Claims

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan. The stay was lifted on August 25, 2016. At September 30, 2019 and December 31, 2018, the amount of the reserve for these non-PCC asbestos claims was estimated to be $99 million and $146 million, respectively. The change in reserve reflects post-stay claim experience and a reduction in expected defense costs. The reserve balance as of September 30, 2019 represents the undiscounted projection of claims and related legal fees for the estimated life of the litigation.

Dow Corning Chapter 11 Related Matters

Until June 1, 2016, Corning and The Dow Chemical Company (“Dow”) each owned 50% of the common stock of Dow Corning Corporation (“Dow Corning”). On May 31, 2016, Corning and Dow realigned their ownership interest in Dow Corning. Corning retained its indirect ownership interest in the Hemlock Semiconductor Group (“HSG”) and formed a new entity which had been capitalized by Dow Corning with $4.8 billion. Following the realignment, Corning no longer owned any interest in Dow Corning. With the realignment, Corning agreed to indemnify Dow Corning for 50% of Dow Corning’s non-ordinary course, pre-closing liabilities to the extent such liabilities exceed the amounts reserved for them by Dow Corning as of May 31, 2016, subject to certain conditions and limits.

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million. In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits. As of September 30, 2019, Dow Corning had recorded a reserve for breast implant litigation of $165 million. As a result, Corning does not believe its indemnity obligation for Dow Corning’s breast implant litigation liability, if any, will be material.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning has been defending claims asserted by commercial creditors who claimed additional compounded interest at default and state statutory judgment rates as well as attorneys’ fees and other enforcement costs, during the period from May 1995 through June 2004. As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million. Dow Corning settled those claims as of September 30, 2019 and received approval of the settlement from the bankruptcy court. Corning had agreed to indemnify Dow Corning for up to 50% of Dow Corning’s liability in excess of its reserve if certain conditions were met. Corning does not believe its indemnity obligation, if any, for Dow Corning’s liability to be material.

Dow Corning Environmental Claims

In September 2019, Dow Corning formally notified Corning of certain environmental matters for which Dow Corning asserts that it has or will experience losses arising from remediation and response at a number of sites. In the event Dow Corning incurs liability for these claims, Corning may be required to indemnify Dow Corning for up to 50% of that liability, subject to certain conditions and limits. As of September 30, 2019, the Company cannot estimate the fair value of the indemnification owed to Dow Corning if any.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2019 and December 31, 2018, Corning had accrued approximately $39 million and $30 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4. Leases

We have operating and finance leases for real estate, vehicles, and equipment.

We incurred lease expense in the amount of $44 million and $124 million for the three and nine months ended September 30, 2019. Operating lease costs were $37 million and $108 million, and Financing lease costs were $7 million and $16 million, respectively, for the three and nine months ended September 30, 2019. Short-term rental expense, for agreements less than one year in duration, is immaterial. For the three and nine months ended September 30, 2019, financing lease cost was comprised of expenses for depreciation of right-of-use assets and interest on lease liabilities, and these expenses were not material.

Cash paid for amounts included in the measurement of lease liabilities totaled $30 million and $85 million for the three and nine months ended September 30, 2019. Operating cash outflows from operating leases were $26 million and $74 million, respectively. Financing cash outflows from finance leases were not material.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

September 30,
2019
Operating Leases
Operating lease right-of-use assets, net (1)	$502

Other current liabilities	$61
Operating lease liabilities (2)	447
Total operating lease liabilities	$508

Finance Leases
Property and equipment, at cost	$288
Accumulated depreciation	(49)
Property and equipment, net	$239

Current portion of long-term debt	$8
Long-term debt	264
Total finance lease liabilities	$272

(1)Included in other assets.

(2)Included in other liabilities.

The weighted average remaining lease terms for operating and financing leases are 12.6 years and 11.1 years, respectively. The weighted average discount rates for operating and financing leases are 4.1% and 5.5%, respectively.

As of September 30, 2019, maturities of lease liabilities under the new lease standard are as follows (in millions):

	2019	2020	2021	2022	2023	After 2023	Gross Total	Imputed Discount	Total

Operating Leases	$50	$93	$77	$65	$58	$398	$741	$(233)	$508
Financing Leases	4	20	20	22	148	217	431	(159)	272

As of December 31, 2018, maturities of lease liabilities under the previous lease standard were as follows (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Capital leases and financing obligations	$393	$4	$11	$132	$246
Imputed interest on capital leases and financing obligations	205	20	38	37	110
Minimum rental commitments	581	82	133	111	255

As of September 30, 2019, we have additional operating leases, primarily for new production facilities and equipment, that have not yet commenced of approximately $284 million on an undiscounted basis. These operating leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 10 years to 20 years.

5. Income Taxes

Our provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Provision for income taxes	$(71)	$(133)	$(271)	$(383)
Effective tax rate	17.4%	17.5%	22.6%	33.1%

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the three months ended September 30, 2019, the effective income tax rate differed from the United States (“U.S.”) statutory rate of 21% primarily due to an increase in the estimated impact of base erosion and anti-deferral tax (“BEAT”) offset by the return to provision true-up of the U.S. Federal 2018 tax return filed in October 2019, primarily due to tax reform.

For the nine months ended September 30, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to an increase in the estimated impact of BEAT offset by return to provision true-up of the U.S. Federal 2018 tax return filed in October 2019, primarily due to tax reform, additional net tax expense of $86 million driven by changes to our tax reserves and the release of foreign valuation allowances on deferred tax assets.

For the three months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional tax amounts related to the estimated annual impact of Global Intangible Low-Taxed Income (“GILTI”) and BEAT offset by benefits related to Foreign Derived Intangible Tax (“FDII”) and a $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

For the nine months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional tax expense of $172 million related to a preliminary agreement with the Internal Revenue Service (“IRS”) to settle the income tax audits for the years 2013 and 2014, additional tax amounts related to the estimated annual impact of GILTI and BEAT, offset by benefits related to FDII, $28 million from the release of a foreign valuation allowance on deferred tax assets that are now considered realizable and a $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

The company will use tax attributes to cover most of the expense related to the 2013-2014 IRS audit settlements. We expect to make a payment during the first quarter of 2020 of approximately $40 million to finalize those settlements with the IRS. As of September 30, 2019, the company is not expecting any significant movements in uncertain tax benefits in the next twelve months.

6. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Corning Incorporated	$337	$625	$928	$774
Less: Series A convertible preferred stock dividend	24	24	73	73
Net income available to common stockholders – basic	313	601	855	701
Plus: Series A convertible preferred stock dividend	24	24	73	73
Net income available to common stockholders – diluted	$337	$625	$928	$774

Weighted-average common shares outstanding – basic	775	805	780	824
Effect of dilutive securities:
Employee stock options and other dilutive securities	7	10	8	9
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding – diluted	897	930	903	948
Basic earnings per common share	$0.40	$0.75	$1.10	$0.85
Diluted earnings per common share	$0.38	$0.67	$1.03	$0.82

Antidilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	2	1	2	2
Total	2	1	2	2

© 2019 Corning Incorporated. All Rights Reserved.

Index

7. Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	September 30,	December 31,
	2019	2018
Finished goods	$964	$854
Work in process	431	386
Raw materials and accessories	500	409
Supplies and packing materials	442	388
Total inventories, net of inventory reserves	$2,337	$2,037

8. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.9 billion and $6.0 billion at September 30, 2019 and December 31, 2018, respectively, compared to recorded book values of $6.2 billion and $6.0 billion at September 30, 2019 and December 31, 2018, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning had no outstanding commercial paper at September 30, 2019 and December 31, 2018.

Debt Issuances

2019

In the third quarter of 2019, Corning issued two Japanese yen-denominated debt securities (the “Notes”), as follows:

•¥31.3 billion 1.153% senior unsecured notes with a maturity of 12 years; and

•¥5.9 billion 1.513% senior unsecured notes with a maturity of 20 years.

The proceeds from the Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance. The net proceeds received in U.S. dollars, after deducting offering expenses, were approximately $349 million and will be used for general corporate purposes. Payments of principal and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

On a quarterly basis, Corning will recognize the transaction gains and losses resulting from changes in the USD/JPY exchange rate in the Other expense, net line of the Consolidated Statements of Income. Cash proceeds from the offerings and payments for debt issuance costs are disclosed as financing activities, and cash payments to bondholders for interest will be disclosed as operating activities, in the Consolidated Statements of Cash Flows.

© 2019 Corning Incorporated. All Rights Reserved.

Index

9. Employee Retirement Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During 2019, we do not expect to make cash contributions to our U.S. qualified pension plan but do expect to contribute $31 million to our international pension plans.

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018	2019	2018

Service cost	$25	$26	$76	$77	$3	$3	$7	$9
Interest cost	37	32	111	97	7	6	21	18
Expected return on plan assets	(42)	(47)	(128)	(142)
Amortization of actuarial net gain					(1)		(1)
Amortization of prior service cost (credit)	2	2	5	6	(2)	(2)	(6)	(5)
Recognition of actuarial loss			23	1
Total pension and postretirement benefit expense	$22	$13	$87	$39	$7	$7	$21	$22

The components of net periodic benefit cost other than the service cost component are included in the line item “Other (expense) income, net” in the consolidated statements of income.
© 2019 Corning Incorporated. All Rights Reserved.

Index

10. Other Liabilities

Other liabilities follow (in millions):

	September 30,	December 31,
	2019	2018
Current liabilities:
Wages and employee benefits	$511	$642
Income taxes	183	169
Derivative instruments	129	56
Asbestos and other litigation (Note 3)	59	113
Short-term operating leases (Note 4)	61
Other current liabilities	905	871
Other accrued liabilities	$1,848	$1,851

Non-current liabilities:
Defined benefit pension plan liabilities	$902	$831
Derivative instruments	271	386
Asbestos and other litigation (Note 3)	196	279
Investment in Hemlock Semiconductor Group (1)	114
Customer deposits (Note 2)	851	922
Deferred tax liabilities	289	347
Long-term operating leases (Note 4)	448
Other non-current liabilities	653	887
Other liabilities	$3,724	$3,652

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

11. Hedging Activities

Cash Flow Hedges

Our cash flow hedging activities utilize over-the-counter (“OTC”) foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total gross notional values for foreign currency cash flow hedges are $2.0 billion and $0.4 billion at September 30, 2019 and December 31, 2018, respectively. The majority of our foreign exchange forward contracts hedge a portion of the Company’s exposure to the Japanese yen denominated sales with maturities spanning the years 2020-2023 and with gross notional values of $1.5 billion at September 30, 2019. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. At September 30, 2019, the amount expected to be reclassified into earnings within the next 12 months is not material.

The effect of cash flow hedges on Corning’s consolidated statements of income and other comprehensive income is not material for the three and nine months ended September 30, 2019 and 2018.

Undesignated Hedges

Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes. The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The table below includes a total gross notional value for translated earnings contracts of $13.2 billion and $13.6 billion at September 30, 2019 and December 31, 2018, respectively. These include gross notional value for average rate forwards of $10.7 billion and $11.0 billion, zero-cost collars and purchased put or call options of $2.5 billion and $2.6 billion at September 30, 2019 and December 31, 2018, respectively. The majority of our average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2019-2023 and with gross notional values of $8.0 billion and $9.1 billion at September 30, 2019 and December 31, 2018, respectively. The average rate forward contracts also partially hedge the impacts of the South Korean won, Chinese yuan, euro, New Taiwan dollar and British pound translation on the Company’s projected net income. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options. However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for September 30, 2019 and December 31, 2018 (in millions):

			Asset derivatives			Liability derivatives
	Gross notional amount		Balance	Fair value		Balance	Fair value
	Sept. 30,	Dec. 31,	sheet	Sept. 30,	Dec. 31,	sheet	Sept. 30,	Dec. 31,
	2019	2018	location	2019	2018	location	2019	2018

Derivatives designated as hedging instruments

Foreign exchange contracts	$2,039	$391	Other current assets	$10	$4	Other accrued liabilities	$(14)	$(2)
			Other assets	9	2	Other liabilities	(28)

Derivatives not designated as hedging instruments

Foreign exchange and other contracts	1,745	900	Other current assets	7	5	Other accrued liabilities	(6)	(7)
			Other assets	21

Translated earnings contracts	13,232	13,620	Other current assets	124	94	Other accrued liabilities	(109)	(47)
			Other assets	66	43	Other liabilities	(243)	(386)

Total derivatives	$17,016	$14,911		$237	$148		$(400)	$(442)

The following table summarizes the effect on the consolidated financial statements relating to Corning’s undesignated derivative financial instruments (in millions):

		Gains recognized in income
		Three months ended		Nine months ended
	Location of gains	September 30,		September 30,
Undesignated derivatives	recognized in income	2019	2018	2019	2018

Foreign exchange and other contracts – balance sheet, loans and other	Other income, net	$19	$10	$38	$19
Foreign currency hedges related to translated earnings (1)	Translated earnings contract gains, net	86	230	163	66

Total undesignated		$105	$240	$201	$85

(1)The impact to income was primarily driven by yen-denominated hedges of translated earnings.

© 2019 Corning Incorporated. All Rights Reserved.

Index

12. Fair Value Measurements

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$141		$141
Non-current assets:
Other assets (1)(2)	$96		$75	$21

Current liabilities:
Other accrued liabilities (1)	$129		$129
Non-current liabilities:
Other liabilities (1)	$271		$271

(1)Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.

(2)Other assets include one of the Company’s renewable energy derivative contracts that was measured using unobservable (Level 3) inputs, in the amount of $21 million.

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

For the nine months ended September 30, 2019, assets and liabilities that were measured using unobservable (Level 3) inputs resulted in unrealized gains recognized in earnings of $21 million for a renewable energy derivative contract and the reversal of a liability for contingent consideration of $20 million.

There were no significant financial assets and liabilities measured on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

© 2019 Corning Incorporated. All Rights Reserved.

Index

13. Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A. The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions. As of September 30, 2019, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

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

In the three and nine months ended September 30, 2019, the Company repurchased 10.8 and 23.4 million shares of common stock on the open market for approximately $308 million and $703 million, respectively, as part of its 2018 Repurchase Program.

In the three and nine months ended September 30, 2018, the Company repurchased 11.8 million and 63.4 million shares of common stock on the open market for approximately $384 million and $1.9 billion, respectively, as part of its 2016 and 2018 Repurchase Programs.

Accumulated Other Comprehensive Loss

In the three and nine months ended September 30, 2019 and 2018, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustment.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$(786)	$(693)	$(714)	$(529)
Other comprehensive loss (2)	(235)	(128)	(293)	(281)
Equity method affiliates (3)	(3)		(17)	(11)
Net current-period other comprehensive loss	(238)	(128)	(310)	(292)
Ending balance	$(1,024)	$(821)	$(1,024)	$(821)

(1) All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

(2) For the three and nine months ended September 30, 2019, amounts are net of tax benefit of $16 million and $39 million, respectively. For the three months ended September 30, 2018, tax amount is not significant. For the nine months ended September 30, 2018, amount is net of tax benefit of $28 million.

(3) Tax effects are not significant.

14. Reportable Segments

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

Reportable Segments (in millions)

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
September 30, 2019
Segment net sales	$793	$1,007	$463	$397	$256	$53	$2,969
Depreciation (1)	$144	$59	$35	$32	$12	$13	$295
Research, development and engineering expenses (2)	$30	$53	$37	$29	$5	$52	$206
Income tax (provision) benefit (3)	$(49)	$(35)	$(25)	$(21)	$(11)	$19	$(122)
Segment net income (loss) (4)	$185	$127	$92	$79	$41	$(70)	$454

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
September 30, 2018
Segment net sales	$852	$1,117	$459	$331	$231	$55	$3,045
Depreciation (1)	$146	$55	$34	$30	$12	$10	$287
Research, development and engineering expenses (2)	$26	$53	$43	$28	$5	$58	$213
Income tax (provision) benefit (3)	$(57)	$(46)	$(31)	$(16)	$(8)	$19	$(139)
Segment net income (loss) (4)	$218	$168	$116	$60	$30	$(72)	$520

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Nine months ended
September 30, 2019
Segment net sales	$2,459	$3,161	$1,141	$1,125	$759	$160	$8,805
Depreciation (1)	$445	$178	$107	$95	$37	$36	$898
Research, development and engineering expenses (2)	$85	$163	$119	$87	$15	$164	$633
Income tax (provision) benefit (3)	$(159)	$(117)	$(56)	$(53)	$(30)	$56	$(359)
Segment net income (loss) (4)	$606	$427	$208	$199	$112	$(210)	$1,342

© 2019 Corning Incorporated. All Rights Reserved.

Index

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Nine months ended
September 30, 2018
Segment net sales	$2,377	$3,026	$1,080	$970	$708	$156	$8,317
Depreciation (1)	$436	$160	$102	$89	$39	$31	$857
Research, development and engineering expenses (2)	$76	$153	$123	$86	$15	$174	$627
Income tax (provision) benefit (3)	$(157)	$(117)	$(60)	$(44)	$(23)	$60	$(341)
Segment net income (loss) (4)	$595	$427	$226	$166	$88	$(224)	$1,278

(1)Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.

(2)Research, development and engineering expenses include direct project spending that is identifiable to a segment.

(3)Income tax (provision) benefit reflects a tax rate of 21%.

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

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales of reportable segments and All Other	$2,969	$3,045	$8,805	$8,317
Impact of foreign currency movements (1)	(35)	(37)	(119)	(62)
Net sales	$2,934	$3,008	$8,686	$8,255

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies and Environmental Technologies segments.

A reconciliation of reportable segment net income to consolidated net income follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income of reportable segments	$524	$592	$1,552	$1,502
Net loss of All Other	(70)	(72)	(210)	(224)
Unallocated amounts:
Impact of foreign currency movements	(20)	(42)	(93)	(110)
Gain on foreign currency hedges related to translated earnings	84	230	161	66
Translation gain (loss) on Japanese yen-denominated debt	11	30	(10)	28
Litigation, regulatory and other legal matters	24	(11)	24	(143)
Research, development, and engineering expenses	(33)	(31)	(104)	(99)
Equity in earnings of affiliated companies (1)	20	31	74	100
Amortization of intangibles	(28)	(27)	(85)	(68)
Interest expense, net	(51)	(38)	(145)	(111)
Income tax benefit (provision)	51	6	88	(42)
Other corporate items	(175)	(43)	(324)	(125)
Net income	$337	$625	$928	$774

(1)Primarily represents the equity earnings of HSG.

© 2019 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations. This interim MD&A should be read in conjunction with the MD&A in our 2018 Form 10-K. The various sections of this MD&A contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2018 Form 10-K, and as may be updated in our Forms 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of September 30, 2019.

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

Corning’s Frameworks outline the company’s leadership priorities.  With both the nearly completed Strategy & Capital Allocation Framework and the new Strategy & Growth Framework, Corning plans to focus its portfolio and utilize its financial strength.  Our probability of success increases as we invest in our world-class capabilities.  Corning is concentrating approximately 80% of its research, development and engineering investment and capital spending on a cohesive set of three core technologies, four manufacturing and engineering platforms, and five market-access platforms.  This strategy allows us to quickly apply our talents and repurpose our assets across the company as needed.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Summary of results for the three and nine months ended September 30, 2019

In the third quarter of 2019, net sales were $2.9 billion, compared to $3.0 billion during the same period in 2018. Net sales changes by segment were as follows:

•Net sales in the Display Technologies segment decreased by $59 million, with volume decreases and display glass price declines in the low single-digits;

•Optical Communications net sales declined $110 million. Net sales of carrier products were $105 million lower due to general market weakness and capital spending reductions by several major carriers;

•Specialty Materials segment net sales increased by $4 million;

•Net sales for Environmental Technologies increased $66 million, primarily driven by sales growth of gasoline particulate filters; and

•Life Sciences net sales increased by $25 million, as volume grew faster than the underlying market.

For the nine months ended September 30, 2019, net sales were $8.7 billion, compared to $8.3 billion during the same period in 2018. Net sales changes by segment were as follows:

•Net sales in the Display Technologies segment increased by $82 million, with volume increases in the high single-digits more than offsetting moderate display glass price declines;

•Optical Communications net sales increased $135 million, primarily due to higher sales of enterprise network products, up $152 million, including the impact of sales from the acquisition of CMD, offset by lower carrier sales of $17 million;

•Specialty Materials segment net sales increased by $61 million primarily driven by sales of Gorilla Glass and Advanced Optics products;

•Net sales for Environmental Technologies increased $155 million, primarily driven by sales growth of gasoline particulate filters and strong demand for heavy-duty diesel products; and

•Life Sciences net sales increased by $51 million, as volume grew faster than the underlying market.

In the third quarter of 2019, we generated net income of $337 million, or $0.38 per share, compared to net income of $625 million, or $0.67 per share, for the same period in 2018. The decrease in net income of $288 million, was primarily driven by the following items (amounts presented after-tax):

•Translated earnings contract gains in the current period were $106 million lower than prior year gains;

•Higher costs of $116 million, primarily driven by accelerated depreciation in our Display Technologies segment and asset write-offs for our Display Technologies and Optical Communications segments; and

•Lower segment net income of $33 million, $41 million and $24 million for the Display Technologies, Optical Communications and Specialty Materials segments, respectively.

The decreases in net income outlined above were slightly offset by higher net income for the Environmental Technologies and Life Sciences segments of $19 million and $11 million, respectively.

Diluted earnings per share decreased by $0.29 per share when compared to the third quarter of 2018, driven by the decrease in net income described above, offset by the repurchase of 34.7 million shares of common stock over the last twelve months.

In the nine months ended September 30, 2019, we generated net income of $928 million, or $1.03 per share, compared to a net income of $774 million, or $0.82 per share, for the same period in 2018. The increase in net income of $154 million, was primarily driven by the following items (amounts presented after-tax):

•Translated earnings contract gains in the current period were $75 million higher than prior year gains;

•Higher segment net income of $64 million driven by increased sales;

•The positive impact of discrete tax and other tax-related items in the amount of $109 million, largely driven by the absence of a $172 million IRS audit settlement, or approximately $40 million tax payable after utilization of tax attributes, recorded in the first quarter of 2018 offset by changes to our tax reserves and a release of foreign valuation allowances on deferred tax assets; and

•Costs related to litigation, regulatory and other legal matters were $130 million lower, primarily driven by the absence of a $103 million charge related to legal matters recorded in 2018, including a ruling in an intellectual property lawsuit and developments in civil litigation.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The favorable impacts to net income outlined above were offset by the following:

•Higher costs of $136 million, primarily driven by accelerated depreciation in our Display Technologies segment and asset write-offs for our Display Technologies and Optical Communications segments; and

•Higher translation losses on Japanese yen-denominated debt of $30 million.

Diluted earnings per share increased by $0.21 per share when compared to the same period in 2018, driven by the increase in net income described above, coupled with the repurchase of 34.7 million shares of common stock over the last twelve months.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net income in the three and nine months ended September 30, 2019 when compared to the same periods in 2018.

2019 Corporate Outlook

In our Display Technologies segment, we now expect full year 2019 price declines to improve further to a low-single digit percentage compared to our previous guidance of low-to-mid single digit declines. We anticipate Corning’s display glass volume will increase slightly, outperforming the market. In the Optical Communications segment, we expect sales to decrease three to five percent year-over-year. We expect growth in the Specialty Materials segment, despite a maturing phone market. We expect sales growth in our Environmental Technologies and Life Sciences segments in the mid-teens and mid-single-digit percentages, respectively.

© 2019 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights for the three and nine months ended September 30, 2019 and 2018 follow (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Net sales	$2,934	$3,008	(2%)	$8,686	$8,255	5%

Gross margin	$1,017	$1,232	(17%)	$3,181	$3,259	(2%)
(gross margin %)	35%	41%		37%	39%

Selling, general and administrative expenses	$369	$439	(16%)	$1,184	$1,352	(12%)
(as a % of net sales)	13%	15%		14%	16%

Research, development and engineering expenses	$255	$244	5%	$753	$728	3%
(as a % of net sales)	9%	8%		9%	9%

Translated earnings contract gain (loss), net	$86	$230	(63%)	$163	$66	147%
(as a % of net sales)	3%	8%		2%	1%

Income before income taxes	$408	$758	(46%)	$1,199	$1,157	4%
(as a % of net sales)	14%	25%		14%	14%

Provision for income taxes	$(71)	$(133)	47%	$(271)	$(383)	29%
(as a % of net sales)	(2%)	(4%)		(3%)	(5%)

Net income attributable to Corning Incorporated	$337	$625	(46%)	$928	$774	20%
(as a % of net sales)	11%	21%		11%	9%

Segment Net Sales

The following table presents segment net sales by reportable segment and All Other (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Display Technologies	$793	$852	(7)%	$2,459	$2,377	3%
Optical Communications	1,007	1,117	(10)%	3,161	3,026	4%
Specialty Materials	463	459	1%	1,141	1,080	6%
Environmental Technologies	397	331	20%	1,125	970	16%
Life Sciences	256	231	11%	759	708	7%
All Other	53	55	(4)%	160	156	3%
Total segment net sales	$2,969	$3,045	(2)%	$8,805	$8,317	6%
Constant-currency adjustment	(35)	(37)	5%	(119)	(62)	(92)%
Consolidated net sales	2,934	$3,008	(2)%	8,686	$8,255	5%

© 2019 Corning Incorporated. All Rights Reserved.

Index

For the three months ended September 30, 2019, net sales of operating segments decreased by $76 million, or 2%, when compared to the same period in 2018. The primary sales drivers by segment were as follows:

•Net sales in the Display Technologies segment decreased by $59 million, with volume decreases and display glass price declines in the low single-digits;

•Optical Communications net sales declined $110 million. Net sales of carrier products were $105 million lower due to general market weakness and capital spending reductions by several major carriers;

•Specialty Materials segment net sales increased by $4 million;

•Net sales for Environmental Technologies increased $66 million, primarily driven by sales growth of gasoline particulate filters; and

•Life Sciences net sales increased by $25 million, as volume grew faster than the underlying market.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the three months ended September 30, 2019, when compared to the prior year.

For the nine months ended September 30, 2019, net sales of operating segments increased by $488 million, or 6%, when compared to the same period in 2018. The primary sales drivers by segment were as follows:

•Net sales in the Display Technologies segment increased by $82 million, with volume increases in the high single-digits more than offsetting moderate display glass price declines;

•Optical Communications net sales increased $135 million, primarily due to higher sales of enterprise network products, up $152 million, including the impact of sales from the acquisition of CMD, offset by lower carrier sales of $17 million;

•Specialty Materials segment net sales increased by $61 million primarily driven by sales of Gorilla Glass and Advanced Optics products;

•Net sales for Environmental Technologies increased $155 million, primarily driven by sales growth of gasoline particulate filters and strong demand for heavy-duty diesel products; and

•Life Sciences net sales increased by $51 million, as volume grew faster than the underlying market.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the nine months ended September 30, 2019, when compared to the prior year.

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

Gross Margin

In the three and nine months ended September 30, 2019, gross margin decreased by $215 million, or 17%, and $78 million, or 2%, respectively. Gross margin as a percentage of sales declined by 6% and 2%, respectively. Negative impacts to gross margin were primarily driven by accelerated depreciation for the Display Technologies segment and asset write-offs in our Display Technologies and Optical Communications segments.

Selling, General and Administrative Expenses

When compared to the third quarter of 2018, selling, general and administrative expenses declined by $70 million, or 16%, in the three months ended September 30, 2019, driven by lower variable compensation expense and reduced operating expenses in Display Technologies and Optical Communications to align with near-term sales projections.

When compared to the first nine months of 2018, selling, general and administrative expenses decreased by $168 million, or 12%, in the nine months ended September 30, 2019. The decrease was due to the absence of a $132 million charge related to legal matters in 2018, including a ruling in an intellectual property lawsuit and developments in civil litigation matters and a reduction of variable compensation expense of $37 million and reduced operating expenses in Display Technologies and Optical Communications to align with near-term sales projections; partially offset by an increase of $39 million in the Optical Communications segment, driven largely by the acquisition of CMD in June 2018.

Selling, general and administrative expenses declined as a percentage of sales by 2% for the three and nine months ended September 30, 2019.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Research, Development and Engineering Expenses

For the three and nine months ended September 30, 2019, research, development and engineering expenses increased by $11 million, or 5%, and $25 million, or 3%, respectively, when compared to the same periods last year, driven by higher costs associated with new product launches and our emerging businesses. As a percentage of sales, these expenses were similar when compared to the same periods last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Hemlock Semiconductor Group	$21	$28	$81	$97
All other	2	4		5
Total equity earnings	$23	$32	$81	$102

In the third quarter ending September 30, 2019, equity in earnings of affiliated companies declined by $9 million primarily driven by lower sales volumes for some of our affiliates.

Equity in earnings of affiliated companies for the nine months ended September 30, 2019 decreased by $21 million, primarily driven by the absence of a gain recorded in the first quarter of 2018 resulting from a legal settlement.

Translated earnings contract gain, net

Included in the line item Translated earnings contract gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and British pound and its impact on our net earnings. The following table provides detailed information on the impact of our translated earnings contract gains and losses:

	Three Months Ended		Three Months Ended		Change
	September 30, 2019		September 30, 2018		2019 vs. 2018
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized (loss) gain, net	$(7)	$(6)	$24	$19	$(31)	$(25)
Unrealized gain, net (1)	93	72	206	151	(113)	(79)
Total translated earnings contract gain, net	$86	$66	$230	$170	$(144)	$(104)

	Nine Months Ended		Nine Months Ended		Change
	September 30, 2019		September 30, 2018		2019 vs. 2018
	Income		Income		Income
	before		before		before
	income	Net	income	Net	income	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$8	$7	$57	$45	$(49)	$(38)
Unrealized gain (loss), net (1)	155	120	9	(9)	146	129
Total translated earnings contract gain, net	$163	$127	$66	$36	$97	$91

(1)The impact to income was primarily driven by yen-denominated hedges of translated earnings.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The gross notional value outstanding on our translated earnings contracts at September 30, 2019 and December 31, 2018 were as follows (in billions):

	September 30,	December 31,
	2019	2018
Japanese yen-denominated hedges	$10.5	$11.6
South Korean won-denominated hedges	0.5	0.1
Euro-denominated hedges	1.7	1.2
Other hedges	0.5	0.7
Total gross notional value outstanding	$13.2	$13.6

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income before income taxes in the three and nine months ended September 30, 2019 when compared to the same periods in 2018.

Provision for Income Taxes

Our provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Provision for income taxes	$(71)	$(133)	$(271)	$(383)
Effective tax rate	17.4%	17.5%	22.6%	33.1%

For the three months ended September 30, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to an increase in the estimated impact of BEAT offset by the return to provision true-up of the U.S. Federal 2018 tax return filed in October 2019, primarily due to tax reform.

For the nine months ended September 30, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to an increase in the estimated impact of BEAT offset by return to provision true-up of the U.S. Federal 2018 tax return filed in October 2019, primarily due to tax reform, additional net tax expense of $86 million driven by changes to our tax reserves and the release of foreign valuation allowances on deferred tax assets.

For the three months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional tax amounts related to the estimated annual impact of GILTI and BEAT offset by benefits related to FDII and a $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

For the nine months ended September 30, 2018, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to additional tax expense of $172 million related to a preliminary agreement with the IRS to settle the income tax audits for the years 2013 and 2014, additional tax amounts related to the estimated annual impact of GILTI and BEAT, offset by benefits related to FDII, $28 million from the release of a foreign valuation allowance on deferred tax assets that are now considered realizable and a $48 million benefit related to an adjustment to the provisional estimate of the one-time Toll Charge recorded in 2017.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Net Income Attributable to Corning Incorporated

Our net income and per share data is as follows (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Corning Incorporated	$337	$625	$928	$774
Net income attributable to Corning Incorporated used in basic earnings per common share calculation (1)	$313	$601	$855	$701
Net income attributable to Corning Incorporated used in diluted earnings per common share calculation (1)	$337	$625	$928	$774
Basic earnings per common share	$0.40	$0.75	$1.10	$0.85
Diluted earnings per common share	$0.38	$0.67	$1.03	$0.82

Weighted-average common shares outstanding - basic	775	805	780	824
Weighted-average common shares outstanding - diluted	897	930	903	948

(1)Refer to Note 6 (Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income

For the three months ended September 30, 2019 comprehensive income decreased by $444 million when compared to the same period in 2018, due to lower net income of $288 million and $110 million of negative impacts from the change in foreign currency translation losses, driven primarily by the Korean won.

For the nine months ended September 30, 2019 comprehensive income increased by $71 million when compared to the same period in 2018, primarily due to an increase in net income of $154 million offset by $53 million related to the adoption of the new standard for reclassification of stranded tax effects in AOCI.

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

Effective July 1, 2019, we have replaced the term “Core Earnings” with “Core Net Income”. The terms are interchangeable and the underlying calculations remain the same.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures”.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Core net sales	$2,969	$3,045	(2)%	$8,805	$8,317	6%
Core equity in earnings of affiliated companies	$23	$32	(28)%	$77	$89	(13)%
Core net income*	$397	$476	(17)%	$1,172	$1,134	3%

* Effective July 1, 2019, we have replaced the term “Core Earnings” with “Core Net Income”.

Core Net Sales

Core net sales are consistent with net sales by operating segment. Net sales by operating segment are presented below (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Display Technologies	$793	$852	(7%)	$2,459	$2,377	3%
Optical Communications	1,007	1,117	(10%)	3,161	3,026	4%
Specialty Materials	463	459	1%	1,141	1,080	6%
Environmental Technologies	397	331	20%	1,125	970	16%
Life Sciences	256	231	11%	759	708	7%
All Other	53	55	(4%)	160	156	3%
Total net sales of operating segments	$2,969	$3,045	(2%)	$8,805	$8,317	6%

© 2019 Corning Incorporated. All Rights Reserved.

Index

Core Equity in Earnings of Affiliated Companies

The following provides a summary of core equity in earnings of affiliated companies (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Hemlock Semiconductor Group	$21	$28	$71	$82
All other	2	4	6	7
Total core equity earnings	$23	$32	$77	$89

Core Net Income

For the three months ended September 30, 2019, we generated core net income of $397 million, or $0.44 per share, compared to core net income generated in the three months ended September 30, 2018 of $476 million, or $0.51 per share. The decrease of $79 million was due to lower net income across the Display Technologies, Optical Communications and Specialty Materials segments, partially offset by higher net income for the Environmental Technologies and Life Sciences segments.

For the nine months ended September 30, 2019, we generated core net income of $1,172 million, or $1.30 per share, compared to core net income generated in the nine months ended September 30, 2018 of $1,134 million, or $1.20 per share. The increase of $38 million was due to increased core net income across most reportable segments.

Included in core net income for the three and nine months ended September 30, 2019 and 2018 is net periodic pension expense in the amounts of $22 million and $64 million, respectively, and $13 million and $38 million respectively.

Refer to Note 9 (Employee Retirement Plans) to the consolidated financial statements.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Core net income attributable to Corning Incorporated	$397	$476	$1,172	$1,134
Less: Series A convertible preferred stock dividend	24	24	73	73
Core net income available to common stockholders - basic	373	452	1,099	1,061
Add: Series A convertible preferred stock dividend	24	24	73	73
Core net income available to common stockholders - diluted	$397	$476	$1,172	$1,134

Weighted-average common shares outstanding - basic	775	805	780	824
Effect of dilutive securities:
Stock options and other dilutive securities	7	10	8	9
Series A convertible preferred stock	115	115	115	115
Weighted-average common shares outstanding - diluted	897	930	903	948
Core basic earnings per common share	$0.48	$0.56	$1.41	$1.29
Core diluted earnings per common share	$0.44	$0.51	$1.30	$1.20

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

Core net sales, core equity in earnings of affiliated companies and core net income are non-GAAP financial measures utilized by our management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in the Company’s operations.

© 2019 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended September 30, 2019
			Income before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,934	$23	$408	$337	17.4%	$0.38
Constant-currency adjustment (1)	35		20	63		0.07
Translation gain on Japanese yen-denominated debt (2)			(11)	(8)		(0.01)
Translated earnings contract gain (3)			(84)	(65)		(0.07)
Acquisition-related costs (4)			31	22		0.02
Discrete tax items and other tax-related adjustments (5)(b)				(51)		(0.06)
Litigation, regulatory and other legal matters (6)			(24)	(19)		(0.02)
Restructuring, impairment and other charges and credits (7)			148	118		0.13
Core performance measures	$2,969	$23	$488	$397	18.6%	$0.44

	Three Months Ended September 30, 2018

			Income before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$3,008	$32	$758	$625	17.5%	$0.67
Constant-currency adjustment (1)	37		42	46		0.05
Translation gain on Japanese yen-denominated debt (2)			(30)	(23)		(0.02)
Translated earnings contract gain (3)			(232)	(171)		(0.18)
Acquisition-related costs (4)			37	29		0.03
Discrete tax items and other tax-related adjustments (5)				(40)		(0.04)
Litigation, regulatory and other legal matters (6)			11	8		0.01
Restructuring, impairment and other charges and credits (7)			9	2
Core performance measures	$3,045	$32	$595	$476	20.0%	$0.51

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

(b)The amount includes $20 million that was reflected in GAAP earnings in earlier periods to conform to the Company’s current presentation.
© 2019 Corning Incorporated. All Rights Reserved.

Index

	Nine Months Ended September 30, 2019
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported – GAAP	$8,686	$81	$1,199	$928	22.6%	$1.03
Constant-currency adjustment (1)	119	1	93	137		0.15
Translation loss on Japanese yen-denominated debt (2)			10	9		0.01
Translated earnings contract gain (3)			(161)	(125)		(0.14)
Acquisition-related costs (4)			102	76		0.08
Discrete tax items and other tax-related adjustments (5)				(20)		(0.02)
Litigation, regulatory and other legal matters (6)			(24)	(19)		(0.02)
Restructuring, impairment and other charges and credits (7)		6	222	176		0.19
Equity in earnings of affiliated companies (8)		(11)	(11)	(9)		(0.01)
Adjustments related to acquisitions
Pension mark-to-market adjustment (9)			24	19		0.02
Core performance measures	$8,805	$77	$1,454	$1,172	19.4%	$1.30

	Nine Months Ended September 30, 2018
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$8,255	$102	$1,157	$774	33.1%	$0.82
Constant-currency adjustment (1)	62	1	110	114		0.12
Translation gain on Japanese yen-denominated debt (2)			(28)	(21)		(0.02)
Translated earnings contract gain (3)			(85)	(50)		(0.05)
Acquisition-related costs (4)			95	74		0.08
Discrete tax items and other tax-related adjustments (5)				103		0.11
Litigation, regulatory and other legal matters (6)			143	111		0.12
Restructuring, impairment and other charges and credits (7)			58	40		0.04
Equity in earnings of affiliated companies (8)		(14)	(14)	(12)		(0.01)
Pension mark-to-market adjustment (9)			1	1
Core performance measures	$8,317	$89	$1,437	$1,134	21.1%	$1.20

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

Items which we exclude from GAAP measures to report core performance measures are as follows:

(1)

Constant-currency adjustment:  Because a significant portion of segment revenues and expenses are denominated in currencies other than the US dollar, management believes it is important to understand the impact on core net income of translating these currencies into U.S. dollars.  Our Display Technologies segment sales and net income are primarily denominated in Japanese yen, but also impacted by the Korean won, Chinese yuan, and new Taiwan dollar.  Beginning January 1, 2019, as our Environmental Technologies and Life Science segments sales and net income are impacted by the euro, Chinese yuan and Japanese yen, these segments will also be presented on a constant-currency basis.  We have not recast the prior periods for these two segments as the impact of fluctuations in these currencies are not material for prior periods.  Presenting results on a constant-currency basis mitigates the translation impact and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  We establish constant-currency rates based on internally derived management estimates which are closely aligned with the currencies we have hedged.

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
(5)

Discrete tax items and other tax-related adjustments: These include discrete period tax items such as changes in tax law, the impact of tax audits, changes in judgement about the realizability of certain deferred tax assets and other tax-related adjustments.

(6)

Litigation, regulatory and other legal matters: Includes amounts that reflect developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.

(7)

Restructuring, impairment and other charges and credits: This amount includes restructuring, impairment and other charges and credits, as well as other expenses, primarily accelerated depreciation and asset write-offs, which are not related to continuing operations and are not classified as restructuring expense.

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

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$793	$852	(7%)	$2,459	$2,377	3%
Segment net income	$185	$218	(15%)	$606	$595	2%

Net sales in the Display Technologies segment decreased by $59 million in the three months ended September 30, 2019, driven by volume decreases and display glass price declines in the low single-digits. Net sales in the Display Technologies segment increased by $82 million in the nine months ended September 30, 2019, with the increase in glass volume in the high-single digits in percentage terms more than offsetting moderate price declines.

Net income in the Display Technologies segment decreased by $33 million and increased by $11 million in the three and nine months ended September 30, 2019, respectively, driven by the changes in sales outlined above.

Outlook:

For the fourth quarter of 2019, we expect our volume to be down mid-single digits sequentially. Fourth-quarter display glass prices are expected to decline slightly from the third quarter. We expect full-year pricing to be down low-single digits year-over-year.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$1,007	$1,117	(10%)	$3,161	$3,026	4%
Segment net income	$127	$168	(24%)	$427	$427	0%

Optical Communications net sales declined $110 million, or 10%, in the three months ended September 30, 2019. Net sales of carrier products were $105 million lower due to general market weakness and capital spending reductions by several major carriers. Net sales of enterprise products were $5 million lower.

For the nine months ended September 30, 2019, net sales increased $135 million, or 4%, primarily due to increased sales of enterprise network products of $152 million offset by lower sales of $17 million for carrier products. The acquisition of CMD, which took place during June of 2018, contributed to year-over-year sales growth.

Net income decreased by $41 million, or 24%, and remained flat, respectively, for the three and nine months ended September 30, 2019, primarily driven by the changes in sales, outlined above.

Outlook:

In the fourth quarter, Optical Communications sales are expected to decrease approximately 25 percent year-over-year. We expect full-year sales to decline 3 to 5 percent.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$463	$459	1%	$1,141	$1,080	6%
Segment net income	$92	$116	(21%)	$208	$226	(8%)

Net sales in the Specialty Materials segment increased by $4 million, or 1%, and $61 million, or 6%, respectively, for the three and nine months ended September 30, 2019. Increased sales of Gorilla Glass and Advanced Optics products drove the increase for the first half of 2019. However, third quarter shipments of Gorilla Glass in China were lower due to the current trade environment and sales of Advanced Optics products were down due to semiconductor market weakness.

Net income decreased by $24 million, or 21%, and $18 million, or 8% for the three and nine months ended September 30, 2019, impacted by the sales drivers outlined above.

Outlook:

The company expects full-year sales growth, despite a maturing smartphone market. For the fourth-quarter, sales are expected to be consistent year over year.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$397	$331	20%	$1,125	$970	16%
Segment net income	$79	$60	32%	$199	$166	20%

Net sales in the Environmental Technologies segment increased $66 million, or 20%, and $155 million, or 16%, for the three and nine months ended September 30, 2019, respectively. Automotive product sales increased $70 million and $125 million for the three and nine months ended September 30, 2019, due to continued sales growth of gasoline particulate filters. Diesel product sales decreased $4 million and increased $30 million for the three and nine months ended September 30, 2019, respectively.

Net income increased by $19 million, or 32%, and $33 million, or 20%, for the three and nine months ended September 30, 2019, respectively, primarily driven by increases in sales outlined above.

Outlook:

This strong performance is expected to continue in the fourth quarter, with sales growth up by a low-teen percentage year over year, leading to full-year sales growth expectations of a mid-teen percentage.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$256	$231	11%	$759	$708	7%
Segment net income	$41	$30	37%	$112	$88	27%

Net sales in the Life Sciences segment increased by $25 million, or 11%, and $51 million, or 7%, respectively, for the three and nine months ended September 30, 2019, as volume grew faster than the underlying market.

Net income increased by $11 million, or 37%, and $24 million, or 27%, for the three and nine months ended September 30, 2019, respectively. The increase was driven by the sales increase outlined above and improved manufacturing efficiencies.

Outlook:

Fourth-quarter and full-year sales are expected to grow mid-single digits year over year.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies business and new product lines and development projects, as well as certain corporate investments such as Eurokera and Keraglass equity affiliates.

The following table provides net sales and net income for All Other (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18

Segment net sales	$53	$55	(4%)	$160	$156	3%
Segment net loss	$(70)	$(72)	3%	$(210)	$(224)	6%

© 2019 Corning Incorporated. All Rights Reserved.

Index

Net sales of this segment decreased by $2 million, or 4%, and increased by $4 million, or 3% for the three and nine months ended September 30, 2019 when compared to the same periods in 2018, driven primarily by sales changes in our emerging businesses. Net loss decreased by $2 million, or 3%, and $14 million, or 6%, primarily driven by lower spending on development projects when compared to the same periods in 2018.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

The following items impacted Corning’s financing and capital structure in the nine months ended September 30, 2019 and 2018:

Debt Issuances

2019

In the third quarter of 2019, Corning issued two Japanese yen-denominated debt securities (the “Notes”), as follows:

•¥31.3 billion 1.153% senior unsecured notes with a maturity of 12 years; and

•¥5.9 billion 1.513% senior unsecured notes with a maturity of 20 years.

The proceeds from the Notes were received in Japanese yen and converted to U.S. dollars on the date of issuance. The net proceeds received in U.S. dollars, after deducting offering expenses, were approximately $349 million and will be used for general corporate purposes. Payments of principal and interest on the Notes will be in Japanese yen, or should yen be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

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

In the three and nine months ended September 30, 2019, the Company repurchased 10.8 and 23.4 million shares of common stock on the open market for approximately $308 million and $703 million, respectively, as part of its 2018 Repurchase Program.

In the three and nine months ended September 30, 2018, the Company repurchased 11.8 million and 63.4 million shares of common stock on the open market for approximately $384 million and $1.9 billion, respectively, as part of its 2016 and 2018 Repurchase Programs.

Capital Spending

Capital spending totaled $1.6 billion for the nine months ended September 30, 2019. We expect our 2019 capital expenditures to be approximately $2.0 billion.

© 2019 Corning Incorporated. All Rights Reserved.

Index

Cash Flow

Summary of cash flow data (in millions):

	Nine months ended
	September 30,
	2019	2018
Net cash provided by operating activities	$1,013	$1,978
Net cash used in investing activities	$(1,534)	$(2,266)
Net cash used in financing activities	$(833)	$(2,116)

Net cash provided by operating activities decreased by $965 million in the nine months ended September 30, 2019, when compared to the same period in the prior year. The change was primarily driven by fewer customer deposits and incentives received of $689 million, and a larger increase in working capital as compared to the same period in 2018.

Net cash used in investing activities decreased by $732 million in the nine months ended September 30, 2019 when compared to the same period last year, primarily driven by last year’s acquisition of substantially all of CMD for approximately $800 million.

Net cash used in financing activities in the nine months ended September 30, 2019 decreased by $1.3 billion when compared to the same period last year, driven primarily by a decrease of $1.2 billion in share repurchases.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During 2019, we do not expect to make cash contributions to our U.S. qualified pension plan but do expect to contribute $31 million to our international pension plans.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	September 30,	December 31,
	2019	2018

Working capital	$2,556	$3,723
Current ratio	1.7:1	2.1:1
Trade accounts receivable, net of allowances	$2,024	$1,940
Days sales outstanding	62	58
Inventories	$2,337	$2,037
Inventory turns	3.3	3.6
Days payable outstanding (1)	47	55
Long-term debt	$6,225	$5,994
Total debt to total capital	33%	30%

(1)Includes trade payables only.

Management Assessment of Liquidity

We ended the third quarter of 2019 with approximately $1.0 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world, with approximately 73% held outside of the United States, and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes. The Company’s Revolving Credit Agreement is available to support obligations under the commercial paper program, if needed. Corning had no outstanding commercial paper at September 30, 2019 and December 31, 2018.

Other

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial strength at least annually or more frequently for customers where we have identified a measure of increased risk. We closely monitor payments

© 2019 Corning Incorporated. All Rights Reserved.

Index

and developments which may signal possible customer credit issues. We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Our major sources of funding for 2019 and beyond will be our operating cash flow and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments, dividend payments and share repurchase programs.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. At September 30, 2019, our leverage using this measure was approximately 33%. As of September 30, 2019, we were in compliance and no amounts were outstanding.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of September 30, 2019, we were in compliance with all such provisions.

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

© 2019 Corning Incorporated. All Rights Reserved.

Index

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in our 2018 Form 10-K and remain unchanged through the first nine months of 2019. For certain items, additional details are provided below.

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

At September 30, 2019 and December 31, 2018, the carrying value of precious metals was lower than the fair market value by $578 million and higher than the fair market value by $719 million, respectively. These precious metals are utilized by the Display Technologies and Specialty Materials segments. Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments. The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments. Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At September 30, 2019 and December 31, 2018, Corning had accrued approximately $39 million and $30 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

© 2019 Corning Incorporated. All Rights Reserved.

Index

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

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. See our 2018 Form 10-K, Part I, Item 3. For additional information and updates to estimated liabilities as of September 30, 2019, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2018 Form 10-K, which could materially impact our business, financial condition or future results. Risks disclosed in our 2018 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. There have been no material changes to Part I, Item 1A. Risk Factors in our 2018 Form 10-K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the third quarter of 2019:

Issuer Purchases of Equity Securities

			Number of	Approximate dollar
			shares purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced plan	under the plans
Period	purchased (1)	per share	or program	or programs

July 1 - 31, 2019	1,323,905	$32.61	1,279,950
August 1 - 31, 2019	5,533,439	27.92	5,533,439
September 1 - 30, 2019	3,958,043	28.33	3,951,800	$5,645,119,899
Total	10,815,387	$28.64	10,765,189	$5,645,119,899

(1)This column reflects the following transactions during the third quarter of 2019: (i) the deemed surrender to us of 14,895 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the surrender to us of 35,303 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 10,765,189 shares of common stock under the 2018 Repurchase Program.

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

Corning Incorporated
(Registrant)

October 30, 2019	/s/ Edward A. Schlesinger
Date	Edward A. Schlesinger
Senior Vice President and Corporate Controller

© 2019 Corning Incorporated. All Rights Reserved.