Form 10-Q
period 2020-03-31
CORNING INC /NY
filed 2020-05-05
CIK 24741

Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2020
Corning’s Common Stock, $0.50 par value per share	760,947,974 shares

© 2020 Corning Incorporated. All Rights Reserved.

Index

© 2020 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$2,391	$2,812
Cost of sales	1,830	1,713

Gross margin	561	1,099

Operating expenses:
Selling, general and administrative expenses	395	401
Research, development and engineering expenses	261	249
Amortization of purchased intangibles	26	29

Operating (loss) income	(121)	420

Equity in earnings of affiliated companies	14	25
Interest income	6	7
Interest expense	(64)	(52)
Translated earnings contract gain, net	68	184
Other expense, net	(11)	(9)

(Loss) income before income taxes	(108)	575
Benefit (provision) for income taxes (Note 5)	12	(76)

Net (loss) income attributable to Corning Incorporated	$(96)	$499

(Loss) earnings per common share attributable to Corning Incorporated:
Basic (Note 6)	$(0.16)	$0.61
Diluted (Note 6)	$(0.16)	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

© 2020 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2020	2019

Net (loss) income attributable to Corning Incorporated	$(96)	$499

Foreign currency translation adjustments and other	(265)	(110)
Net unrealized gains on investments		1
Unamortized losses and prior service costs for postretirement benefit plans		(52)
Net unrealized (losses) gains on designated hedges	(61)	5
Other comprehensive loss, net of tax (Note 12)	(326)	(156)

Comprehensive (loss) income attributable to Corning Incorporated	$(422)	$343

The accompanying notes are an integral part of these consolidated financial statements.

© 2020 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$2,025	$2,434
Trade accounts receivable, net of doubtful accounts and allowances - $44 and $41	1,708	1,836
Inventories, net of inventory reserves - $208 and $201 (Note 7)	2,347	2,320
Other current assets	866	873
Total current assets	6,946	7,463

Investments	320	334
Property, plant and equipment, net of accumulated depreciation - $13,187 and $12,995	14,932	15,337
Goodwill, net	1,918	1,935
Other intangible assets, net	1,149	1,185
Deferred income taxes (Note 5)	1,181	1,157
Other assets	1,413	1,487

Total Assets	$27,859	$28,898

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$12	$11
Accounts payable	1,250	1,587
Other accrued liabilities (Note 3 and Note 9)	1,929	1,923
Total current liabilities	3,191	3,521

Long-term debt	7,815	7,729
Postretirement benefits other than pensions	671	671
Other liabilities (Note 3 and Note 9)	3,895	3,980
Total liabilities	15,572	15,901

Commitments, contingencies and guarantees (Note 3)
Shareholders’ equity (Note 12):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,719 million and 1,718 million	859	859
Additional paid-in capital – common stock	14,340	14,323
Retained earnings	16,114	16,408
Treasury stock, at cost; Shares held: 960 million and 956 million	(19,918)	(19,812)
Accumulated other comprehensive loss	(1,497)	(1,171)
Total Corning Incorporated shareholders’ equity	12,198	12,907
Noncontrolling interests	89	90
Total equity	12,287	12,997

Total Liabilities and Equity	$27,859	$28,898

The accompanying notes are an integral part of these consolidated financial statements.

© 2020 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(96)	$499
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	356	306
Amortization of purchased intangibles	26	29
Loss on disposal of assets	60
Severance charges	77
Equity in earnings of affiliated companies	(14)	(25)
Deferred tax benefit	(40)	(40)
Customer deposits and incentives	125	2
Translated earnings contract gain	(68)	(184)
Unrealized translation losses on transactions	33	8
Tax assessment refunds	101
Severance payments	(75)
Changes in certain working capital items:
Trade accounts receivable	43	(36)
Inventories	(67)	(159)
Other current assets	(10)	(97)
Accounts payable and other current liabilities	(207)	(299)
Other, net	4	(33)
Net cash provided by (used in) operating activities	248	(29)

Cash Flows from Investing Activities:
Capital expenditures	(545)	(524)
Realized gains on translated earnings contracts	11	20
Other, net	(5)	21
Net cash used in investing activities	(539)	(483)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	200
Repurchases of common stock for treasury	(105)	(257)
Dividends paid	(192)	(181)
Other, net	3	45
Net cash used in financing activities	(94)	(393)
Effect of exchange rates on cash	(24)	6
Net decrease in cash and cash equivalents	(409)	(899)
Cash and cash equivalents at beginning of period	2,434	2,355
Cash and cash equivalents at end of period	$2,025	$1,456

The accompanying notes are an integral part of these consolidated financial statements.

© 2020 Corning Incorporated. All Rights Reserved.

Index

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2019	$2,300	$859	$14,323	$16,408	$(19,812)	$(1,171)	$12,907	$90	$12,997
Net loss				(96)			(96)		(96)
Other comprehensive loss						(326)	(326)	(1)	(327)
Purchase of common stock for treasury					(105)		(105)		(105)
Shares issued to benefit plans and for option exercises			17				17		17
Common Dividends ($0.22 per share)				(168)			(168)		(168)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				(6)	(1)		(7)		(7)
Balance, March 31, 2020	$2,300	$859	$14,340	$16,114	$(19,918)	$(1,497)	$12,198	$89	$12,287

(In millions)	Convertible preferred stock	Common Stock	Additional paid-in capital common	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2018	$2,300	$857	$14,212	$16,303	$(18,870)	$(1,010)	$13,792	$94	$13,886
Net income				499			499	6	505
Other comprehensive loss						(156)	(156)		(156)
Purchase of common stock for treasury					(244)		(244)		(244)
Shares issued to benefit plans and for option exercises			31				31		31
Common Dividends ($0.20 per share)				(158)			(158)		(158)
Preferred Dividends ($10,625 per share)				(24)			(24)		(24)
Other, net (1)				(131)	(2)		(133)	(1)	(134)
Balance, March 31, 2019	$2,300	$857	$14,243	$16,489	$(19,116)	$(1,166)	$13,607	$99	$13,706

(1)Adjustments to beginning retained earnings include the effect of the accounting change we recorded upon adoption of the new standard for reclassification of stranded tax effects in accumulated other comprehensive income in the amount of $53 million, and a $(186) million, net of tax, effect from an equity affiliate’s adoption of the new revenue standard.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic and the resulting adverse impacts to global economic conditions, as well as our operations, may impact future estimates including, but not limited to, our inventory valuations, fair value measurements, goodwill and long-lived asset impairments, the effectiveness of the Company’s hedging instruments, deferred tax valuation allowances, actuarial losses on our retirement benefit plans and discount rate assumptions.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations, financial position, or changes in shareholders’ equity.

New Accounting Standards

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 ASC (Topic 326), Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. We adopted the CECL model to recognize credit losses of financial assets using a modified retrospective method of accounting as of January 1, 2020. The impact of adopting the new standard to our financial statements was a nominal reduction to beginning retained earnings.

Other Accounting Standards

No other accounting standards newly issued or adopted as of March 31, 2020, had a material impact on Corning’s financial statements or disclosures.

© 2020 Corning Incorporated. All Rights Reserved.

Index

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

Revenues by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Display products	$633	$795

Telecommunication products	791	1,064

Specialty glass products	352	309

Environmental substrate and filter products	307	351

Life science products	251	239

All Other	57	54
Total Revenue	$2,391	$2,812
Impact of foreign currency movements (1)	33	38
Cumulative adjustment related to customer contract	105
Net sales of reportable segments and All Other	$2,529	$2,850

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies and Environmental Technologies segments.

At the end of 2015, Corning entered into an agreement with a customer pursuant to which Corning exchanged contingent consideration, for the incremental fair value associated with several commercial agreements, including the amendment of the customer’s long-term supply agreement.  The net present fair value ($212 million) of the commercial benefit asset related to the long-term supply agreement was reclassified to the other asset line of the Consolidated Balance Sheets and amortized over the term of agreement as a reduction in revenue.  During March 2020, this customer announced their decision to exit its production of LCD panels by the end of 2020. Due to this announcement, Corning recorded a cumulative adjustment of $105 million as a reduction to revenue and will reflect the remaining balance as a reduction to revenue over the remainder of the current year. Due to the one-time nature of this item, we have excluded it from segment results. However, it is included in our reconciliation from segment net income (loss) to consolidated net (loss) income.

Refer to Note 13 (Reportable Segments) to the consolidated financial statements for additional information.

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

© 2020 Corning Incorporated. All Rights Reserved.

Index

Customer Deposits

As of March 31, 2020, and December 31, 2019, Corning had customer deposits of approximately $1.1 billion and $1.0 billion, respectively. The majority of these were non-refundable cash deposits for customers to secure rights to an amount of glass produced by Corning under long-term supply agreements. The duration of these long-term supply agreements ranges up to 10 years. As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability, which are applied against customer receivables resulting from the sale of glass. In the three months ended March 31, 2020, a credit memorandum of $41 million was issued; no such memorandums were issued in the three months ended March 31, 2019. As of March 31, 2020, and December 31, 2019, $907 million and $927 million were recorded as other long-term liabilities, respectively. The remaining $192 million and $104 million, respectively, were classified as other current liabilities.

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

Non-PCC Asbestos Claims

Corning is a defendant in certain cases alleging injuries from asbestos unrelated to PCC (the “non-PCC asbestos claims”) which had been stayed pending the confirmation of the Plan. The stay was lifted on August 25, 2016. At March 31, 2020 and December 31, 2019, the amount of the reserve for these non-PCC asbestos claims was estimated to be $98 million. The reserve balance as of March 31, 2020 represents the undiscounted projection of claims and related legal fees for the estimated life of the litigation.

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million. In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow Corning for up to 50% of the excess liability, subject to certain conditions and limits. As of March 31, 2020, Dow Corning had recorded a reserve for breast implant litigation of $165 million. As a result, Corning does not believe its indemnity obligation for Dow Corning’s breast implant litigation liability, if any, will be material.
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

Dow Corning Environmental Claims

In September 2019, Dow Corning formally notified Corning of certain environmental matters for which Dow Corning asserts that it has or will experience losses arising from remediation and response at a number of sites. In the event Dow Corning incurs liability for these claims, Corning may be required to indemnify Dow Corning for up to 50% of that liability, subject to certain conditions and limits. As of March 31, 2020, the Company cannot estimate the fair value of the indemnification owed to Dow Corning, if any.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2020 and December 31, 2019, Corning had accrued approximately $40 million and $41 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

4. Employee Retirement Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During 2020, we expect to make cash contributions of $54 million to our international pension plans.

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2020	2019	2020	2019

Service cost	$29	$25	$2	$2
Interest cost	31	37	5	7
Expected return on plan assets	(49)	(43)
Amortization of prior service cost (credit)	1	2	(1)	(2)
Total pension and postretirement benefit expense	$12	$21	$6	$7

The components of net periodic benefit cost other than the service cost component are included in the line item other expense, net, in the consolidated statements of (loss) income.

© 2020 Corning Incorporated. All Rights Reserved.

Index

5. Income Taxes

Our benefit (provision) for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019

Benefit (provision) for income taxes	$12	$(76)
Effective tax rate	11.1%	(13.2%)

For the three months ended March 31, 2020, the effective income tax rate differed from the United States (“U.S.”) statutory rate of 21% primarily due to an adjustment to our permanently reinvested foreign income position, foreign valuation allowances on deferred tax assets, and certain non-deductible expenses for tax purposes.

For the three months ended March 31, 2019, the effective income tax rate differed from U.S. statutory rate of 21% primarily due to rate differences on income (loss) of consolidated foreign companies offset by expected benefits related to foreign derived intangible income (“FDII”) and the release of foreign valuation allowances on deferred tax assets that are now considered realizable from the restructuring of certain Israeli operations.

Corning Precision Materials is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2018. The Company is required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessments. We believe that it is more likely than not we will prevail in the appeal process. During the first three months of 2020, we received refunds of $101 million related to these claims. As of March 31, 2020, we recorded a non-current receivable of $336 million related to the appeals. As of December 31, 2019, we had recorded a current and non-current receivable of $33 million and $415 million, respectively.

6. (Loss) Earnings per Common Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income attributable to Corning Incorporated	$(96)	$499
Less: Series A convertible preferred stock dividend	24	24
Net (loss) income available to common stockholders – basic	(120)	475
Plus: Series A convertible preferred stock dividend		24
Net (loss) income available to common stockholders – diluted	$(120)	$499

Weighted-average common shares outstanding – basic	760	784
Effect of dilutive securities:
Employee stock options and other dilutive securities		9
Series A convertible preferred stock (1)		115
Weighted-average common shares outstanding – diluted	760	908
Basic (loss) earnings per common share	$(0.16)	$0.61
Diluted (loss) earnings per common share	$(0.16)	$0.55

Anti-dilutive potential shares excluded from diluted (loss) earnings per common share:
Series A convertible preferred stock (1)	115
Employee stock options and awards	11
Total	126

(1)For the quarter ended March 31, 2020, the Series A preferred stock was anti-dilutive; therefore, it was excluded from the calculation of diluted loss per share.

© 2020 Corning Incorporated. All Rights Reserved.

Index

7. Inventories, Net of Inventory Reserves

Inventories, net of inventory reserves comprise the following (in millions):

	March 31,	December 31,
	2020	2019
Finished goods	$991	$973
Work in process	432	421
Raw materials and accessories	475	481
Supplies and packing materials	449	445
Total inventories, net of inventory reserves	$2,347	$2,320

8. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $8.5 billion at March 31, 2020 and December 31, 2019, compared to recorded book values of $7.8 billion and $7.7 billion at March 31, 2020 and December 31, 2019, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning had no outstanding commercial paper at March 31, 2020 and December 31, 2019.

Debt Issuances

2020

In the first quarter of 2020, Corning established two unsecured variable rate loan facilities for 1,050 million Chinese yuan, or $150 million USD, and 749 million Chinese yuan, or $105 million USD, each with a maturity of 5 years.

The draws taken on the loan facilities through the end of the first quarter totaled 1,402 million Chinese yuan, or $200 million USD. These Chinese yuan-denominated proceeds will not be converted into U.S. dollars and will be used for capital projects. Payments of principal and interest on the Notes will be in Chinese yuan, or should yuan be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

2019

There was no material debt activity in the first quarter of 2019.

On a quarterly basis, Corning will recognize the foreign currency translation gains and losses resulting from changes in exchange rates within accumulated other comprehensive (loss) income in shareholders’ equity. Cash proceeds from loans and debt issuances are disclosed as financing activities, and cash payments for interest will be disclosed as operating activities, in the consolidated statements of cash flows.

© 2020 Corning Incorporated. All Rights Reserved.

Index

9. Other Liabilities

Other liabilities follow (in millions):

	March 31,	December 31,
	2020	2019
Current liabilities:
Wages and employee benefits	$465	$565
Income taxes	169	182
Derivative instruments (Note 11)	143	100
Asbestos and other litigation (Note 3)	56	57
Customer deposits (Note 2)	192	104
Short-term leases	75	62
Other current liabilities	829	853
Other accrued liabilities	$1,929	$1,923

Non-current liabilities:
Defined benefit pension plan liabilities	$970	$980
Derivative instruments (Note 11)	150	165
Asbestos and other litigation (Note 3)	195	196
Investment in Hemlock Semiconductor Group (1)	253	270
Customer deposits (Note 2)	907	927
Deferred tax liabilities	251	325
Long-term leases	560	450
Other non-current liabilities	609	667
Other liabilities	$3,895	$3,980

(1)The negative carrying value resulted from a one-time charge to this entity in 2019 for the impairment of certain assets.

10. Hedging Activities

Cash Flow Hedges

Our cash flow hedging activities utilize over-the-counter (“OTC”) foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total gross notional values for foreign currency cash flow hedges are $1.1 billion and $2.1 billion at March 31, 2020 and December 31, 2019, respectively, with maturities spanning the years 2020 through 2023. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. At March 31, 2020, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax loss of $13 million.

As of March 31, 2020, a loss of $14 million was reclassified from accumulated other comprehensive loss into other expense, net, due to the de-designation of certain cash flow hedges related to our Japanese yen-denominated sales.

The effect of cash flow hedges on Corning’s consolidated statements of (loss) income and comprehensive (loss) income is not material for the three months ended March 31, 2020 and 2019.

Undesignated Hedges

Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes. The undesignated hedges limit exposures to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

© 2020 Corning Incorporated. All Rights Reserved.

Index

The table below includes a total gross notional value for translated earnings contracts of $12.1 billion and $12.2 billion at March 31, 2020 and December 31, 2019, respectively. These include gross notional value for average rate forwards of $8.4 billion and $9.7 billion, zero-cost collars and purchased put or call options of $3.7 billion and $2.5 billion at March 31, 2020 and December 31, 2019, respectively. The majority of our average rate forward contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2020-2023 and with gross notional values of $6.5 billion and $7.7 billion at March 31, 2020 and December 31, 2019, respectively. The average rate forward contracts also partially hedge the impacts of the South Korean won, Chinese yuan, euro, new Taiwan dollar and British pound translation on the Company’s projected net income. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options. However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2020 and December 31, 2019 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance	Fair value		Balance	Fair value
	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,
	2020	2019	location	2020	2019	location	2020	2019

Derivatives designated as hedging instruments

Foreign exchange contracts	$1,067	$2,123	Other current assets	$11	$38	Other accrued liabilities	$(24)	$(7)
			Other assets	12	37	Other liabilities	(14)	(4)

Derivatives not designated as hedging instruments

Foreign exchange and other contracts	6,831	1,815	Other current assets	36	5	Other accrued liabilities	(37)	(19)
			Other assets	44	21	Other liabilities	(58)
Translated earnings contracts	12,089	12,166	Other current assets	126	114	Other accrued liabilities	(82)	(74)
			Other assets	54	34	Other liabilities	(78)	(161)

Total derivatives	$19,987	$16,104		$283	$249		$(293)	$(265)

© 2020 Corning Incorporated. All Rights Reserved.

Index

The following table summarizes the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the three months ended March 31,
Derivatives in hedging	Gain (loss) recognized in other comprehensive income (OCI)		Location of gain (loss) reclassified from accumulated OCI into income	Gain (loss) reclassified from accumulated OCI into income
relationships	2020	2019	effective (ineffective)	2020	2019

Cash flow hedges			Net sales	$1
			Cost of sales	5	$2
Foreign exchange contracts	$(89)	$9	Other expense, net (1)	(14)
Total cash flow hedges	$(89)	$9		$(8)	$2

		Gain (loss) recognized in income
		Three months ended
	Location of gains	March 31,
Undesignated derivatives	recognized in income	2020	2019

Foreign exchange and other contracts – balance sheet, loans and other	Other income (expense), net (1)	$1	$(2)
Translated earnings contracts	Translated earnings contract gain, net	68	184

Total undesignated		$69	$182

(1)A loss of $14 million was reclassified from accumulated other comprehensive loss into other expense, net, resulting from the de-designation of certain cash flow hedges.

© 2020 Corning Incorporated. All Rights Reserved.

Index

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

		Fair value measurements at reporting date using
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)

Current assets:
Other current assets (1)	$173		$173
Non-current assets:
Other assets (1)(2)	$110		$91	$19
Current liabilities:
Other accrued liabilities (1)	$143		$143
Non-current liabilities:
Other liabilities (1)	$150		$150

(1)Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.

(2)Other assets include one of the Company’s renewable energy derivative contracts that was measured using unobservable (Level 3) inputs, in the amount of $19 million.

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

For the three months ended March 31, 2020, no material gains and losses were recognized for assets and liabilities that were measured using unobservable (Level 3) inputs. For the year ended December 31, 2019, assets and liabilities that were measured using unobservable (Level 3) inputs resulted in unrealized gains recognized in earnings of $21 million for a renewable energy derivative contract and the reversal of a liability for contingent consideration of $20 million.

© 2020 Corning Incorporated. All Rights Reserved.

Index

At December 31, 2019, Hemlock Semiconductor Group (“HSG”), one of the Company’s equity method affiliates, wrote down its long-lived assets to fair value on a nonrecurring basis. HSG engaged a third-party appraiser to assist in determining the fair value of its long-lived assets using unobservable (Level 3) inputs based on the highest and best use of the asset group. As a result, HSG recognized pre-tax asset impairment charges of $916 million for the year ended December 31, 2019. Corning’s share of the pre-tax impairment was $369 million. For the three months ended March 31, 2020, no material asset impairment was recognized on a nonrecurring basis by HSG.

There were no other significant financial assets and liabilities measured on a nonrecurring basis as of March 31, 2020 and December 31, 2019.

12. Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning has 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A. The Preferred Stock is convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of Preferred Stock, subject to certain anti-dilution provisions. As of March 31, 2020, the Preferred Stock has not been converted, and none of the anti-dilution provisions have been triggered.

Share Repurchases

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”). On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Program”).

In the three months ended March 31, 2020, the Company repurchased 4.1 million shares of common stock on the open market for approximately $105 million, as part of its 2018 Repurchase Program, and have suspended share repurchases.

In the three months ended March 31, 2019, the Company repurchased 7.8 million shares of common stock on the open market for approximately $244 million, as part of its 2018 Repurchase Program.

Accumulated Other Comprehensive Loss

In the three months ended March 31, 2020 and 2019, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustment and the net unrealized (losses) gains on designated hedges components.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended
	March 31,
	2020	2019
Beginning balance	$(857)	$(714)
Other comprehensive loss (2)	(253)	(98)
Equity method affiliates (3)	(12)	(12)
Net current-period other comprehensive loss	(265)	(110)
Ending balance	$(1,122)	$(824)

(1) All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

(2) For the three months ended March 31, 2020 and 2019, amounts are net of tax benefit of $29 million and $13 million, respectively.

(3) Tax effects are not significant.

© 2020 Corning Incorporated. All Rights Reserved.

Index

A summary of changes in the net unrealized (losses) gains on designated hedges component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended
	March 31,
	2020	2019
Beginning balance	$51	$5
Other comprehensive (loss) income before reclassifications (2)	(67)	7
Amounts reclassified from accumulated other comprehensive income (loss) (3)	6	(2)
Net current-period other comprehensive (loss) income	(61)	5
Ending balance	$(10)	$10

(1) All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.

(2) For the three months ended March 31, 2020, amounts are net of tax benefit of $22 million. For the three months ended March 31, 2019, tax effects are not significant.

(3) Tax effects are not significant.

© 2020 Corning Incorporated. All Rights Reserved.

Index

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

We prepared the financial results for our reportable segments on a basis consistent with our internal disaggregation of financial information to assist our chief operating decision maker (“CODM”) in making internal operating decisions. The impact of changes in the Japanese yen, South Korean won, Chinese yuan and new Taiwan dollar are excluded from segment sales and segment net income for the Display Technologies and Specialty Materials segments. The impact of changes in the euro, Chinese yuan and Japanese yen are excluded from segment sales and segment net income for our Environmental Technologies and Life Sciences segments. Certain income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to consolidated net (loss) income. These include items that are not used by our CODM in evaluating the results of or in allocating resources to our segments and include the following items: the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment and other charges or credits; adjustments relating to acquisitions; and other non-recurring non-operational items. Although we exclude these amounts from segment results, they are included in reported consolidated results.

We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income (loss). We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information. Segment net income (loss) may not be consistent with measures used by other companies.

© 2020 Corning Incorporated. All Rights Reserved.

Index

Reportable Segments (in millions)

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2020
Segment net sales	$751	$791	$352	$320	$258	$57	$2,529
Depreciation (1)	$133	$62	$42	$34	$12	$13	$296
Research, development and engineering expenses (2)	$30	$55	$41	$28	$7	$48	$209
Income tax (provision) benefit (3)	$(40)	$(8)	$(14)	$(9)	$(10)	$19	$(62)
Segment net income (loss) (4)	$152	$29	$51	$35	$38	$(69)	$236

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2019
Segment net sales	$818	$1,064	$309	$362	$243	$54	$2,850
Depreciation (1)	$152	$59	$37	$31	$13	$11	$303
Research, development and engineering expenses (2)	$26	$56	$41	$30	$5	$55	$213
Income tax (provision) benefit (3)	$(55)	$(39)	$(13)	$(15)	$(8)	$19	$(111)
Segment net income (loss) (4)	$208	$142	$49	$55	$31	$(72)	$413

(1)Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.

(2)Research, development and engineering expenses include direct project spending that is identifiable to a segment.

(3)Income tax (provision) benefit reflects a tax rate of 21%.

(4)Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income (loss) to consolidated net (loss) income.

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended
	March 31,
	2020	2019
Net sales of reportable segments and All Other	$2,529	$2,850
Impact of foreign currency movements (1)	(33)	(38)
Cumulative adjustment related to customer contract (2)	(105)
Consolidated net sales	$2,391	$2,812

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies and Environmental Technologies segments.

(2)Amount represents the negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that is exiting its production of LCD panels. Refer to Note 2 (Revenue) to the consolidated financial statements for additional information.

© 2020 Corning Incorporated. All Rights Reserved.

Index

A reconciliation of reportable segment net income (loss) to consolidated net (loss) income follows (in millions):

	Three months ended
	March 31,
	2020	2019
Net income of reportable segments	$305	$485
Net loss of All Other	(69)	(72)
Unallocated amounts:
Impact of foreign currency movements not included in segment net (loss) income	(19)	(37)
Gain on foreign currency hedges related to translated earnings	58	184
Translation (loss) gain on Japanese yen-denominated debt	(14)	15
Research, development, and engineering expenses	(39)	(36)
Equity in earnings of affiliated companies (1)	18	26
Amortization of intangibles	(26)	(29)
Interest expense, net	(58)	(45)
Income tax benefit	74	35
Cumulative adjustment related to customer contract (2)	(105)
Loss on disposal of assets and other charges and credits	(89)	(7)
Accelerated depreciation	(59)
Severance charges	(77)
Other corporate items	4	(20)
Net (loss) income	$(96)	$499

(1)Primarily represents the equity earnings of HSG.

(2)Amount represents the negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that is exiting its production of LCD panels. Refer to Note 2 (Revenue) to the consolidated financial statements for additional information.

During the three months ended March 31, 2020 we recorded $225 million in severance charges, accelerated depreciation, loss on disposal of assets and other charges and credits. Severance charges of $77 million were primarily related to a reduction in force program implemented, and substantially paid, during the quarter to facilitate realignment of capacity in the Asia regions for our Display Technologies segment. Accelerated depreciation of $59 million was related to the on-going exit of certain facilities in Asia. Loss on disposal of assets of $60 million and $29 million of other charges and credits were related to other exit activities.

© 2020 Corning Incorporated. All Rights Reserved.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations. This interim MD&A should be read in conjunction with the MD&A in our 2019 Form 10-K. The various sections of this MD&A contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of our 2019 Form 10-K, and as may be updated in our Forms 10-Q. Our actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2020.

Our MD&A includes the following sections:

•Overview

•Results of Operations

•Core Performance Measures

•Reportable Segments

•Capital Resources and Liquidity

•Critical Accounting Estimates

•Environment

•Forward-Looking Statements

OVERVIEW

In response to the COVID-19 pandemic and the ensuing economic uncertainty, including changing market conditions, the Company has and will continue to focus on three core priorities: preserving the financial health of the Company; protecting employees and communities; and delivering on customer commitments.

Summary of results for the three months ended March 31, 2020

In the first quarter of 2020, net sales were $2.4 billion, compared to $2.8 billion during the same period in 2019. Net sales changes were as follows:

•Display Technologies net sales decreased by $67 million, with volume decreases and display glass price declines in the low-single and mid-single digits in percentage terms, respectively;

•The negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million.  The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that is exiting its production of LCD panels;

•Optical Communications net sales declined $273 million, as sales volumes declined for carrier and enterprise products by $207 million and $66 million, respectively, due to general market weakness and capital spending reductions by several major customers; and

•Net sales for Environmental Technologies decreased $42 million as production facilities of vehicle manufacturers were shut down in key markets.

The negative impacts to sales, outlined above, were partially offset by sales increases in the Specialty Materials and Life Sciences segments in the amounts of $43 million and $15 million, respectively.

In the first quarter of 2020, we generated a net loss of $96 million, or $0.16 per share, compared to net income of $499 million, or $0.55 per share, for the same period in 2019. The decrease in net income of $595 million, was primarily driven by the following items (amounts presented after-tax):

•Translated earnings contract gains in the current period were $99 million lower than prior year gains;

•Higher costs of $161 million, primarily driven by severance payments and asset write-offs related to capacity realignment for our Display Technologies and Optical Communications segments;

•The negative impact of discrete tax items and other tax adjustments of $80 million due to adjustments to our permanently reinvested foreign income position and changes in foreign valuation allowances on deferred tax assets.

© 2020 Corning Incorporated. All Rights Reserved.

Index

•Lower segment net income of $56 million, $113 million and $20 million for the Display Technologies, Optical Communications and Environmental Technologies segments, respectively; and

•The negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million.  The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that is exiting its production of LCD panels.

Diluted earnings per share decreased by $0.71 per share when compared to the first quarter of 2019, driven by the decrease in net income described above, offset by the repurchase of 27 million shares of common stock over the last twelve months.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated net loss in the three months ended March 31, 2020 when compared to the same period in 2019.

2020 Corporate Outlook

Given the economic uncertainty and disruption created by COVID-19, the company has withdrawn its full-year 2020 guidance. In response to the pandemic, the company has been and will continue focusing actions on three core priorities: preserving the financial strength of the company, protecting employees and communities, and delivering on customer commitments. The Company is taking aggressive actions to mitigate the economic impact of the pandemic. In anticipation of lower sales, we are adjusting our operating plan to reduce costs and capital spending. We have no debt due this year, and we expect to maintain a strong cash balance and generate positive free cash flow.  We plan to maintain our dividend and have suspended share buybacks. We are committed to preserving the financial strength of the company and remain confident in our long-term growth prospects.

© 2020 Corning Incorporated. All Rights Reserved.

Index

RESULTS OF OPERATIONS

Selected highlights from our operations follow (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19

Net sales	$2,391	$2,812	(15%)

Gross margin	$561	$1,099	(49%)
(gross margin %)	23%	39%

Selling, general and administrative expenses	$395	$401	(1%)
(as a % of net sales)	17%	14%

Research, development and engineering expenses	$261	$249	5%
(as a % of net sales)	11%	9%

Translated earnings contract gain, net	$68	$184	(63%)
(as a % of net sales)	3%	7%

(Loss) income before income taxes	$(108)	$575	*
(as a % of net sales)	(5%)	20%

Benefit (provision) for income taxes	$12	$(76)	*
(as a % of net sales)	1%	(3%)

Net (loss) income attributable to Corning Incorporated	$(96)	$499	*
(as a % of net sales)	(4%)	18%

* Not meaningful

© 2020 Corning Incorporated. All Rights Reserved.

Index

Segment Net Sales

The following table presents segment net sales by reportable segment and All Other (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19
Display Technologies	$751	$818	(8%)
Optical Communications	791	1,064	(26%)
Specialty Materials	352	309	14%
Environmental Technologies	320	362	(12%)
Life Sciences	258	243	6%
All Other	57	54	6%
Net sales of reportable segments and All Other	2,529	2,850	(11%)
Impact of foreign currency movements (1)	(33)	(38)	13%
Cumulative adjustment related to customer contract (2)	(105)		*
Consolidated net sales	$2,391	$2,812	(15%)

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies and Environmental Technologies segments.

(2)Amount represents the negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that is exiting its production of LCD panels.

* Not meaningful

For the three months ended March 31, 2020, net sales of operating segments decreased by $321 million, or 11%, when compared to the same period in 2019. The primary sales drivers by segment were as follows:

•Display Technologies net sales decreased by $67 million, with volume decreases and display glass price declines in the low-single and mid-single digits in percentage terms, respectively;

•Optical Communications net sales declined $273 million, as sales volumes declined for carrier and enterprise products by $207 million and $66 million, respectively, due to general market weakness and capital spending reductions by several major customers;

•Specialty Materials segment net sales increased by $43 million, primarily due to strong demand for premium glasses, other Gorilla® Glass innovations and advanced optics products;

•Net sales for Environmental Technologies decreased $42 million as production facilities of vehicle manufacturers were shut down in key markets; and

•Life Sciences net sales increased by $15 million, as volume grew faster than the underlying market.

Movements in foreign exchange rates did not materially impact Corning’s consolidated net sales in the three months ended March 31, 2020, when compared to the prior year.

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

Gross Margin

In the three months ended March 31, 2020, gross margin decreased by $538 million, or 49%, and gross margin as a percentage of sales declined by 16%. Negative impacts to gross margin were primarily driven by accelerated depreciation for the Display Technologies segment, severance payments and asset write-offs in our Display Technologies and Optical Communications segments, and lower volumes in Environmental Technologies due to production shutdowns by vehicle manufacturers in key markets.

Movements in foreign exchange rates had a positive impact of $15 million on Corning’s consolidated gross margin in the three months ended March 31, 2020, when compared to the same period in 2019.

Selling, General and Administrative Expenses

When compared to the first quarter of 2019, selling, general and administrative expenses declined by $6 million, or 1%, in the three months ended March 31, 2020, but increased by 3% as a percentage of sales.

© 2020 Corning Incorporated. All Rights Reserved.

Index

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended March 31, 2020, research, development and engineering expenses increased by $12 million, or 5%, when compared to the same period last year, driven by higher costs associated with new product launches and our emerging businesses. As a percentage of sales, these expenses were two percent higher when compared to the same period last year.

Equity in Earnings of Affiliated Companies

The following provides a summary of equity in earnings of affiliated companies (in millions):

	Three months ended
	March 31,
	2020	2019
Hemlock Semiconductor Group	$17	$25
All other	(3)
Total equity earnings	$14	$25

Translated earnings contract gain, net

Included in the line item translated earnings contract gain, net, is the impact of foreign currency hedges which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and British pound and its impact on our net (loss) income. The following table provides detailed information on the impact of our translated earnings contract gains and losses:

	Three Months Ended		Three Months Ended		Change
	March 31, 2020		March 31, 2019		2020 vs. 2019
	Income		Income		Income
	before	Net	before	Net	before	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net	$3	$3	$7	$6	$(4)	$(3)
Unrealized gain, net (1)	65	50	177	138	(112)	(88)
Total translated earnings contract gain, net	$68	$53	$184	$144	$(116)	$(91)

(1)The impact to income was primarily driven by yen-denominated hedges of translated earnings.

The gross notional value outstanding on our translated earnings contracts and foreign currency cash flow hedges were as follows (in billions):

	March 31,	December 31,
	2020	2019
Japanese yen-denominated translated earnings contracts	$10.2	$10.2
South Korean won-denominated translated earnings contracts	0.6	0.4
Euro-denominated translated earnings contracts	1.1	1.3
Other translated earnings contracts	0.2	0.3
Total gross notional value outstanding for translated earnings contracts	12.1	12.2

Japanese yen-denominated foreign currency cash flow hedges	0.8	1.5
Other foreign currency cash flow hedges	0.3	0.6
Total gross notional value for foreign currency cash flow hedges	1.1	2.1

Total gross notional value outstanding	$13.2	$14.3

© 2020 Corning Incorporated. All Rights Reserved.

Index

(Loss) Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated (loss) income before income taxes in the three months ended March 31, 2020 when compared to the same period in 2019.

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes and the related effective income tax rates are as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019

Benefit (provision) for income taxes	$12	$(76)
Effective tax rate	11.1%	(13.2%)

For the three months ended March 31, 2020, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to an adjustment to our permanently reinvested foreign income position, foreign valuation allowances on deferred tax assets, and certain non-deductible expenses for tax purposes.

For the three months ended March 31, 2019, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to rate differences on income (loss) of consolidated foreign companies offset by expected benefits related to FDII and the release of foreign valuation allowances on deferred tax assets that are now considered realizable from the restructuring of certain Israeli operations.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net (Loss) Income Attributable to Corning Incorporated

Our net (loss) income and per share data is as follows (in millions, except per share amounts):

	Three months ended
	March 31,
	2020	2019
Net (loss) income attributable to Corning Incorporated	$(96)	$499
Net (loss) income attributable to Corning Incorporated used in basic (loss) earnings per common share calculation (1)	$(120)	$475
Net (loss) income attributable to Corning Incorporated used in diluted (loss) earnings per common share calculation (1)	$(120)	$499
Basic (loss) earnings per common share	$(0.16)	$0.61
Diluted (loss) earnings per common share	$(0.16)	$0.55

Weighted-average common shares outstanding - basic	760	784
Weighted-average common shares outstanding - diluted	760	908

(1)Refer to Note 6 ((Loss) Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive (Loss) Income

For the three months ended March 31, 2020 comprehensive income decreased by $765 million when compared to the same period in 2019, primarily due to the following:

•A decrease in net income of $595 million;

•An increase in the loss on foreign currency translation adjustments in the amount of $155 million, primarily driven by the Chinese yuan, South Korean won and partially offset by the Japanese yen; and

•The negative impact of a change to net unrealized losses on designated hedges of $66 million.

These losses were partially offset by the absence of $53 million prior period unamortized actuarial losses related to the adoption of the new standard for reclassification of stranded tax effects in accumulated other comprehensive income.

Refer to Note 12 (Shareholders’ Equity) to the consolidated financial statements for additional information.

© 2020 Corning Incorporated. All Rights Reserved.

Index

CORE PERFORMANCE MEASURES

In managing the Company and assessing our financial performance, we adjust certain measures provided by our consolidated financial statements to exclude specific items to report core performance measures. These items include gains and losses on our translated earnings contracts, acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment, and other charges or credits, certain litigation-related expenses, pension mark-to-market adjustments and other items which do not reflect on-going operating results of the Company or our equity affiliates. Corning utilizes constant-currency reporting for our Display Technologies, Environmental Technologies, Specialty Materials and Life Sciences segments for the Japanese yen, South Korean won, Chinese yuan, new Taiwan dollar and the euro. The Company believes that the use of constant-currency reporting allows investors to understand our results without the volatility of currency fluctuations and reflects the underlying economics of the translated earnings contracts used to mitigate the impact of changes in currency exchange rates on our earnings and cash flows. Corning also believes that reporting core performance measures provides investors greater transparency to the information used by our management team to make financial and operational decisions.

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

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from our continuing operations, excluding certain items, follow (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19
Core net sales	$2,529	$2,850	(11)%
Core equity in earnings of affiliated companies	$14	$26	(46)%
Core net income	$177	$365	(52)%

Core Net Sales

Core net sales are consistent with net sales by reportable segment. Net sales by reportable segment are presented below (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19
Display Technologies	$751	$818	(8%)
Optical Communications	791	1,064	(26%)
Specialty Materials	352	309	14%
Environmental Technologies	320	362	(12%)
Life Sciences	258	243	6%
All Other	57	54	6%
Net sales of reportable segments and All Other	2,529	2,850	(11%)
Impact of foreign currency movements (1)	(33)	(38)	13%
Cumulative adjustment related to customer contract (2)	(105)		*
Consolidated net sales	$2,391	$2,812	(15%)

(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies and Environmental Technologies segments.

(2)Amount represents the negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that is exiting its production of LCD panels.

* Not meaningful

© 2020 Corning Incorporated. All Rights Reserved.

Index

Core Net Income

In the three months ended March 31, 2020, we generated core net income of $177 million, or $0.20 per share, compared to core net income generated in the three months ended March 31, 2019 of $365 million, or $0.40 per share. The decrease of $188 million was due to lower earnings across Display Technologies, Optical Communications and Environmental Technologies segments of $56 million, $113 million and $20 million, respectively, when compared to the same period in 2019.

Included in core net income for the three months ended March 31, 2020 and 2019 is net periodic pension expense in the amounts of $12 million and $21 million, respectively.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2020	2019
Core net income attributable to Corning Incorporated	$177	$365
Less: Series A convertible preferred stock dividend	24	24
Core net income available to common stockholders - basic	153	341
Add: Series A convertible preferred stock dividend	24	24
Core net income available to common stockholders - diluted	$177	$365

Weighted-average common shares outstanding - basic	760	784
Effect of dilutive securities:
Stock options and other dilutive securities	6	9
Series A convertible preferred stock	115	115
Weighted-average common shares outstanding - diluted	881	908
Core basic earnings per common share	$0.20	$0.43
Core diluted earnings per common share	$0.20	$0.40

Reconciliation of Non-GAAP Measures

We utilize certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess our financial and operating performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the consolidated statements of (loss) income or statement of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure as calculated and presented in accordance with GAAP in the consolidated statements of (loss) income or statement of cash flows.

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

© 2020 Corning Incorporated. All Rights Reserved.

Index

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three Months Ended March 31, 2020
			(Loss) income		Effective
	Net	Equity	before income	Net (loss)	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,391	$14	$(108)	$(96)	11.1%	$(0.16)
Constant-currency adjustment (1)	33		19	(22)		(0.03)
Translation loss on Japanese yen-denominated debt (2)			14	11		0.01
Translated earnings contract gain (3)			(58)	(45)		(0.06)
Acquisition-related costs (4)			28	21		0.03
Discrete tax items and other tax-related adjustments (5)				37		0.05
Restructuring, impairment and other charges and credits (6)			225	166		0.22
Cumulative adjustment related to customer contract (7)	105		105	105		0.14
Core performance measures	$2,529	$14	$225	$177	21.3%	$0.20

(a)Based upon statutory tax rates in the specific jurisdiction for each event.

	Three Months Ended March 31, 2019
			Income		Effective
	Net	Equity	before income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,812	$25	$575	$499	13.2%	$0.55
Constant-currency adjustment (1)	38	1	37	31		0.03
Translation gain on Japanese yen-denominated debt (2)			(15)	(11)		(0.01)
Translated earnings contract gain (3)			(184)	(144)		(0.16)
Acquisition-related costs (4)			37	28		0.03
Discrete tax items and other tax-related adjustments (5)				(43)		(0.05)
Restructuring, impairment and other charges and credits (6)			7	5		0.01
Core performance measures	$2,850	$26	$457	$365	20.1%	$0.40

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

© 2020 Corning Incorporated. All Rights Reserved.

Index

Items which we exclude from GAAP measures to arrive at core performance measures are as follows:

(1)

Constant-currency adjustment:  Because a significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on core net income of translating these currencies into U.S. dollars.  Our Display Technologies segment sales and net income are primarily denominated in Japanese yen, but also impacted by the South Korean won, Chinese yuan, and new Taiwan dollar.  Environmental Technologies and Life Science segments sales and net income are impacted by the euro, Chinese yuan and Japanese yen.  Presenting results on a constant-currency basis mitigates the translation impact and allows management to evaluate performance period over period, analyze underlying trends in our businesses, and establish operational goals and forecasts.  We establish constant-currency rates based on internally derived management estimates which are closely aligned with the currencies we have hedged.

Constant-currency rates are as follows:
	Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro
	Rate	¥107	₩1,175	¥6.7	NT$31	€.81

(2)	Translation loss (gain) on Japanese yen-denominated debt: We have excluded the gain or loss on the translation of our yen-denominated debt to U.S. dollars.
(3)

Translated earnings contract gain: We have excluded the impact of the realized and unrealized gains and losses of our Japanese yen, South Korean won, Chinese yuan, euro and new Taiwan dollar-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our British pound-denominated foreign currency hedges related to translated earnings.

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

(7)

Cumulative adjustment related to customer contract: The negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that is exiting its production of LCD panels.

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

We prepared the financial results for our reportable segments on a basis consistent with our internal disaggregation of financial information to assist our chief operating decision maker (“CODM”) in making internal operating decisions. The impact of changes in the Japanese yen, South Korean won, Chinese yuan and new Taiwan dollar are excluded from segment sales and segment net income for the Display Technologies and Specialty Materials segments. The impact of changes in the euro, Chinese yuan and Japanese yen are excluded from segment sales and segment net income for our Environmental Technologies and Life Sciences segments. Certain income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to consolidated net (loss) income. These include items that are not used by our CODM in evaluating the results of or in allocating resources to our segments and include the following items: the impact of our translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment and other charges or credits; adjustments relating to acquisitions; and other non-recurring non-operational items. Although we exclude these amounts from segment results, they are included in reported consolidated results.

We included the earnings of equity affiliates that are closely associated with our reportable segments in the respective segment’s net income (loss). We have allocated certain common expenses among reportable segments differently than we would for stand-alone financial information. Segment net income (loss) may not be consistent with measures used by other companies.

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19

Segment net sales	$751	$818	(8%)
Segment net income	$152	$208	(27%)

Net sales in the Display Technologies segment decreased by $67 million in the three months ended March 31, 2020, driven by volume decreases and display glass price declines in the low-single and mid-single digits in percentage terms, respectively.

Net income in the Display Technologies segment decreased by $56 million in the three months ended March 31, 2020, driven by the changes in sales outlined above.

© 2020 Corning Incorporated. All Rights Reserved.

Index

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19

Segment net sales	$791	$1,064	(26%)
Segment net income	$29	$142	(80%)

Optical Communications net sales declined $273 million in the three months ended March 31, 2020. Net sales of carrier and enterprise products were $207 million and $66 million lower, respectively, due to general market weakness and capital spending reductions by several major customers.

Net income decreased by $113 million for the three months ended March 31, 2020, primarily driven by the changes in sales, outlined above.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19

Segment net sales	$352	$309	14%
Segment net income	$51	$49	4%

Net sales in the Specialty Materials segment increased by $43 million for the three months ended March 31, 2020. Strong demand for premium glasses, Gorilla® Glass innovations and advanced optics products drove the increase for the first quarter of 2020.

Net income increased by $2 million for the three months ended March 31, 2020, with sales growth from our innovation products, which from a profitability standpoint, start at a lower margin.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19

Segment net sales	$320	$362	(12%)
Segment net income	$35	$55	(36%)

Net sales in the Environmental Technologies segment declined by $42 million for the three months ended March 31, 2020. Sales were negatively impacted by the shutdown of manufacturing facilities by vehicle manufacturers in key markets.

Net income decreased by $20 million for the three months ended March 31, 2020, primarily driven by decreases in sales outlined above.
© 2020 Corning Incorporated. All Rights Reserved.

Index

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19

Segment net sales	$258	$243	6%
Segment net income	$38	$31	23%

Net sales in the Life Sciences segment increased by $15 million for the three months ended March 31, 2020, as volume grew faster than the underlying market.

Net income increased by $7 million for the three months ended March 31, 2020, driven by the higher sales volume, outlined above, and manufacturing performance optimization.

All Other

All other segments that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies, auto glass and new product lines and development projects, as well as certain corporate investments.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended		%
	March 31,		change
	2020	2019	20 vs. 19

Segment net sales	$57	$54	6%
Segment net loss	$(69)	$(72)	4%

Net sales of this segment increased by $3 million for the three months ended March 31, 2020 when compared to the same period in 2019, driven primarily by sales changes in our emerging businesses. Net loss decreased by $3 million, primarily driven by the change in sales when compared to the same period in 2019.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

2020

In the first quarter of 2020, Corning established two unsecured variable rate loan facilities for 1,050 million Chinese yuan, or $150 million USD, and 749 million Chinese yuan, or $105 million USD, each with a maturity of 5 years.

The draws taken on the loan facilities through the end of the first quarter totaled 1,402 million Chinese yuan, or $200 million USD. These Chinese yuan-denominated proceeds will not be converted into U.S. dollars and will be used for capital projects. Payments of principal and interest on the Notes will be in Chinese yuan, or should yuan be unavailable due to circumstances beyond Corning’s control, a U.S. dollar equivalent.

2019

There was no material debt activity in the first quarter of 2019.

Share Repurchase Program

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”). On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Program”).

In the three months ended March 31, 2020, the Company repurchased 4.1 million shares of common stock on the open market for approximately $105 million, as part of its 2018 Repurchase Program, and have suspended share repurchases.

© 2020 Corning Incorporated. All Rights Reserved.

Index

In the three months ended March 31, 2019, the Company repurchased 7.8 million shares of common stock on the open market for approximately $244 million, as part of its 2018 Repurchase Program.

Capital Spending

Capital spending totaled $545 million for the three months ended March 31, 2020. We are reducing our planned 2020 capital expenditures below $1.5 billion.

Cash Flow

Summary of cash flow data (in millions):

	Three months ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$248	$(29)
Net cash used in investing activities	$(539)	$(483)
Net cash used in financing activities	$(94)	$(393)

Net cash provided by operating activities increased by $277 million in the three months ended March 31, 2020, when compared to the same period in the prior year. The change was primarily driven by the receipt of a customer deposit in the amount of $125 million and the refund of $101 million of tax assessments from the South Korean government.

Net cash used in investing activities increased by $56 million in the three months ended March 31, 2020 when compared to the same period last year.

Net cash used in financing activities in the three months ended March 31, 2020 decreased by $299 million when compared to the same period last year. The primary drivers were proceeds from the issuance of long term debt and lower share repurchases in the amount of $200 million and $152 million, respectively.

Defined Benefit Pension Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During 2020, we expect to make cash contributions of $54 million to our international pension plans.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	March 31,	December 31,
	2020	2019

Working capital	$3,755	$3,942
Current ratio	2.2:1	2.1:1
Trade accounts receivable, net of allowances	$1,708	$1,836
Days sales outstanding	64	59
Inventories	$2,347	$2,320
Inventory turns	3.3	3.3
Days payable outstanding (1)	43	48
Long-term debt	$7,815	$7,729
Total debt to total capital	39%	37%

(1)Includes trade payables only.

Management Assessment of Liquidity

Corning is committed to strong financial stewardship. We have no debt due over the next twelve months, and we expect to maintain a strong cash balance. We expect to generate positive free cash flow for the year.

We ended the first quarter of 2020 with approximately $2 billion of cash and cash equivalents.  Our cash and cash equivalents are held in various locations throughout the world, with approximately 69% held outside of the United States, and are generally unrestricted.  We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed.

© 2020 Corning Incorporated. All Rights Reserved.

Index

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion.  Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes. Corning had no outstanding commercial paper at March 31, 2020 and December 31, 2019.

The Company’s Revolving Credit Agreement is available to support its commercial paper program and for general corporate purposes.

The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, including the commercial paper markets, which, depending on future developments, could impact liquidity in the future should we require access to the capital markets during a period of significant disruption. Corning’s other sources of liquidity, including its Revolving Credit Agreement, are available in case of market disruption when liquidity is needed.

Other

We complete comprehensive reviews of our significant customers and their creditworthiness by analyzing their financial strength at least annually or more frequently for customers where we have identified an increased measure of risk. We closely monitor payments and developments which may signal possible customer credit issues. From time to time, we factor accounts receivable. During the period ended March 31, 2020, collections of accounts receivables were accelerated by $78 million.  Customer initiated accelerations accounted for $44 million, or 56%, of the collections. We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

Our major sources of funding for 2020 and beyond will be our operating cash flow and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments and dividend payments.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. At March 31, 2020, our leverage using this measure was approximately 39%. As of March 31, 2020, we were in compliance and no amounts were outstanding under the Company’s Revolving Credit Agreement.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of March 31, 2020, we were in compliance with all such provisions.

Other than discussed, management is not aware of any known trends or any known demands, commitments, events or uncertainties that will, or are reasonably likely to, result in insufficient liquidity.  There are no known trends, favorable or unfavorable, that would have a material change in the overall cost of our liquidity.

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in our off-balance sheet arrangements as disclosed in our 2019 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2019 Form 10-K under the caption “Contractual Obligations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in our 2019 Form 10-K and remain unchanged through the first three months of 2020. For certain items, additional details are provided below.

Impairment of Assets Held for Use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified.  We review our long-lived assets in each quarter in which impairment indicators are present.  In consideration of the economic risks and uncertainties associated with COVID-19, we have evaluated the fair value and recoverability of our long-lived assets and have determined that there are no impairments as of March 31, 2020.  We must exercise judgment in assessing whether an event of impairment has occurred.

© 2020 Corning Incorporated. All Rights Reserved.

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

At March 31, 2020 and December 31, 2019, the carrying value of precious metals was lower than the fair market value by $1.9 billion and $849 million, respectively.  These precious metals are utilized by the Display Technologies and Specialty Materials segments.  Corning believes these precious metal assets to be recoverable due to the significant positive cash flow in both segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

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

Corning has recorded goodwill in the Display Technologies, Optical Communications, Specialty Materials, Life Sciences and All Other operating segments.  Each of these operating segments is a separate reporting unit; however, Specialty Materials and All Other are each made up of two separate reporting units.  On a quarterly basis, or if an event occurs or circumstances change that indicate the carrying amount may be impaired, management performs a qualitative assessment of factors in each reporting unit within these operating segments to determine if there have been any triggering events.  Considering the economic risks and uncertainties associated with COVID-19, we have performed a quantitative assessment of goodwill during the three months ended March 31, 2020, and determined that the fair values still significantly exceed the carrying values for all our reporting units.

The quantitative assessment is performed by assessing various factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  These factors include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, or a sustained decrease in share price.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (“the Agency”) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. At March 31, 2020 and December 31, 2019, Corning had accrued approximately $40 million and $41 million, respectively, for the undiscounted estimated liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the Company, actual results could differ materially. The Company does not undertake to update forward-looking statements. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

the duration and severity of the recent COVID-19 pandemic, and its ultimate impact across our businesses on demand, operations and our global supply chains;

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

© 2020 Corning Incorporated. All Rights Reserved.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in our 2019 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies. Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact our sales and net income. For a discussion of our exposure to market risk and how we mitigate that risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2019 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2020 Corning Incorporated. All Rights Reserved.

Index

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. See our 2019 Form 10-K, Part I, Item 3. For additional information and updates to estimated liabilities as of March 31, 2020, see Part I, Item 1, Financial Statements, Note 3 (Commitments, Contingencies and Guarantees) of the Notes to Unaudited Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and supply chains, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products.

COVID-19 has impacted and may further impact the global economy, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates.  We currently are unable to predict with certainty the duration and severity of the spread of the coronavirus, and responses thereto, which are highly uncertain and will, to a large degree, be a function of factors beyond our control, such as the continued spread or recurrence of contagion, the implementation of effective preventative and containment measures, the development of effective medical solutions, the extent to which governmental restrictions on travel, public gatherings, mobility and other activities remain in place or are augmented, financial and other market reactions to the foregoing, and reactions and responses of communities and societies.

While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict with certainty the extent or nature of these impacts. The severity of the impact will depend on our ability to adjust to this uncertainty as well as a number of other factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, disruptions and restrictions on availability of labor, as well as temporary disruptions to our supply chain, all of which are uncertain and cannot be predicted.  The Company's future results of operations and liquidity could be adversely impacted by reduced revenues, delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2019 Form 10-K, which could materially impact our business, financial condition or future results. Risks disclosed in our 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. There have been no material changes to Part I, Item 1A. Risk Factors in our 2019 Form 10-K, other than the addition of the preceding risk factor related to COVID-19.

© 2020 Corning Incorporated. All Rights Reserved.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the first quarter of 2020:

Issuer Purchases of Equity Securities

			Number of
			shares purchased as	Approximate dollar
	Total number	Average	part of publicly	value of shares that
	of shares	price paid	announced	may yet be purchased
Period	purchased (1)	per share	programs	under the programs

January 1 - 31, 2020	805,645	$29.92	771,223
February 1 - 29, 2020	1,498,070	26.90	1,476,947
March 1 - 31, 2020	1,881,681	22.32	1,881,317
Total	4,185,396	$25.42	4,129,487	$5,318,357,637

(1)This column reflects the following transactions during the first quarter of 2020: (i) the deemed surrender to us of 43,414 shares of common stock to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units; (ii) the deemed surrender to us of 12,495 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 4,129,487 shares of common stock under the 2018 Repurchase Program.

© 2020 Corning Incorporated. All Rights Reserved.

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

Corning Incorporated
(Registrant)

May 5, 2020	/s/ Edward A. Schlesinger
Date	Edward A. Schlesinger
Senior Vice President and Corporate Controller

© 2020 Corning Incorporated. All Rights Reserved.