Form 10-Q
period 2021-03-31
CORNING INC /NY
filed 2021-04-30
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2021
Corning’s Common Stock, $0.50 par value per share	851,356,832 shares

© 2021 Corning Incorporated. All Rights Reserved.

INDEX

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited; in millions, except per share amounts)

	Three months ended
	March 31,
	2021	2020
Net sales	$3,290	$2,391
Cost of sales	2,134	1,830

Gross margin	1,156	561

Operating expenses:
Selling, general and administrative expenses	400	395
Research, development and engineering expenses	222	261
Amortization of purchased intangibles	32	26

Operating income (loss)	502	(121)

Equity in earnings of affiliated companies	8	14
Interest income	3	6
Interest expense	(77)	(64)
Translated earnings contract gain, net (Note 12)	272	68
Other income (expense), net	117	(11)

Income (loss) before income taxes	825	(108)
(Provision) benefit for income taxes (Note 5)	(226)	12

Net income (loss) attributable to Corning Incorporated	$599	$(96)

Earnings (loss) per common share attributable to Corning Incorporated:
Basic (Note 6)	$0.75	$(0.16)
Diluted (Note 6)	$0.67	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three months ended
	March 31,
	2021	2020
Net income (loss) attributable to Corning Incorporated	$599	$(96)

Foreign currency translation adjustments and other	(363)	(265)
Net unrealized gains (losses) on designated hedges	11	(61)
Other comprehensive loss, net of tax (Note 14)	(352)	(326)

Comprehensive income (loss) attributable to Corning Incorporated	$247	$(422)

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets

Current assets:
Cash and cash equivalents	$2,868	$2,672
Trade accounts receivable, net of doubtful accounts - $44 and $46	1,900	2,133
Inventories, net (Note 7)	2,361	2,438
Other current assets (Note 12)	974	761
Total current assets	8,103	8,004

Property, plant and equipment, net of accumulated depreciation - $13,514 and $13,663	15,364	15,742
Goodwill, net	2,429	2,460
Other intangible assets, net	1,259	1,308
Deferred income taxes (Note 5)	992	1,121
Other assets (Note 12)	1,996	2,140

Total Assets	$30,143	$30,775

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 9)	$154	$156
Accounts payable	1,272	1,174
Other accrued liabilities (Note 8 and Note 11)	2,087	2,437
Total current liabilities	3,513	3,767

Long-term debt (Note 9)	7,650	7,816
Postretirement benefits other than pensions (Note 10)	733	727
Other liabilities (Note 8 and Note 11)	4,689	5,017
Total liabilities	16,585	17,327

Commitments and contingencies (Note 11)
Shareholders’ equity (Note 14):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 3,100; Shares issued: 2,300	2,300	2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1,729 million and 1,726 million	864	863
Additional paid-in capital – common stock	14,722	14,642
Retained earnings	16,509	16,120
Treasury stock, at cost; Shares held: 961 million and 961 million	(19,934)	(19,928)
Accumulated other comprehensive loss	(1,092)	(740)
Total Corning Incorporated shareholders’ equity	13,369	13,257
Non-controlling interests	189	191
Total equity	13,558	13,448

Total Liabilities and Equity	$30,143	$30,775

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three months ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$599	$(96)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	330	356
Amortization of purchased intangibles	32	26
Loss on disposal of assets		60
Severance charges		77
Severance payments	(13)	(75)
Translation (gain) loss on Japanese yen-denominated debt	(118)	14
Deferred tax provision (benefit)	121	(40)
Customer deposits and incentives	12	125
Translated earnings contract gain	(272)	(68)
Unrealized translation losses on transactions	59	33
Tax assessment refunds		101
Changes in certain working capital items:
Trade accounts receivable	109	43
Inventories	44	(67)
Other current assets	(26)	(10)
Accounts payable and other current liabilities	(27)	(207)
Other, net	(127)	(24)
Net cash provided by operating activities	723	248

Cash Flows from Investing Activities:
Capital expenditures	(289)	(545)
Proceeds from sale of business	24
Realized (losses) gains on translated earnings contract	(3)	11
Other, net	(20)	(5)
Net cash used in investing activities	(288)	(539)

Cash Flows from Financing Activities:
Repayments of short-term borrowings and current portion of long-term debt	(25)
Proceeds from issuance of long-term debt, net		200
Proceeds from exercise of stock options	51	7
Repurchases of common stock for treasury		(105)
Dividends paid	(208)	(192)
Other, net	(8)	(4)
Net cash used in financing activities	(190)	(94)
Effect of exchange rates on cash	(49)	(24)
Net increase (decrease) in cash and cash equivalents	196	(409)
Cash and cash equivalents at beginning of period	2,672	2,434
Cash and cash equivalents at end of period	$2,868	$2,025

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2020	$2,300	$863	$14,642	$16,120	$(19,928)	$(740)	$13,257	$191	$13,448
Net income				599			599	2	601
Other comprehensive loss						(352)	(352)	(1)	(353)
Shares issued to benefit plans and for option exercises		1	80				81		81
Common dividends ($0.24 per share)				(187)			(187)		(187)
Preferred dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				1	(6)		(5)	(3)	(8)
Balance, March 31, 2021	$2,300	$864	$14,722	$16,509	$(19,934)	$(1,092)	$13,369	$189	$13,558

(In millions)	Convertible preferred stock	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2019	$2,300	$859	$14,323	$16,408	$(19,812)	$(1,171)	$12,907	$90	$12,997
Net loss				(96)			(96)		(96)
Other comprehensive loss						(326)	(326)	(1)	(327)
Purchase of common stock for treasury					(105)		(105)		(105)
Shares issued to benefit plans and for option exercises			17				17		17
Common dividends ($0.22 per share)				(168)			(168)		(168)
Preferred dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				(6)	(1)		(7)		(7)
Balance, March 31, 2020	$2,300	$859	$14,340	$16,114	$(19,918)	$(1,497)	$12,198	$89	$12,287

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and its subsidiary companies.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

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

On September 9, 2020, Hemlock Semiconductor Group (“HSG”) redeemed Dupont’s entire ownership of HSG with a value of $250 million ("Redemption").  Upon completion of the Redemption, the Company obtained a 100% interest in Hemlock Semiconductor LLC and 80.5% interest in Hemlock Semiconductor Operations LLC, which are affiliated entities within HSG.  HSG's results have been consolidated in “All Other”.

Refer to Note 3 (HSG Transactions) to the consolidated financial statements for more information.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The novel coronavirus (“COVID-19”) pandemic and the resulting adverse impacts to global economic conditions  may impact future estimates including, but not limited to, inventory valuations, fair value measurements, goodwill and long-lived asset impairments, the effectiveness of the Company’s hedging instruments, deferred tax valuation allowances, actuarial losses on retirement benefit plans and discount rate assumptions.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the results of operations, financial position, or changes in shareholders’ equity.

New Accounting Standards

During the first quarter of 2021, we early adopted the ASU 2020-06. The ASU simplifies an issuer’s accounting for convertible instruments by eliminating separate accounting for beneficial conversion and cash conversion features under ASC 470-20. The ASU also clarifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification under ASC 815-40, as well as requires entities to use the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement, if the effect is more dilutive, for instruments that may be settled in cash or shares under ASC 260. The adoption of ASU 2020-06 did not have a one-time impact on Corning’s consolidated financial statements as of January 1, 2021.

© 2021 Corning Incorporated. All Rights Reserved.

2. Restructuring, Impairment and Other Charges and Credits

2021

There was no material restructuring, impairment and other charges and credits activity for the first quarter of 2021.

2020

During the three months ended March 31, 2020 we recorded $225 million in severance and costs to realign capacity of certain facilities in our Display Technologies segment in the Asia regions. Severance charges of $77 million were primarily related to a reduction in force program implemented, and substantially paid, during the quarter to facilitate realignment of capacity for these facilities.  Charges of $148 million to realign capacity included accelerated depreciation and other related on-going exit costs.

Total restructuring, impairment and other charges and credits were reflected on the consolidated statements of income (loss) as cost of sales of $161 million, selling, general and administrative expenses of $48 million, research development and engineering expenses of $13 million and other charges of $3 million.

© 2021 Corning Incorporated. All Rights Reserved.

3. HSG Transactions

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

HSG acquired DuPont’s TCS manufacturing assets, which was determined to be a business and recorded as a business combination (“TCS Transaction”). The fair value of the purchase price was $255 million.  In conjunction with this acquisition, HSG settled the TCS Settlement for a contractual amount of $175 million, which was determined to have a fair value of $200 million.  HSG will pay for the TCS Settlement over three years with equal annual payments of approximately $58 million.  Corning’s share of the pre-tax loss related to the settlement was $81 million and was recorded in equity in earnings of affiliated companies in the consolidated statements of income (loss).

HSG also completed the Redemption, redeeming Dupont’s entire ownership of HSG with a value of $250 million.  The Redemption was funded with HSG’s existing cash on-hand of $75 million and its newly obtained third-party debt of $175 million, maturing on September 8, 2021.  Debt repayments have been recorded as a financing activity on Corning's consolidated statements of cash flows.   As of March 31, 2021, the remaining third-party debt was $50 million and was classified as a current liability in Corning's consolidated financial statements.

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

© 2021 Corning Incorporated. All Rights Reserved.

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

(1)

The other current and non-current assets included a contingent consideration asset of $20 million at fair value for a cost adjustment contract related to the TCS Transaction. Refer to Note 13 (Fair Value Measurements) to the consolidated financial statements for additional information.

(2)

The purchase price being used to measure the goodwill of the Redemption is $352 million, including the fair value of Corning’s previously held equity interest and non-controlling interest, in the amount of $250 million and $102 million, respectively.

(3)

The goodwill recognized is not deductible for U.S. income tax purposes. The goodwill was allocated to “All Other” within segment reporting as disclosed in Note 16 (Reportable Segments) to the consolidated financial statements.

Upon completion of the Redemption and resulting consolidation, Corning recorded the values of assets acquired and liabilities assumed from HSG, including a customer deposit liability and deferred revenue.  Refer to Note 4 (Revenue) to the consolidated financial statements for additional information.

The goodwill is primarily related to other intangibles and synergies of the acquired business which do not qualify for separate recognition.  Intangible assets consist primarily of $215 million of developed technologies and know-how, and $70 million of other intangibles that are amortized over the weighted average useful life of approximately 20 and 15 years, respectively.

HSG's revenue and net income have been consolidated in “All Other” in Corning’s consolidated statements of income (loss) for the three months ended March 31, 2021.

© 2021 Corning Incorporated. All Rights Reserved.

4. Revenue

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

Revenues by product category are as follows (in millions):

	Three months ended
	March 31,
	2021	2020
Display products	$888	$633

Telecommunication products	937	791

Specialty glass products	451	352

Environmental substrate and filter products	442	307

Life science products	301	251

All Other (1)	271	57
Total revenue	$3,290	$2,391
Impact of foreign currency movements (2)	(27)	33
Cumulative adjustment related to customer contract (3)		105
Net sales of reportable segments and All Other	$3,263	$2,529

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in "All Other" as of September 9, 2020.
(2)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(3)	Amount represents the negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million recorded during the first quarter of 2020. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

Refer to Note 16 (Reportable Segments) to the consolidated financial statements for additional information.

© 2021 Corning Incorporated. All Rights Reserved.

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

Customer Deposits

As of March 31, 2021 and December 31, 2020, Corning had customer deposits of approximately $1.3 billion and $1.4 billion, respectively.  A majority of these customer deposits were non-refundable and allowed customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to 10 years.  As glass is shipped to customers, Corning will recognize revenue and issue credit memoranda to reduce the amount of the customer deposit liability.

In the three months ended March 31, 2021 and 2020, customer deposits used were $93 million and $41 million, respectively.  As of March 31, 2021 and December 31, 2020, $1.1 billion was recorded as other long-term liabilities.  The remaining $217 million and $211 million, respectively, were classified as other current liabilities.

Deferred Revenue

As of March 31, 2021 and December 31, 2020, Corning had deferred revenue of approximately $1 billion.  The deferred revenue was related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long term supply agreements.

The deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units shipped compared to the remaining contractual units.

As of March 31, 2021 and December 31, 2020, $834 million and $872 million, respectively, were classified as long-term liabilities and $157 million and $152 million, respectively, were classified as current liabilities.

Refer to Note 3 (HSG Transactions) to the consolidated financial statements for more information.

5. Income Taxes

The (provision) benefit for income taxes and the related effective income tax rates are as follows (in millions):

	Three months ended
	March 31,
	2021	2020
(Provision) benefit for income taxes	$(226)	$12
Effective tax rate	27.4%	11.1%

© 2021 Corning Incorporated. All Rights Reserved.

For the three months ended March 31, 2021, the effective income tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to adjustments to our permanently reinvested foreign income position and tax reform items.

For the three months ended March 31, 2020, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to an adjustment to our permanently reinvested foreign income position, foreign valuation allowances on deferred tax assets, and certain non-deductible expenses for tax purposes.

Corning Precision Materials is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2018. The Company is required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessments. Corning believes that it is more likely than not we will prevail in the appeals process.  As of March 31, 2021 and December 31, 2020, non-current receivables of $358 million and $365 million, respectively, were recorded related to the appeals.

6. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2021	2020
Net income (loss) attributable to Corning Incorporated	$599	$(96)
Less: Series A convertible preferred stock dividend	24	24
Net income (loss) available to common stockholders – basic	575	(120)
Plus: Series A convertible preferred stock dividend	24
Net income (loss) available to common stockholders – diluted	$599	$(120)

Weighted-average common shares outstanding – basic	766	760
Effect of dilutive securities:
Employee stock options and other dilutive securities	17
Series A convertible preferred stock (1)	115
Weighted-average common shares outstanding – diluted	898	760
Basic earnings (loss) per common share	$0.75	$(0.16)
Diluted earnings (loss) per common share	$0.67	$(0.16)

Anti-dilutive potential shares excluded from diluted earnings (loss) per common share:
Series A convertible preferred stock (1)		115
Employee stock options and awards	1	11
Total	1	126

(1)	For the three months ended March 31, 2020, the Series A preferred stock was anti-dilutive; therefore, it was excluded from the calculation of diluted loss per share.

7. Inventories, Net

Inventories, net comprise the following (in millions):

	March 31,	December 31,
	2021	2020
Finished goods	$1,172	$1,236
Work in process	348	357
Raw materials and accessories	369	370
Supplies and packing materials	472	475
Total inventories, net	$2,361	$2,438

© 2021 Corning Incorporated. All Rights Reserved.

8. Other Liabilities

Other liabilities follow (in millions):

	March 31,	December 31,
	2021	2020
Current liabilities:
Wages and employee benefits	$441	$572
Income taxes	153	173
Derivative instruments (Note 13)	52	189
Asbestos and other litigation (Note 11)	13	13
Deferred revenue (Note 4)	157	152
Settlement liability (Note 3)	58	58
Customer deposits (Note 4)	217	211
Short-term operating leases	89	96
Other current liabilities	907	973
Other accrued liabilities	$2,087	$2,437

Non-current liabilities:
Defined benefit pension plan liabilities	$870	$887
Derivative instruments (Note 13)	37	155
Asbestos and other litigation (Note 11)	93	94
Deferred revenue (Note 4)	834	872
Settlement liability (Note 3)	117	117
Customer deposits (Note 4)	1,058	1,148
Deferred tax liabilities	287	313
Long-term operating leases	611	633
Other non-current liabilities	782	798
Other liabilities	$4,689	$5,017

9. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $8.7 billion and $9.4 billion at March 31, 2021 and December 31, 2020, respectively, compared to recorded book values of $7.7 billion and $7.8 billion at March 31, 2021 and December 31, 2020, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning had no outstanding commercial paper at March 31, 2021 and December 31, 2020.

Debt Issuances

2021

There was no material debt activity in the first quarter of 2021.

© 2021 Corning Incorporated. All Rights Reserved.

2020

In the first quarter of 2020, Corning established two unsecured variable rate loan facilities for 1,050 million Chinese yuan, equivalent to $150 million, and 749 million Chinese yuan, equivalent to $105 million, each with a maturity of five years. The funds drawn on the loan facilities through the end of the first quarter totaled 1,402 million Chinese yuan, or $200 million. These Chinese yuan-denominated proceeds will not be converted into U.S. dollars ("USD") and will be used for capital projects. Payments of principal and interest on the Notes will be in Chinese yuan, or should yuan be unavailable due to circumstances beyond Corning’s control, a USD equivalent. These loans are the sole obligations of the subsidiary borrowers and are not guaranteed by any other Corning entity.

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

10. Employee Retirement Plans

Corning has defined benefit pension plans covering certain domestic and international employees. The Company’s funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets.  During 2021, the Company expects to make cash contributions of $31 million to our international pension plans.

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$32	$29	$2	$2
Interest cost	22	31	4	5
Expected return on plan assets	(54)	(49)
Amortization of prior service cost (credit)	1	1	(1)	(1)
Total pension and postretirement benefit expense	$1	$12	$5	$6

The components of net periodic benefit cost other than the service cost component are included in the line item other income (expense), net, in the consolidated statements of income (loss).

11. Commitments and Contingencies

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized below. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity, or results of operations, is remote.

Asbestos Claims

Corning is a defendant in certain cases alleging injuries from asbestos. At March 31, 2021 and December 31, 2020, the amount of the reserve for these asbestos claims was estimated to be $96 million and represented the undiscounted projection of claims and related legal fees for the estimated life of the litigation.

© 2021 Corning Incorporated. All Rights Reserved.

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million. In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow for up to 50% of the excess liability, subject to certain conditions and limits. As of  March 31, 2021 and December 31, 2020, Dow Corning had recorded a reserve for breast implant litigation of $160 million. As a result, Corning does not believe its indemnity obligation for Dow Corning’s breast implant litigation liability, if any, will be material.

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

Dow Corning Environmental Claims

In September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has, or will, experience losses arising from remediation and response at a number of sites.  In the event Dow is liable for these claims, Corning may be required to indemnify Dow for up to 50% of that liability, subject to certain conditions and limits.  As of March 31, 2021, Corning has determined a potential liability for these environmental matters is probable, and the amount recorded was not material.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  As of  March 31, 2021 and December 31, 2020, Corning had accrued approximately $64 million and $68 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2021 Corning Incorporated. All Rights Reserved.

12. Hedging Activities

Cash Flow Hedges

Our cash flow hedging activities utilize over-the-counter (“OTC”) foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total gross notional values for foreign currency cash flow hedges are $0.8 billion and $1.1 billion at March 31, 2021 and December 31, 2020, respectively, with maturities spanning the years 2021 through 2023. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. At March 31, 2021, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax gain of $45 million.

Undesignated Hedges

Corning also uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes. The undesignated hedges limit exposure to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

The table below includes a total gross notional value for translated earnings contracts of $8.1 billion and $7.5 billion at March 31, 2021 and December 31, 2020, respectively. The majority of average rate forward and option contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning the years 2021 through 2024.

	March 31,	December 31,
	2021	2020
Average rate forward contracts:
Japanese yen-denominated	$4.1	$4.5
South Korean won-denominated	0.3	0.4
Euro-denominated	0.4	0.5
Other foreign currencies (1)	0.1	0.1
Option contracts:
Japanese yen-denominated (2)	1.8	2.0
Other foreign currencies (3)	1.4
Total gross notional value for translated earning contracts	$8.1	$7.5

(1)	Other foreign currencies denominated average rate forward contracts include Chinese yuan, new Taiwan dollar and British pound.
(2)

Japanese yen-denominated option contracts include zero-cost collars, purchased call options and put options. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options. However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

(3)

Other foreign currencies denominated option contracts are purchased basket options that include a basket of underlying currencies, including the Japanese yen, South Korean won, Chinese yuan, euro and British pound, and each basket option will be settled against USD.

© 2021 Corning Incorporated. All Rights Reserved.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for March 31, 2021 and December 31, 2020 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance	Fair value		Balance	Fair value
	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,	sheet	March 31,	Dec. 31,
	2021	2020	location	2021	2020	location	2021	2020

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$769	$1,143	Other current assets	$47	$37	Other accrued liabilities	$(2)	$(3)
			Other assets	24	21	Other liabilities		(1)

Derivatives not designated as hedging instruments

Foreign exchange and other contracts	5,781	6,144	Other current assets	71	45	Other accrued liabilities	(39)	(76)
			Other assets	14	41	Other liabilities	(32)	(59)
Translated earnings contracts	8,124	7,453	Other current assets	98	66	Other accrued liabilities	(11)	(110)
			Other assets	144	61	Other liabilities	(5)	(95)
Total derivatives	$14,674	$14,740		$398	$271		$(89)	$(344)

(1)

At March 31, 2021, the total gross notional values for foreign currency cash flow hedges are $769 million. At December 31, 2020, the foreign exchange contracts that are designated as hedging instruments include the notional amount $892 million of cash flow hedges and $251 million of net investment hedges.

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the three months ended March 31,
Derivative hedging	Gain (loss) recognized in other		Location of gain (loss) reclassified from	Gain (loss) reclassified from
relationships for	comprehensive income (OCI)		accumulated OCI into income	accumulated OCI into income
cash flow hedges	2021	2020	effective (ineffective)	2021	2020

			Net sales	$2	$1
			Cost of sales	7	5
Foreign exchange contracts	$26	$(89)	Other expense, net (1)		(14)
Total cash flow hedges	$26	$(89)		$9	$(8)

(1)	A loss of $14 million was reclassified from accumulated other comprehensive loss into other expense, net, resulting from the de-designation of certain cash flow hedges.

		Gain recognized in income (loss)
		Three months ended
	Location of gain	March 31,
Undesignated derivatives	recognized in income (loss)	2021	2020

Foreign exchange and other contracts – balance sheet, loans and other	Other income, net	$44	$1
Translated earnings contracts	Translated earnings contract gain, net	272	68
Total undesignated		$316	$69

© 2021 Corning Incorporated. All Rights Reserved.

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis; Level 1, quoted market prices in active markets for identical assets, Level 2 significant other observable inputs, and Level 3, significant unobservable inputs (in millions):

		Fair value measurements at reporting date
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Current assets:
Other current assets (1)(2)(3)	$329	$109	$216	$4
Non-current assets:
Other assets (1)(2)	$198		$182	$16
Current liabilities:
Other accrued liabilities (1)	$52		$52
Non-current liabilities:
Other liabilities (1)	$37		$37

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)	Included in other current assets and other assets is a contingent consideration asset for a cost adjustment contract of $20 million, resulting from the HSG Transactions as of September 9, 2020, that were measured using unobservable (Level 3) inputs.
(3)	Equity securities with readily available fair values that are measured using Level 1 inputs are included in other current assets, in the amount of $109 million as of March 31, 2021.

		Fair value measurements at reporting date
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Current assets:
Other current assets (1)(2)(3)	$152		$148	$4
Non-current assets:
Investments (4)	$137	$137
Other assets (1)(2)(3)	$139		$123	$16
Current liabilities:
Other accrued liabilities (1)	$189		$189
Non-current liabilities:
Other liabilities (1)	$155		$155

(1)	Derivative assets and liabilities include foreign exchange contracts which are measured using observable inputs for similar assets and liabilities.
(2)	Included in other current assets and other assets is a contingent consideration asset for a cost adjustment contract of $20 million, resulting from the HSG Transactions as of September 9, 2020, that were measured using unobservable (Level 3) inputs.
(3)	For the year ended December 31, 2020, assets and liabilities that were measured using unobservable (Level 3) inputs resulted in losses recognized in earnings of $21 million for a renewable energy derivative contract and $4 million for auction rate securities, respectively.
(4)	Included in the investments were equity securities with readily available fair values that were measured using Level 1 inputs. A pre-tax gain of $107 million was recognized from the initial public offering of an investment for the year ended December 31, 2020.

© 2021 Corning Incorporated. All Rights Reserved.

Assets and Liabilities Measured on a Non-Recurring Basis

For the year ended December 31, 2020, Corning incurred a long-lived asset impairment and disposal loss for an asset group related to the reassessment of research and development programs within “All Other”. Given the economic environment and market opportunities, Corning discontinued its investment in these research and development programs. The impairment analysis and disposition of certain assets resulted in a total pre-tax charge of $217 million primarily recorded in the second quarter of 2020, which was substantially all the carrying value, inclusive of an insignificant amount of goodwill. The fair value of the asset group for the impairment analysis was measured using unobservable (Level 3) inputs.

Fair value measurements (Level 3) related to the Redemption are disclosed in Note 3 (HSG Transactions) to the consolidated financial statements.

There were no other significant financial assets and liabilities measured on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

14. Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

Corning had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A as of March 31, 2021. The preferred stock was convertible at the option of the holder and the Company upon certain events, at a conversion rate of 50,000 shares of Corning’s common stock per one share of preferred stock, subject to certain anti-dilution provisions.  On January 16, 2021, the preferred stock became convertible, in whole or in part, at the option of the holder.  As of March 31, 2021, the preferred stock had not been converted, and none of the anti-dilution provisions had been triggered.

Refer to Note 17 (Subsequent Events) to the consolidated financial statements for additional information.

Share Repurchases

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”). On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Program”).

For the three months ended March 31, 2021, there were no repurchases of common stock on the open market.

In the three months ended March 31, 2020, the Company repurchased 4.1 million shares of common stock on the open market for approximately $105 million, as part of its 2018 Repurchase Program.

Refer to Note 17 (Subsequent Events) to the consolidated financial statements for additional information.

Accumulated Other Comprehensive Loss

In the three months ended March 31, 2021 and 2020, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustment.

© 2021 Corning Incorporated. All Rights Reserved.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended
	March 31,
	2021	2020
Beginning balance	$(329)	$(857)
Other comprehensive loss (2)	(355)	(253)
Equity method affiliates (3)	(8)	(12)
Net current-period other comprehensive loss	(363)	(265)
Ending balance	$(692)	$(1,122)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)	For the three months ended March 31, 2021 and 2020, amounts are net of tax benefit of $10 million and $29 million, respectively.
(3)	Tax effects are not significant.

15. Share-Based Compensation

Corning maintains long-term incentive plans (the “Plans”) for key employees and non-employee members of its Board of Directors. The Plans allow Corning to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). At March 31, 2021, there were approximately 36 million unissued common shares available for future grants authorized under the Plans.

Beginning in 2020, Corning increased the equity component in its Long-Term Incentive (“LTI”) Plan from 40% to 75% of an executive’s annual targeted compensation opportunity.

Share-based compensation cost is allocated to the cost of sales, selling, general and administrative, and research, development and engineering, expenses lines in the consolidated statements of income (loss).

© 2021 Corning Incorporated. All Rights Reserved.

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

Total share-based compensation cost was $34 million and $10 million, respectively, for the three months ended March 31, 2021 and 2020. The incremental increase in expense of $24 million was primarily driven by a larger equity component for Executive compensation and issuance of employee share-based compensation awards. The income tax benefit realized from share-based compensation was not significant for the three months ended March 31, 2021 and 2020. Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

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

The following table summarizes information regarding stock options outstanding, including the related transactions under the stock option plans for the three months ended March 31, 2021:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term in	value
	(in thousands)	price	years	(in thousands)
Options Outstanding as of December 31, 2020	17,095	$21.60
Granted
Exercised	(2,667)	18.89
Forfeited and Expired	(153)	23.39
Options Outstanding as of March 31, 2021	14,275	22.08	7.24	$305,893
Options Expected to Vest as of March 31, 2021	14,118	22.10	7.22	302,266
Options Exercisable as of March 31, 2021	5,961	19.86	5.52	140,984

Corning uses a multiple-point Black-Scholes valuation model to estimate the fair value of stock option grants. Corning utilizes a blended approach for calculating the volatility assumption used in the multiple-point Black-Scholes valuation model defined as the weighted average of the short-term implied volatility, the most recent volatility for the period equal to the expected term, and the most recent 15-year historical volatility. The expected term is the period the options are expected to be outstanding and is calculated using a combination of historical exercise experience adjusted to reflect the current vesting period of options being valued, and partial life cycles of outstanding options. The risk-free rates used in the multiple-point Black-Scholes valuation model are the implied rates for a zero-coupon U.S. Treasury bond with a term equal to the option’s expected term. Ranges used reflect results from separate groups of employees exhibiting different exercise behavior.

During the three months ended March 31, 2021 and 2020, no stock options were granted.

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

© 2021 Corning Incorporated. All Rights Reserved.

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

The following table represents a summary of the status of the Company’s non-vested time-based restricted stock and restricted stock units as of  December 31, 2020 and changes which occurred during the  three months ended March 31, 2021:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units at December 31, 2020	12,943	$22.87
Granted	316	36.42
Vested	(160)	23.13
Forfeited	(216)	24.33
Non-vested shares and share units at March 31, 2021	12,883	$23.18

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

The following table summarizes the Company’s non-vested performance-based restricted stock units as of December 31, 2020 and changes which occurred during the three months ended March 31, 2021:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units at December 31, 2020	1,765	$28.06
Granted	826	36.34
Vested	(26)	28.06
Forfeited	(43)	31.51
Non-vested share units at March 31, 2021	2,522	$30.71

© 2021 Corning Incorporated. All Rights Reserved.

16. Reportable Segments

The Company’s reportable segments are as follows:

●	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high-performance display panels.
●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
●	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
●	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
●	Life Sciences – manufactures glass and plastic labware, equipment, media, serum and reagents enabling workflow solutions for drug discovery and bioproduction.

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies, auto glass, new product lines, development projects, and certain corporate investments.

The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.  Refer to Note 3 (HSG Transactions) to the consolidated financial statements for additional information on this transaction.

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions. A significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar. Management believes it is important to understand the impact on core net income of translating these currencies into U.S. dollars.  The Company uses constant currency reporting for Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences.  Corning excludes the impact of these currencies from segment sales and net income.  The adjustment for constant currency is primarily related to the Display Technologies’ segment and excludes the impact of the fluctuation of the Japanese yen, South Korean won, Chinese yuan, and new Taiwan dollar.   Certain income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to consolidated net income (loss). These include items that are not used by the CODM in evaluating the results of or in allocating resources to the segments and include the following items: the impact of translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment losses and other charges and credits; adjustments relating to acquisitions; and other non-recurring non-operational items. Although these amounts have been excluded from segment results, they are included in reported consolidated results.

© 2021 Corning Incorporated. All Rights Reserved.

Earnings of equity affiliates that are closely associated with the reportable segments are included in the respective segment’s net income (loss). Certain common expenses among reportable segments have been allocated differently than they would be for stand-alone financial information. Segment net income (loss) may not be consistent with measures used by other companies.

Reportable Segments (in millions):

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2021
Segment net sales	$863	$937	$451	$441	$300	$271	$3,263
Depreciation (1)	$148	$58	$41	$36	$12	$32	$327
Research, development and engineering expenses (2)	$22	$51	$45	$27	$8	$34	$187
Income tax (provision) benefit (3)	$(56)	$(31)	$(24)	$(20)	$(13)	$8	$(136)
Segment net income (loss) (4)	$213	$111	$91	$74	$48	$(24)	$513

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
March 31, 2020
Segment net sales	$751	$791	$352	$320	$258	$57	$2,529
Depreciation (1)	$133	$62	$42	$34	$12	$13	$296
Research, development and engineering expenses (2)	$30	$55	$41	$28	$7	$48	$209
Income tax (provision) benefit (3)	$(40)	$(8)	$(14)	$(9)	$(10)	$19	$(62)
Segment net income (loss) (4)	$152	$29	$51	$35	$38	$(69)	$236

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax (provision) benefit reflects a tax rate of 21%.
(4)

Many of Corning’s administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income (loss) to consolidated net income (loss).

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended
	March 31,
	2021	2020
Net sales of reportable segments and All Other	$3,263	$2,529
Impact of foreign currency movements (1)	27	(33)
Cumulative adjustment related to customer contract (2)		(105)
Consolidated net sales	$3,290	$2,391

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(2)

Amount represents the negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million recorded during the first quarter of 2020. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

© 2021 Corning Incorporated. All Rights Reserved.

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Three months ended
	March 31,
	2021	2020
Net income of reportable segments	$537	$305
Net loss of All Other (1)	(24)	(69)
Unallocated amounts:
Impact of foreign currency movements not included in segment net income (loss)	6	(19)
Gain on foreign currency hedges related to translated earnings	272	58
Translation gain (loss) on Japanese yen-denominated debt	118	(14)
Research, development, and engineering expenses	(34)	(39)
Amortization of intangibles	(32)	(26)
Interest expense, net	(74)	(58)
Income tax (provision) benefit	(90)	74
Cumulative adjustment related to customer contract (2)		(105)
Severance charges (3)		(77)
Capacity realignment and other charges and credits (3)		(148)
Other corporate items	(80)	22
Net income (loss)	$599	$(96)

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.
(2)	Amount represents the negative impact of a cumulative adjustment to reduce revenue in the amount of $105 million recorded during the first quarter of 2020. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.
(3)	Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) to the consolidated financial statements for additional information on restructuring activities.

17. Subsequent Events

Preferred Stock Conversion and Repurchase

On January 16, 2021, Corning’s Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) became convertible at the option of the holder, Samsung Display Co., Ltd. (“Samsung”). On April 5, 2021, Corning and Samsung entered into a Share Repurchase Agreement (“SRA”) associated with the conversion of the Preferred Stock into 115 million shares of common stock (“Common Shares”).  The Preferred Stock was converted to Common Shares on the Initial Closing Date.

●

Pursuant to the SRA, Corning agreed to repurchase 35 million of the Common Shares for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid on April 8, 2021 (the “Initial Closing Date”) and approximately $507 million will be paid on each of the first and second anniversaries of the Initial Closing Date.

●

Of the remaining 80 million Common Shares held by Samsung, Corning may, in its sole discretion if requested by Samsung, repurchase up to an additional 22 million Common Shares in specified tranches from time to time in calendar years 2024 through 2027.  If Corning elects not to repurchase the Common Shares and Samsung sells the Common Shares on the open market, Corning may be subject to a make-whole payment to Samsung.

●	The remaining 58 million shares of Common Stock are subject to a seven-year lock-up period expiring in 2027.

© 2021 Corning Incorporated. All Rights Reserved.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations. This interim MD&A should be read in conjunction with the MD&A in Corning’s 2020 Form 10-K. The various sections of this MD&A contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, anticipated growth and trends in the businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of Corning’s 2020 Form 10-K, and as may be updated in the Forms 10-Q. Actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 31, 2021.

MD&A includes the following sections:

●	Overview
●	Results of Operations
●	Core Performance Measures
●	Reportable Segments
●	Capital Resources and Liquidity
●	Critical Accounting Estimates
●	Environment
●	Forward-Looking Statements

OVERVIEW

In response to the COVID-19 pandemic and the ensuing economic uncertainty, including changing market conditions, the Company has and will continue to focus on three core priorities: preserving the financial health of the Company; protecting employees and communities; and delivering on customer commitments.  We will continue to build a stronger, more resilient company that is committed to rewarding shareholders and supporting all global stakeholders.

While 2020 brought unprecedented challenges to our end markets and operations, driven by the COVID-19 pandemic, economic uncertainty, and social unrest, Corning adapted rapidly and remained resilient. We executed well to preserve financial strength, while advancing major innovations with industry leaders. We effectively applied our focused and cohesive portfolio to create value and outperform our underlying markets, contributing to growth in the second half of 2020 and the first quarter of 2021.

Building on the success of the Capital Allocation Framework, we announced our Strategy & Growth Framework, highlighting significant opportunities to sell more Corning content through each of our Market-Access Platforms.  Under this new Framework, our leadership priorities and our fundamental approach to capital allocation remain the same. We continue to focus our portfolio and utilize our financial strength. We expect to generate strong operating cash flow as we move forward. We will continue to use our cash to grow, extend our leadership, and reward shareholders.

© 2021 Corning Incorporated. All Rights Reserved.

Summary of results for the three months ended March 31, 2021

In the first quarter, net sales were $3,290 million, compared to $2,391 million during the same period in 2020, a net increase of $899 million, or 38%, driven by higher sales in all segments.

In the first quarter of 2021, Corning generated net income of $599 million, or $0.67 per diluted share, compared to a net loss of $96 million, or $0.16 per diluted share, for the same period in 2020. The increase in net income of $695 million and diluted earnings per share of $0.83, was primarily driven by the following items (amounts presented after-tax):

●	Higher segment net income of $277 million primarily driven by higher sales and cost control; net income increases by segment were $61 million, $82 million, $40 million, $39 million, $10 million and $45 million for Display Technologies, Optical Communications, Specialty Materials, Environmental Technologies, Life Sciences and "All Other", respectively;
●	The absence of restructuring, impairment and other charges and credits of $166 million;
●	Translated earnings contract gains in the current period were $164 million higher than prior year gains;
●	The absence of a negative impact of a cumulative adjustment recorded during the first quarter of 2020 to reduce revenue in the amount of $105 million; and
●	Higher translation gains of $101 million on Japanese yen-denominated debt.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not have a material impact on Corning’s consolidated net income in the three months ended March 31, 2021, when compared to the same period in 2020.

2021 Corporate Outlook

We expect another quarter of year-over-year sales growth, with approximately $3.3 to $3.5 billion of core net sales for the second quarter of 2021.

© 2021 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights from operations are as follows (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20

Net sales	$3,290	$2,391	38%

Gross margin	$1,156	$561	106%
(gross margin %)	35%	23%

Selling, general and administrative expenses	$400	$395	1%
(as a % of net sales)	12%	17%

Research, development and engineering expenses	$222	$261	(15%)
(as a % of net sales)	7%	11%

Translated earnings contract gain, net	$272	$68	300%
(as a % of net sales)	8%	3%

Income (loss) before income taxes	$825	$(108)	*
(as a % of net sales)	25%	(5%)

(Provision) benefit for income taxes	$(226)	$12	*
(as a % of net sales)	(7%)	1%

Net income (loss) attributable to Corning Incorporated	$599	$(96)	*
(as a % of net sales)	18%	(4%)

* Not meaningful

© 2021 Corning Incorporated. All Rights Reserved.

Segment Net Sales

The following table presents segment net sales by reportable segment and All Other (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Display Technologies	$863	$751	15%
Optical Communications	937	791	18%
Specialty Materials	451	352	28%
Environmental Technologies	441	320	38%
Life Sciences	300	258	16%
All Other (1)	271	57	375%
Net sales of reportable segments and All Other	3,263	2,529	29%
Impact of foreign currency movements (2)	27	(33)	*
Cumulative adjustment related to customer contract (3)		(105)	*
Consolidated net sales	$3,290	$2,391	38%

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.
(2)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(3)

Amount represents the negative impact of a cumulative adjustment recorded during the first quarter of 2020 to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

* Not meaningful

In the first quarter, net sales of reportable segments were $3,263 million, compared to $2,529 million during the same period in 2020, a net increase of $734 million, or 29%.  Changes in net sales were as follows:

●	Display Technologies’ net sales increased by $112 million or 15%, largely due to volume growth in the mid-teens in percentage terms partially offset by low-single-digit price declines;
●	Optical Communications’ net sales increased by $146 million, or 18%, as sales volumes increased $97 million and $49 million for carrier products and enterprise products, respectively, primarily driven by the accelerated pace of data center builds, network capacity expansion and fiber-to-the-home projects;
●	Specialty Materials’ net sales increased by $99 million, or 28%, primarily driven by strong demand for premium cover materials, strength in the IT market, and demand for semiconductor-related optical glasses;
●	Net sales for Environmental Technologies increased $121 million, or 38%, primarily driven by improving markets and increased Corning content, along with strong demand for heavy-duty diesel products in China and North America;
●	Net sales for Life Sciences increased by $42 million, or 16%, primarily driven by strong demand across all regions, ongoing recovery in academic and pharmaceutical research labs, and continued strong demand for bioproduction products and diagnostic-related consumables; and
●	Net sales for “All Other” increased by $214 million, mainly driven by the consolidation of HSG sales.

Movements in foreign exchange rates positively impacted Corning’s consolidated net sales by $60 million, in the three months ended March 31, 2021, when compared to the same period in 2020.

Cost of Sales

The types of expenses included in the cost of sales line item are: raw materials consumption, including direct and indirect materials; salaries, wages and benefits; depreciation and amortization; production utilities; production-related purchasing; warehousing (including receiving and inspection); repairs and maintenance; inter-location inventory transfer costs; production and warehousing facility property insurance; rent for production facilities; freight and logistics costs; and other production overhead.

© 2021 Corning Incorporated. All Rights Reserved.

Gross Margin

In the three months ended March 31, 2021, gross margin increased by $595 million, or 106%. Gross margin as a percentage of sales increased by 12 percentage points for the three months ended March 31, 2021. The increase in gross margin was primarily driven by higher sales and cost control measures, as well as the absence of $161 million in charges for restructuring and capacity realignment, when compared to the prior period.  This was partially offset by $50 million of increased expense due to elevated freight and logistics costs and global supply chain disruptions.

Movements in foreign exchange rates had a favorable impact of $22 million on Corning’s consolidated gross margin in the three months ended March 31, 2021, when compared to the same period in 2020.

Selling, General and Administrative Expenses

In the three months ended March 31, 2021, selling, general and administrative expenses increased by $5 million, or 1%, and declined by five percentage points as percentage of sales, when compared to the prior period.  Increases in these costs were primarily driven by compensation and benefit expenses and the consolidation of HSG, mostly offset by the absence of $48 million in restructuring, impairment and other charges and credits during the three months ended March 31, 2020.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; stock-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities, rent for administrative facilities and restructuring, impairment and other charges and credits.

Research, Development and Engineering Expenses

In the three months ended March 31, 2021, research, development and engineering expenses decreased by $39 million, or 15%, when compared to the same periods last year.  Cost containment measures resulted in lower spending in the most recent quarter, along with the absence of a $13 million charge for restructuring, impairment, and other charges and credits when compared to the prior period.  As a percentage of sales, these expenses were four percentage points lower when compared to the same period last year.

Translated earnings contract gain, net

Included in the line item translated earnings contract gain, net, is the impact of foreign currency hedges which hedge translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and British pound and its impact on net income (loss). The following table provides detailed information on the impact of translated earnings contract gains and losses:

	Three months ended		Three months ended		Change
	March 31, 2021		March 31, 2020		2021 vs. 2020
	Income		Income		Income
	before	Net	before	Net	before	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized (loss) gain, net (1)	$(12)	$(9)	$3	$3	$(15)	$(12)
Unrealized gain, net (2)	284	218	65	50	219	168
Total translated earnings contract gain, net	$272	$209	$68	$53	$204	$156

(1)

Includes before tax realized losses related to the expiration of option contracts for the three months ended March 31, 2021 and 2020 of $9 million and $8 million, respectively. Activity reflected in operating activities in the consolidated statements of cash flows.

(2)	The impact to income was primarily driven by yen-denominated hedges of translated earnings.

© 2021 Corning Incorporated. All Rights Reserved.

Income (Loss) Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income (loss) before income taxes in the three months ended March 31, 2021, when compared to the same period in 2020.

(Provision) Benefit for Income Taxes

The (provision) benefit for income taxes and the related effective income tax rates are as follows (in millions):

	Three months ended
	March 31,
	2021	2020
(Provision) benefit for income taxes	$(226)	$12
Effective tax rate	27.4%	11.1%

For the three months ended March 31, 2021, the effective income tax rate differed from the U.S. statutory rate of 21%, primarily due to adjustments to our permanently reinvested foreign income position and tax reform items.

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

Net Income (Loss) Attributable to Corning Incorporated

Net income (loss) and per share data is as follows (in millions, except per share amounts):

	Three months ended
	March 31,
	2021	2020
Net income (loss) attributable to Corning Incorporated	$599	$(96)
Net income (loss) attributable to Corning Incorporated used in basic earnings (loss) per common share calculation (1)	$575	$(120)
Net income (loss) attributable to Corning Incorporated used in diluted earnings (loss) per common share calculation (1)	$599	$(120)
Basic earnings (loss) per common share	$0.75	$(0.16)
Diluted earnings (loss) per common share	$0.67	$(0.16)

Weighted-average common shares outstanding - basic	766	760
Weighted-average common shares outstanding - diluted	898	760

(1)	Refer to Note 6 (Earnings (Loss) per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income (Loss)

For the three months ended March 31, 2021, comprehensive income increased by $669 million when compared to the same period in 2020, primarily due to an increase in net income and net unrealized gains on designated hedges of $695 million and $72 million, respectively.  The increase in comprehensive income was partially offset by the loss on foreign currency translation adjustments of $98 million, largely driven by the Japanese yen and South Korean won.

Refer to Note 14 (Shareholders’ Equity) to the consolidated financial statements for additional information.

© 2021 Corning Incorporated. All Rights Reserved.

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

Core performance measures are not prepared in accordance with GAAP. We believe investors should consider these non-GAAP measures in evaluating results as they are more indicative of core operating performance and how management evaluates operational results and trends. These measures are not, and should not, be viewed as a substitute for GAAP reporting measures. With respect to the Company’s outlook for future periods, it is not possible to provide reconciliations for these non-GAAP measures because the Company does not forecast the movement of foreign currencies against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of the Company’s control. As a result, the Company is unable to provide outlook information on a GAAP basis.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures”.

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from continuing operations, excluding certain items, follow (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Core net sales	$3,263	$2,529	29%
Core equity in earnings of affiliated companies	$8	$14	(43)%
Core net income	$402	$177	127%

© 2021 Corning Incorporated. All Rights Reserved.

Core Net Sales

Core net sales are consistent with net sales by reportable segment. Net sales by reportable segment are presented below (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Display Technologies	$863	$751	15%
Optical Communications	937	791	18%
Specialty Materials	451	352	28%
Environmental Technologies	441	320	38%
Life Sciences	300	258	16%
All Other (1)	271	57	375%
Net sales of reportable segments and All Other	3,263	2,529	29%
Impact of foreign currency movements (2)	27	(33)	*
Cumulative adjustment related to customer contract (3)		(105)	*
Consolidated net sales	$3,290	$2,391	38%

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.
(2)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(3)

Amount represents the negative impact of a cumulative adjustment recorded during the first quarter of 2020 to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

* Not meaningful

Core Net Income

In the three months ended March 31, 2021, we generated core net income of $402 million, or $0.45 per share, compared to core net income generated in the three months ended March 31, 2020 of $177 million, or $0.20 per share.  The increase of $225 million was primarily due to higher earnings across all operating segments when compared to the same period in 2020. Net income increases by reportable segments are as follows:

●	Display Technologies’ net income increased by $61 million, primarily driven by increased volume and cost control, partially offset by price declines;
●	Optical Communications’ net income increased by $82 million, largely driven by volume and cost control;
●	Specialty Materials' net income increased by $40 million largely driven by increased demand and volume; and
●	Environmental Technologies’, Life Sciences’ and “All Other” net income increased by $39 million, $10 million, and $45 million, respectively.

The increases in core net income, outlined above, included $50 million of incremental expense due to elevated freight and logistics costs and global supply chain disruptions.

Included in core net income for the three months ended March 31, 2021 and 2020, is net periodic pension expense in the amounts of $1 million and $12 million, respectively.

© 2021 Corning Incorporated. All Rights Reserved.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2021	2020
Core net income attributable to Corning Incorporated	$402	$177
Less: Series A convertible preferred stock dividend	24	24
Core net income available to common stockholders - basic	378	153
Add: Series A convertible preferred stock dividend	24	24
Core net income available to common stockholders - diluted	$402	$177

Weighted-average common shares outstanding - basic	766	760
Effect of dilutive securities:
Stock options and other dilutive securities	17	6
Series A convertible preferred stock	115	115
Weighted-average common shares outstanding - diluted	898	881
Core basic earnings per common share	$0.49	$0.20
Core diluted earnings per common share	$0.45	$0.20

Reconciliation of Non-GAAP Measures

Corning utilizes certain financial measures and key performance indicators that are not calculated in accordance with GAAP to assess financial and operating performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the consolidated statements of income (loss) or statements of cash flows, or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure as calculated and presented in accordance with GAAP in the consolidated statements of income (loss) or statements of cash flows.

Core net sales, core equity in earnings of affiliated companies and core net income are non-GAAP financial measures utilized by management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in the Company’s operations.

© 2021 Corning Incorporated. All Rights Reserved.

The following tables reconcile the non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three months ended March 31, 2021
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$3,290	$8	$825	$599	27.4%	$0.67
Constant-currency adjustment (1)	(27)		(6)	5		0.01
Translation gain on Japanese yen-denominated debt (2)			(118)	(90)		(0.10)
Translated earnings contract gain (3)			(272)	(209)		(0.23)
Acquisition-related costs (4)			47	35		0.04
Discrete tax items and other tax-related adjustments (5)				37		0.04
Litigation, regulatory and other legal matters (6)			8	8		0.01
Pension mark-to-market adjustment (7)			5	4		0.00
Loss on investments (8)			35	27		0.03
Gain on sale of business (9)			(14)	(14)		(0.02)
Core performance measures	$3,263	$8	$510	$402	21.2%	$0.45

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

	Three months ended March 31, 2020
			(Loss)
			income
			before		Effective
	Net	Equity	income	Net (loss)	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,391	$14	$(108)	$(96)	11.1%	$(0.16)
Constant-currency adjustment (1)	33		19	(22)		(0.03)
Translation loss on Japanese yen-denominated debt (2)			14	11		0.01
Translated earnings contract gain (3)			(58)	(45)		(0.06)
Acquisition-related costs (4)			28	21		0.03
Discrete tax items and other tax-related adjustments (5)				37		0.05
Restructuring, impairment and other charges and credits (10)			225	166		0.22
Cumulative adjustment related to customer contract (11)	105		105	105		0.14
Core performance measures	$2,529	$14	$225	$177	21.3%	$0.20

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to report core performance measures” for the descriptions of the footnoted reconciling items.

© 2021 Corning Incorporated. All Rights Reserved.

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

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments and external acquisition-related deal costs.
(5)	Discrete tax items and other tax-related adjustments: These include discrete period tax items such as changes of tax reserves and changes in our permanently reinvested foreign income position.
(6)

Litigation, regulatory and other legal matters: Includes amounts that reflect developments in commercial litigation, intellectual property disputes, adjustments to the estimated liability for environmental-related items and other legal matters.

(7)	Pension mark-to-market adjustment: Defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(8)	Loss on investments: Amount represents the loss recognized due to mark-to-mark adjustments capturing the change in fair value based on the closing stock market price.
(9)	Gain on sale of business: Amount represents the gain recognized for the sale of a business.
(10)

Restructuring, impairment and other charges and credits: This amount includes restructuring, impairment losses and other charges and credits, as well as other expenses, primarily accelerated depreciation and asset write-offs, which are not related to continuing operations and are not classified as restructuring expense.

(11)

Cumulative adjustment related to customer contract: The negative impact of a cumulative adjustment recorded during the first quarter of 2020 to reduce revenue in the amount of $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

© 2021 Corning Incorporated. All Rights Reserved.

REPORTABLE SEGMENTS

Reportable segments are as follows:

●	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high-performance display panels.
●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
●	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
●	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
●	Life Sciences – manufactures glass and plastic labware, equipment, media, serum and reagents enabling workflow solutions for drug discovery and bioproduction.

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies, auto glass, new product lines, development projects, and certain corporate investments.

The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.  Refer to Note 3 (HSG Transactions) to the consolidated financial statements for additional information on this transaction.

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions. A significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar. Management believes it is important to understand the impact on core net income of translating these currencies into U.S. dollars.  The Company uses constant currency reporting for Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences.  Corning excludes the impact of these currencies from segment sales and net income.  The adjustment for constant currency is primarily related to the Display Technologies’ segment and excludes the impact of the fluctuation of the Japanese yen, South Korean won, Chinese yuan, and new Taiwan dollar.   Certain income and expenses are included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to consolidated net income (loss). These include items that are not used by the CODM in evaluating the results of or in allocating resources to the segments and include the following items: the impact of translated earnings contracts; acquisition-related costs; discrete tax items and other tax-related adjustments; certain litigation, regulatory and other legal matters; restructuring, impairment losses and other charges and credits; adjustments relating to acquisitions; and other non-recurring non-operational items. Although these amounts have been excluded from segment results, they are included in reported consolidated results.

Earnings of equity affiliates that are closely associated with the reportable segments are included in the respective segment’s net income (loss). Certain common expenses among reportable segments have been allocated differently than they would for stand-alone financial information. Segment net income (loss) may not be consistent with measures used by other companies.

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Segment net sales	$863	$751	15%
Segment net income	$213	$152	40%

Net sales in the Display Technologies segment increased by $112 million in the three months ended March 31, 2021, largely due to volume growth in the mid-teens in percentage terms partially offset by low-single-digit price declines.

Net income in the Display Technologies segment increased by $61 million in the three months ended March 31, 2021, primarily driven by increased volume and cost control, partially offset by price declines.

© 2021 Corning Incorporated. All Rights Reserved.

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Segment net sales	$937	$791	18%
Segment net income	$111	$29	283%

Optical Communications' net sales increased $146 million in the three months ended March 31, 2021. Net sales of carrier and enterprise products increased by $97 million and $49 million, respectively, primarily driven by the accelerated pace of data center builds, network capacity expansion, and fiber-to-the-home projects.

Net income increased by $82 million for the three months ended March 31, 2021, primarily driven by the changes in sales, outlined above, and cost control.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Segment net sales	$451	$352	28%
Segment net income	$91	$51	78%

Net sales in the Specialty Materials segment increased by $99 million for the three months ended March 31, 2021.  Strong demand for premium cover materials, strength in the IT market, and demand for semiconductor-related optical glasses drove the increase.

Net income increased by $40 million for the three months ended March 31, 2021, primarily driven by the changes in sales outlined above.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Segment net sales	$441	$320	38%
Segment net income	$74	$35	111%

Net sales in the Environmental Technologies segment increased by $121 million for the three months ended March 31, 2021.  Sales of heavy-duty diesel products grew 44% year-over-year, driven by customers continuing to adopt more advanced aftertreatment in China and a stronger-than-expected North American heavy-duty truck market. Automotive sales were up 34% year-over-year as the global auto market improved and gas particulate filter adoption continued in Europe and China.

Net income increased by $39 million for the three months ended March 31, 2021, primarily driven by increases in sales outlined above.

© 2021 Corning Incorporated. All Rights Reserved.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Segment net sales	$300	$258	16%
Segment net income	$48	$38	26%

Net sales in the Life Sciences segment increased by $42 million for the three months ended March 31, 2021, primarily driven by strong demand across all regions, ongoing recovery in academic and pharmaceutical research labs, and continued strong demand for bioproduction products and diagnostic-related consumables.

Net income increased by $10 million for the three months ended March 31, 2021, primarily driven by the higher sales volume outlined above.

All Other

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as “All Other.” This group is primarily comprised of the results of the pharmaceutical technologies, auto glass, new product lines and development projects, as well as certain corporate investments.

The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.  Refer to Note 3 (HSG Transactions) to the consolidated financial statements for additional information on this transaction.

The following table provides net sales and net loss for All Other (in millions):

	Three months ended		%
	March 31,		change
	2021	2020	21 vs. 20
Segment net sales	$271	$57	375%
Segment net loss	$(24)	$(69)	65%

Net sales of this segment increased by $214 million for the three months ended March 31, 2021, when compared to the same period in 2020, driven mainly by the consolidation of HSG.  Net loss decreased by $45 million driven by the consolidation of HSG and improved profitability in our emerging businesses.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

2021

There was no material debt activity for the first quarter of 2021.

2020

In the first quarter of 2020, Corning established two unsecured variable rate loan facilities for 1,050 million Chinese yuan, equivalent to $150 million, and 749 million Chinese yuan, equivalent to $105 million, each with a maturity of five years. The funds drawn on the loan facilities through the end of the first quarter totaled 1,402 million Chinese yuan, or $200 million. These Chinese yuan-denominated proceeds will not be converted into USD and will be used for capital projects. Payments of principal and interest on the Notes will be in Chinese yuan, or should yuan be unavailable due to circumstances beyond Corning’s control, a USD equivalent. These loans are the sole obligations of the subsidiary borrowers and are not guaranteed by any other Corning entity.

© 2021 Corning Incorporated. All Rights Reserved.

Share Repurchase Program

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”). On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Program”).

For the three months ended March 31, 2021, there were no repurchases of common stock on the open market.

In the three months ended March 31, 2020, the Company repurchased 4.1 million shares of common stock on the open market for approximately $105 million, as part of its 2018 Repurchase Program.

Refer to Note 17 (Subsequent Events) to the consolidated financial statements for additional information.

Capital Spending

Capital spending totaled $289 million for the three months ended March 31, 2021.

Cash Flow

Summary of cash flow data (in millions):

	Three months ended
	March 31,
	2021	2020
Net cash provided by operating activities	$723	$248
Net cash used in investing activities	$(288)	$(539)
Net cash used in financing activities	$(190)	$(94)

Net cash provided by operating activities increased by $475 million in the three months ended March 31, 2021, when compared to the same period in the prior year.  The change was primarily driven by higher net income and net favorable movements in working capital of $341 million.

Net cash used in investing activities decreased by $251 million in the three months ended March 31, 2021, when compared to the same period last year, primarily driven by a reduction in capital expenditures.

Net cash used in financing activities was $96 million higher in the three months ended March 31, 2021, when compared to the same period last year.  The increase was primarily driven by lower proceeds of long-term debt, partially offset by the absence of repurchases of common stock, of $200 million and $105 million, respectively.

Defined Benefit Pension Plans

Corning has defined benefit pension plans covering certain domestic and international employees. The Company’s funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets.  During 2021, the Company expects to make cash contributions of $31 million to our international pension plans.

© 2021 Corning Incorporated. All Rights Reserved.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	March 31,	December 31,
	2021	2020
Working capital	$4,590	$4,237
Current ratio	2.3:1	2.1:1
Trade accounts receivable, net of doubtful accounts	$1,900	$2,133
Days sales outstanding	52	57
Inventories, net	$2,361	$2,438
Inventory turns	3.4	3.2
Days payable outstanding (1)	47	44
Long-term debt	$7,650	$7,816
Total debt	$7,804	$7,972
Total debt to total capital	37%	37%

(1)	Includes trade payables only.

Management Assessment of Liquidity

Corning is committed to strong financial stewardship and expects to maintain a strong cash balance and generate positive free cash flow for the year.

We ended the first quarter of 2021 with approximately $2.9 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted.  We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed.  At March 31, 2021, approximately 50% of the consolidated amount was held outside of the United States.

Corning also has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes. As of March 31, 2021, Corning had no outstanding commercial paper.

The Company’s $1.5 billion Revolving Credit Agreement is available to support its commercial paper program, if needed, and for general corporate purposes.

Refer to Note 17 (Subsequent Events) to the consolidated financial statements for additional information.

Other

Comprehensive reviews of significant customers and their creditworthiness are completed by analyzing their financial strength at least annually, or more frequently for customers where we have identified an increased measure of risk.  We closely monitor payments and developments which may signal possible customer credit issues.  From time to time, we factor or sell accounts receivable.  During the three months ended March 31, 2021, we sold accounts receivable, accelerating collections for the period of $133 million. We currently have not identified any potential material impact on liquidity resulting from customer credit issues.

Major sources of funding for 2021 and beyond will be operating cash flow and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments and dividend payments.

© 2021 Corning Incorporated. All Rights Reserved.

The Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. At March 31, 2021, the leverage using this measure was approximately 37%. As of March 31, 2021, we were in compliance and no amounts were outstanding under the Company’s Revolving Credit Agreement.

The Company’s debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of the debt instruments contain a cross default provision, whereby an uncured default of a specified amount on one debt obligation of the Company, also would be considered a default under the terms of another debt instrument. As of March 31, 2021, we were in compliance with all such provisions.

Other than discussed, management is not aware of any known trends or any known demands, commitments, events or uncertainties that will, or are reasonably likely to, result in insufficient liquidity. There are no known trends, favorable or unfavorable, that would have a material change in the overall cost of liquidity.

Off Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business in off balance sheet arrangements as disclosed in the 2020 Form 10-K under the caption “Off Balance Sheet Arrangements.”

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in the 2020 Form 10-K under the caption “Contractual Obligations” other than the transaction disclosed in Note 17 (Subsequent Events) to the consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in the 2020 Form 10-K and remain unchanged through the first three months of 2021. For certain items, additional details are provided below.

Impairment of Assets Held for Use

We are required to assess the recoverability of the carrying value of long-lived assets when an indicator of impairment has been identified. We review long-lived assets in each quarter in which impairment indicators are present. We must exercise judgment in assessing whether an event of impairment has occurred.

Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium. These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in the manufacturing process and have a very long useful life. Precious metals are reviewed for impairment as part of the assessment of long-lived assets. This review considers all the Company’s precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Precious metals are acquired to support the manufacturing operations and are not held for trading or other purposes.

At March 31, 2021 and December 31, 2020, the carrying value of precious metals was $3.3 billion and $3.4 billion, respectively, and significantly lower than the fair market value.  Most of these precious metals are utilized by the Display Technologies and Specialty Materials segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in these segments.

© 2021 Corning Incorporated. All Rights Reserved.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At March 31, 2021 and December 31, 2020, Corning had accrued approximately $64 million and $68 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2021 Corning Incorporated. All Rights Reserved.

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

Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the Company, actual results could differ materially. The Company does not undertake to update forward-looking statements. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

-	the duration and severity of the COVID-19 pandemic, and its ultimate impact across our businesses on demand, operations and our global supply chains;
-	the effects of acquisitions, dispositions and other similar transactions;
-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, new Taiwan dollar, euro, Chinese yuan and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	possible disruption in commercial activities due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;
-	unanticipated disruption to equipment, facilities, IT systems or operations;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	rate of technology change;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
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

© 2021 Corning Incorporated. All Rights Reserved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

As noted in the 2020 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to fluctuations between the U.S. dollar and other currencies. Volatility in the global financial markets could increase the volatility of foreign currency exchange rates which would, in turn, impact sales and net income. For a discussion of the Company’s exposure to market risk and how we mitigate that risk, refer to Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in the 2020 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2021 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. See the 2020 Form 10-K, Part I, Item 3. For additional information and updates to estimated liabilities as of March 31, 2021, see Part I, Item 1, Financial Statements, Note 11 (Commitments and Contingencies) of the notes to the consolidated financial statements included under Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in Corning’s 2020 Form 10-K, which could materially impact the Company’s business, financial condition or future results. Risks disclosed in the 2020 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact Corning’s business, financial condition or operating results. There have been no material changes to Part I, Item 1A. Risk Factors in the 2020 Form 10-K.

© 2021 Corning Incorporated. All Rights Reserved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about purchases of common stock during the first quarter of 2021:

Issuer Purchases of Equity Securities

			Number of
			shares purchased as	Approximate dollar
	Total number	Average	part of publicly	value of shares that
	of shares	price paid	announced	may yet be purchased
Period	purchased (1)	per share (2)	programs (3)	under the programs
January 1 - 31, 2021	68,251	$36.60
February 1 - 28, 2021	45,210	37.08
March 1 - 31, 2021	34,223	43.50
Total	147,684	$38.35	—	$5,318,357,636

(1)

This column reflects the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations during the first quarter of 2021: (i) 110,735 shares of common stock related to the vesting of employee restricted stock units; (ii) 10,331 shares of common stock  related to the vesting of restricted stock issued to employees; (iii) 26,588 shares of common stock related to the vesting of employee performance-based restricted stock units; and (iv) 30 shares of common stock related to the exercise of employee stock options and payment of the exercise price.

(2)	Represents the stock price at the time of surrender.
(3)	The Company suspended share repurchases for the period of March 20, 2020 through March 31, 2021.

© 2021 Corning Incorporated. All Rights Reserved.

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	4.6	First Amendment to Shareholder Agreement, dated as of April 5, 2021, by and between Samsung Display Co. Ltd. and Corning Incorporated. (Incorporated by reference to Exhibit 10.2 to Corning’s Form 8-K filed on April 5, 2021.)

	10.81	Share Repurchase Agreement, dated as of April 5, 2021, by and between Samsung Display Co., Ltd. and Corning Incorporated. (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed on April 5, 2021.)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Definition Document

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

© 2021 Corning Incorporated. All Rights Reserved.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 30, 2021	/s/ Edward A. Schlesinger
Date	Edward A. Schlesinger
Senior Vice President and Corporate Controller

© 2021 Corning Incorporated. All Rights Reserved.