Form 10-Q
period 2021-06-30
CORNING INC /NY
filed 2021-07-27
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 16, 2021
Corning’s Common Stock, $0.50 par value per share	854,032,129 shares

© 2021 Corning Incorporated. All Rights Reserved.

INDEX

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$3,501	$2,561	$6,791	$4,952
Cost of sales	2,186	1,805	4,320	3,635

Gross margin	1,315	756	2,471	1,317

Operating expenses:
Selling, general and administrative expenses	465	401	865	796
Research, development and engineering expenses	242	430	464	691
Amortization of purchased intangibles	33	28	65	54

Operating income (loss)	575	(103)	1,077	(224)

Equity in earnings of affiliated companies	7	79	15	93
Interest income	2	3	5	9
Interest expense	(78)	(67)	(155)	(131)
Translated earnings contract gain, net (Note 12)	3	37	275	105
Other income (expense), net	7	2	124	(9)

Income (loss) before income taxes	516	(49)	1,341	(157)
Provision for income taxes (Note 5)	(67)	(22)	(293)	(10)

Net income (loss) attributable to Corning Incorporated	$449	$(71)	$1,048	$(167)

(Loss) earnings per common share available to common stockholders:
Basic (Note 6)	$(0.42)	$(0.13)	$0.27	$(0.28)
Diluted (Note 6)	$(0.42)	$(0.13)	$0.27	$(0.28)

Reconciliation of net income (loss) attributable to Corning Incorporated versus net (loss) income available to common stockholders:

Net income (loss) attributable to Corning Incorporated	$449	$(71)	$1,048	$(167)

Series A convertible preferred stock dividend		(25)	(24)	(49)
Excess consideration paid for redemption of preferred shares (1)	(803)		(803)

Net (loss) income available to common stockholders	$(354)	$(96)	$221	$(216)

(1)	Refer to Note 6 ((Loss) Earnings per Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Corning Incorporated	$449	$(71)	$1,048	$(167)

Foreign currency translation adjustments and other	40	58	(323)	(207)
Unamortized losses and prior service costs for postretirement benefit plans	(1)	(12)	(1)	(12)
Net unrealized gains (losses) on designated hedges	1	19	12	(42)
Other comprehensive income (loss), net of tax (Note 14)	40	65	(312)	(261)

Comprehensive income (loss) attributable to Corning Incorporated	$489	$(6)	$736	$(428)

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets

Current assets:
Cash and cash equivalents	$2,320	$2,672
Trade accounts receivable, net of doubtful accounts - $42 and $46	2,057	2,133
Inventories, net (Note 7)	2,387	2,438
Other current assets	884	761
Total current assets	7,648	8,004

Property, plant and equipment, net of accumulated depreciation - $13,657 and $13,663	15,455	15,742
Goodwill, net	2,433	2,460
Other intangible assets, net	1,228	1,308
Deferred income taxes (Note 5)	1,051	1,121
Other assets	1,991	2,140

Total Assets	$29,806	$30,775

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 9)	$353	$156
Accounts payable	1,312	1,174
Other accrued liabilities (Note 8 and Note 11)	2,959	2,437
Total current liabilities	4,624	3,767

Long-term debt (Note 9)	7,025	7,816
Postretirement benefits other than pensions (Note 10)	723	727
Other liabilities (Note 8 and Note 11)	5,292	5,017
Total liabilities	17,664	17,327

Commitments and contingencies (Note 11)
Shareholders’ equity (Note 14):
Convertible preferred stock, Series A – Par value $100 per share; Shares authorized 0 and 3,100; Shares issued: 0 and 2,300		2,300
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.7 billion	907	863
Additional paid-in capital – common stock	16,352	14,642
Retained earnings	15,739	16,120
Treasury stock, at cost; Shares held: 962 million and 961 million	(19,986)	(19,928)
Accumulated other comprehensive loss	(1,052)	(740)
Total Corning Incorporated shareholders’ equity	11,960	13,257
Non-controlling interests	182	191
Total equity	12,142	13,448

Total Liabilities and Equity	$29,806	$30,775

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six months ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,048	$(167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	666	680
Amortization of purchased intangibles	65	54
Loss on disposal of assets	1	75
Severance charges	1	135
Severance payments	(20)	(97)
Share-based compensation expense	78	65
Equity in earnings of affiliated companies	(15)	(93)
Translation (gain) loss on Japanese yen-denominated debt	(123)	11
Deferred tax provision (benefit)	56	(130)
Customer deposits and government incentives	114	125
Translated earnings contract gain	(275)	(105)
Unrealized translation losses on transactions	51	11
Tax assessment refunds		101
Asset impairment		195
Changes in certain working capital items:
Trade accounts receivable	(49)	27
Inventories	18	53
Other current assets	(153)	20
Accounts payable and other current liabilities	156	(235)
Other, net	(125)	73
Net cash provided by operating activities	1,494	798

Cash Flows from Investing Activities:
Capital expenditures	(613)	(833)
Proceeds from sale or disposal of assets	17	27
Proceeds from sale of business	102
Investment in and proceeds from unconsolidated entities, net	85	(5)
Realized gains on translated earnings contract	13	12
Other, net	(19)	15
Net cash used in investing activities	(415)	(784)

Cash Flows from Financing Activities:
Repayments of short-term borrowings and current portion of long-term debt	(460)
Proceeds from issuance of long-term debt, net		209
Payment for redemption of preferred stock	(507)
Payments of employee withholding tax on stock awards	(55)	(8)
Proceeds from exercise of stock options	82	13
Purchases of common stock for treasury	(1)	(105)
Dividends paid	(442)	(383)
Other, net	(6)	2
Net cash used in financing activities	(1,389)	(272)
Effect of exchange rates on cash	(42)	(18)
Net decrease in cash and cash equivalents	(352)	(276)
Cash and cash equivalents at beginning of period	2,672	2,434
Cash and cash equivalents at end of period	$2,320	$2,158

The accompanying notes are an integral part of these consolidated financial statements.

© 2021 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions)

(In millions)	Convertible preferred stock	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2020	$2,300	$863	$14,642	$16,120	$(19,928)	$(740)	$13,257	$191	$13,448
Net income				599			599	2	601
Other comprehensive loss						(352)	(352)	(1)	(353)
Shares issued to benefit plans and for option exercises		1	80				81		81
Common dividends ($0.24 per share)				(187)			(187)		(187)
Preferred dividends ($10,625 per share)				(24)			(24)		(24)
Other, net (1)				1	(6)		(5)	(3)	(8)
Balance, March 31, 2021	$2,300	$864	$14,722	$16,509	$(19,934)	$(1,092)	$13,369	$189	$13,558
Net income				449			449	5	454
Other comprehensive income						40	40	1	41
Redemption of preferred stock (2)	(700)			(803)			(1,503)		(1,503)
Conversion of preferred stock to common stock (3)	(1,600)	40	1,560				—		—
Purchase of common stock for treasury					(1)		(1)		(1)
Shares issued to benefit plans and for option exercises		3	70				73		73
Common dividends ($0.48 per share)				(416)			(416)		(416)
Other, net (1)					(51)		(51)	(13)	(64)
Balance, June 30, 2021	$—	$907	$16,352	$15,739	$(19,986)	$(1,052)	$11,960	$182	$12,142

(In millions)	Convertible preferred stock	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2019	$2,300	$859	$14,323	$16,408	$(19,812)	$(1,171)	$12,907	$90	$12,997
Net loss				(96)			(96)		(96)
Other comprehensive loss						(326)	(326)	(1)	(327)
Purchase of common stock for treasury					(105)		(105)		(105)
Shares issued to benefit plans and for option exercises			17				17		17
Common dividends ($0.22 per share)				(168)			(168)		(168)
Preferred dividends ($10,625 per share)				(24)			(24)		(24)
Other, net				(6)	(1)		(7)		(7)
Balance, March 31, 2020	$2,300	$859	$14,340	$16,114	$(19,918)	$(1,497)	$12,198	$89	$12,287
Net (loss) income				(71)			(71)	6	(65)
Other comprehensive income						65	65		65
Purchase of common stock for treasury					(6)		(6)		(6)
Shares issued to benefit plans and for option exercises		1	58				59		59
Common dividends ($0.22 per share)				(171)			(171)		(171)
Preferred dividends ($10,625 per share)				(25)			(25)		(25)
Other, net							—	(11)	(11)
Balance, June 30, 2020	$2,300	$860	$14,398	$15,847	$(19,924)	$(1,432)	$12,049	$84	$12,133

(1)	Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.
(2)	Refer to Note 6 ((Loss) Earnings per Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.
(3)	Refer to Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

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

On September 9, 2020, Hemlock Semiconductor Group (“HSG”) redeemed the entire ownership interest of DuPont de Nemours, Inc. (“DuPont”) in HSG with a value of $250 million ("Redemption").  Upon completion of the Redemption, the Company obtained a 100% interest in Hemlock Semiconductor LLC ("HS LLC") and 80.5% interest in Hemlock Semiconductor Operations LLC ("HSO LLC"), which are affiliated entities within HSG.  HSG's results have been consolidated in “All Other”.

Refer to Note 3 (HSG Transactions) to the consolidated financial statements for additional information.

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

New Accounting Standards

During the first quarter of 2021, Corning early adopted ASU 2020-06. This simplifies an issuer’s accounting for convertible instruments by eliminating separate accounting for beneficial and cash conversion features under ASC 470-20. The ASU clarifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification under ASC 815-40.  Entities are required to use the if-converted method for all convertible instruments in the diluted earnings per share calculation, to include the effect of potential share settlement if the effect is more dilutive, for instruments that may be settled in cash or shares under ASC 260. The adoption of ASU 2020-06 did not have a one-time impact on Corning’s consolidated financial statements as of January 1, 2021.

© 2021 Corning Incorporated. All Rights Reserved.

2. Restructuring, Impairment and Other Charges and Credits

2021

There were no material restructuring, impairment and other charges and credits activities for the first half of 2021.  As of June 30, 2021, unpaid severance liabilities of $25 million are expected to be substantially completed within the next twelve months.

2020

In the first half of 2020, and in response to uncertain global economic conditions, Corning undertook actions to transform the Company’s cost structure and improve operational efficiency.

During the three and six months ended June 30, 2020, $337 million and $562 million were recorded, respectively, in restructuring, impairment and other charges and credits. Severance charges of $58 million and $135 million, respectively, were primarily related to a reduction in workforce to facilitate realignment of capacity in the Asia regions for our Display Technologies segment, optimize our Optical Communications segment and certain corporate costs. An impairment loss of $195 million was incurred for an asset group related to the reassessment of research and development programs within "All Other".  Charges of $84 million and $232 million, respectively, primarily included accelerated depreciation, asset disposals and other related exit costs in our Display Technologies and Specialty Materials business segments.

For the three and six months ended June 30, 2020, total restructuring, impairment and other charges and credits were reflected on the consolidated statements of income (loss) as follows:

	Three months ended
	June 30, 2020
		Selling,	Research,
		general	development
		and	and
	Gross	administrative	engineering
	margin (1)	expenses	expenses	Other	Total
Severance	$24	$18	$16		$58
Asset impairment			195		195
Capacity realignment	60				60
Other charges and credits	14	4	1	$5	24
Total restructuring, impairment and other charges and credits	$98	$22	$212	$5	$337

(1)	Activity reflected in cost of sales.

	Six months ended
	June 30, 2020
		Selling,	Research,
		general	development
		and	and
	Gross	administrative	engineering
	margin (1)	expenses	expenses	Other	Total
Severance	$76	$31	$28		$135
Asset impairment			195		195
Capacity realignment	148		1		149
Other charges and credits	35	39	1	$8	83
Total restructuring, impairment and other charges and credits	$259	$70	$225	$8	$562

(1)	Activity reflected in cost of sales.

© 2021 Corning Incorporated. All Rights Reserved.

3. HSG Transactions

In 2016, Corning realigned its ownership interest in Dow Corning Corporation ("Dow Corning"), exchanging its 50% interest in the joint venture between Corning and The Dow Chemical Corporation ("Dow") for a newly formed company that held a 49.9% interest in HS LLC and a 40.25% interest in HSO LLC, which were recorded as equity method investments of Corning and are affiliated companies of HSG.  DuPont subsequently undertook Dow's ownership interest in HSG. HSG manufactures polysilicon products for the semiconductor and solar industries, and it is one of the world’s leading providers of ultra-pure polycrystalline silicon to the semiconductor industry.

2020

On September 9, 2020, HSG entered into a series of agreements with DuPont resulting in a change in control and consolidation for Corning.

HSG acquired DuPont’s TCS manufacturing assets, which were determined to be a business and recorded as a business combination. The fair value of the purchase price was $255 million.  In conjunction with this acquisition, HSG settled the pre-existing TCS relationship (“TCS Settlement”) for a contractual amount of $175 million, which was determined to have a fair value of $200 million.  HSG is paying for the TCS Settlement over three years with equal annual payments of approximately $58 million.  Corning’s share of the pre-tax loss related to the TCS Settlement was $81 million and was recorded in equity in earnings of affiliated companies in the consolidated statements of income (loss).

HSG also completed the Redemption, redeeming Dupont’s entire ownership of HSG with a value of $250 million.  The Redemption was funded with HSG’s existing cash on-hand of $75 million and its newly obtained third-party debt of $175 million, maturing on September 8, 2021.  Debt repayments have been recorded as a financing activity on Corning's consolidated statements of cash flows.   As of June 30, 2021, the third-party debt has been fully repaid.

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

© 2021 Corning Incorporated. All Rights Reserved.

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

(2)

The purchase price being used to measure the goodwill of the Redemption is $352 million, including the fair value of Corning’s previously held equity interest and non-controlling interest, of $250 million and $102 million, respectively.

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

The goodwill is primarily related to other intangibles and synergies of the acquired business which do not qualify for separate recognition.  Intangible assets consist primarily of $215 million of developed technologies and know-how, and $70 million of other intangibles that are amortized over the weighted-average useful life of approximately 20 and 15 years, respectively.

HSG's revenue and net income have been consolidated in “All Other” in Corning’s consolidated statements of income (loss) for the three and six months ended June 30, 2021.

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

Revenues by product category are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Display products	$934	$744	$1,822	$1,377

Telecommunication products	1,075	887	2,012	1,678

Specialty glass products	483	417	934	769

Environmental substrate and filter products	409	215	851	522

Life science products	312	236	613	487

All Other (1)	288	62	559	119
Total revenue	$3,501	$2,561	$6,791	$4,952
Impact of foreign currency movements (2)	3	27	(24)	60
Cumulative adjustment related to customer contract (3)				105
Net sales of reportable segments and All Other	$3,504	$2,588	$6,767	$5,117

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in "All Other" as of September 9, 2020.
(2)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(3)	Amount represents the negative impact of a cumulative adjustment to reduce revenue by $105 million recorded during the first quarter of 2020. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

Refer to Note 16 (Reportable Segments) to the consolidated financial statements for additional information.

Contract Assets and Liabilities

Contract assets, such as incremental costs to obtain or fulfill contracts, are an insignificant component of Corning’s revenue recognition process. Most of Corning’s fulfillment costs as a manufacturer of products are classified as inventory, fixed assets and intangible assets, which are accounted for under the respective guidance for those asset types. Other contract fulfillment costs are immaterial due to the nature of the products and their respective manufacturing processes.

Contract liabilities include deferred revenue, other advanced payments and customer deposits. Other advanced payments are not significant to operations and are classified as part of other accrued liabilities in the financial statements. Customer deposits are predominately related to Display products and deferred revenue is predominately related to obtaining a controlling interest in HSG.

© 2021 Corning Incorporated. All Rights Reserved.

Customer Deposits

As of June 30, 2021 and December 31, 2020, Corning had customer deposits of approximately $1.3 billion and $1.4 billion, respectively.  Most of these customer deposits were non-refundable and allowed customers to secure rights to an amount of glass produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to 10 years.  As glass is shipped to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.

Customer deposits used were $28 million and $123 million, respectively, and $32 million and $73 million, respectively, in the three and six months ended June 30, 2021 and 2020.  As of June 30, 2021 and December 31, 2020, $1.1 billion was recorded as other long-term liabilities.  The remaining $228 million and $211 million, respectively, were classified as other current liabilities.

Deferred Revenue

As of June 30, 2021 and December 31, 2020, Corning had deferred revenue of approximately $1 billion.  The deferred revenue was related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long term supply agreements.

The deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units shipped compared to the remaining contractual units.

As of June 30, 2021 and December 31, 2020, $805 million and $872 million, respectively, were classified as long-term liabilities and $159 million and $152 million, respectively, were classified as current liabilities.

Refer to Note 3 (HSG Transactions) to the consolidated financial statements for additional information.

5. Income Taxes

The provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Provision for income taxes	$(67)	$(22)	$(293)	$(10)
Effective tax rate	13.0%	(44.9%)	21.8%	(6.4%)

For the three months ended June 30, 2021, the effective income tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to excess tax benefits related to share-based compensation payments, foreign-rate differential and tax reform items.  For the six months ended June 30, 2021, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to our permanently reinvested foreign income position, excess tax benefit related to share-based compensation payments, foreign rate differential, and tax reform items.

For the three and six months ended June 30, 2020, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to an adjustment to our permanently reinvested foreign income position, foreign valuation allowances on deferred tax assets, and certain non-deductible expenses for tax purposes.

Corning Precision Materials is currently appealing certain tax assessments and tax refund claims in South Korea for tax years 2010 through 2018. The Company was required to deposit the disputed amounts with the South Korean government as a condition of its appeal of any tax assessments. Corning believes that it is more likely than not we will prevail in the appeals process.  As of June 30, 2021 and December 31, 2020, non-current receivables of $359 million and $365 million, respectively, were recorded related to these appeals.

© 2021 Corning Incorporated. All Rights Reserved.

6. (Loss) Earnings per Common Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Corning Incorporated	$449	$(71)	$1,048	$(167)
Less: Series A convertible preferred stock dividend		25	24	49
Less: Excess consideration paid for redemption of preferred shares	803		803
Net (loss) income available to common stockholders – basic	(354)	(96)	221	(216)
Net (loss) income available to common stockholders – diluted	$(354)	$(96)	$221	$(216)

Weighted-average common shares outstanding – basic	844	759	805	760
Effect of dilutive securities:
Employee stock options and other dilutive securities			17
Weighted-average common shares outstanding – diluted	844	759	822	760
Basic (loss) earnings per common share	$(0.42)	$(0.13)	$0.27	$(0.28)
Diluted (loss) earnings per common share	$(0.42)	$(0.13)	$0.27	$(0.28)

Anti-dilutive potential shares excluded from diluted (loss) earnings per common share:
Series A convertible preferred stock (1)	9	115	62	115
Employee stock options and awards	24	38	1	38
Total	33	153	63	153

(1)	For the three and six months ended June 30, 2021 and 2020, the Preferred Stock was anti-dilutive; therefore, it was excluded from the calculation of diluted (loss) earnings per share.

Fixed Rate Cumulative Convertible Preferred Stock, Series A

As of December 31, 2020, Corning had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”).

On January 16, 2021, the Preferred Stock became convertible into 115 million Common Shares, in whole or in part, at the option of the holder, Samsung Display Co., Ltd. (“SDC”). On April 5, 2021, Corning and SDC executed the Share Repurchase Agreement ("SRA").

Pursuant to the SRA, on April 8, 2021 ("Initial Closing Date"), the Preferred Stock was fully converted into 115 million Common Shares.  The preferred shares were removed from the calculation of diluted earnings per share.

The Company repurchased 35 million of the converted Common Shares pursuant to the SRA and excluded them from the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share.  The redemption of these Common Shares resulted in a reduction of retained earnings of $803 million which reduced the net income available to common shareholders and resulted in negative earnings per share in the second quarter of 2021.

The remaining 80 million Common Shares are outstanding and are included in the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share.

Refer to Note 14 (Shareholders’ Equity) to the consolidated financial statements for more information.

© 2021 Corning Incorporated. All Rights Reserved.

7. Inventories, Net

Inventories, net comprise the following (in millions):

	June 30,	December 31,
	2021	2020
Finished goods	$1,169	$1,236
Work in process	340	357
Raw materials and accessories	384	370
Supplies and packing materials	494	475
Total inventories, net	$2,387	$2,438

8. Other Liabilities

Other liabilities follow (in millions):

	June 30,	December 31,
	2021	2020
Current liabilities:
Wages and employee benefits	$534	$572
Income taxes	140	173
Derivative instruments (Note 13)	52	189
Asbestos and other litigation (Note 11)	13	13
Deferred revenue (Note 4)	159	152
Settlement liability (Note 3)	58	58
Customer deposits (Note 4)	228	211
Share repurchase liability (Note 14)	503
Short-term operating leases	94	96
Other current liabilities	1,178	973
Other accrued liabilities	$2,959	$2,437

Non-current liabilities:
Defined benefit pension plan liabilities	$894	$887
Derivative instruments (Note 13)	65	155
Asbestos and other litigation (Note 11)	93	94
Deferred revenue (Note 4)	805	872
Settlement liability (Note 3)	117	117
Customer deposits (Note 4)	1,095	1,148
Share repurchase liability (Note 14)	496
Deferred tax liabilities	277	313
Long-term operating leases	618	633
Other non-current liabilities	832	798
Other liabilities	$5,292	$5,017

9. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $8.5 billion and $9.4 billion at June 30, 2021 and December 31, 2020, respectively, compared to recorded book values of $7.0 billion and $7.8 billion at June 30, 2021 and December 31, 2020, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning had no outstanding commercial paper at June 30, 2021 and December 31, 2020.

© 2021 Corning Incorporated. All Rights Reserved.

Debt Issuances and Redemptions

2021

In the second quarter of 2021, Corning redeemed $375 million of 2.9% debentures due in 2022, paying a premium of $10 million by exercising our make-whole call.  The bond redemption resulted in an $11 million loss during the same quarter.

2020

During the second quarter of 2020, Corning established an incremental liquidity facility for 25 billion Japanese yen, equivalent to $232 million U.S. dollars ("USD"), with a maturity of three years.  As of June 30, 2021, the facility had not been drawn upon.

In the first quarter of 2020, Corning established two unsecured variable rate loan facilities for 1,050 million Chinese yuan, equivalent to $150 million USD, and 749 million Chinese yuan, equivalent to $105 million USD, each with a maturity of five years.  The funds drawn on the loan facilities as of June 30, 2021 totaled 1,466 million Chinese yuan, equivalent to $209 million USD. These Chinese yuan-denominated proceeds will not be converted into U.S. dollars and will be used for capital projects. Payments of principal and interest on the Notes will be in Chinese yuan, or should yuan be unavailable due to circumstances beyond Corning’s control, a USD equivalent. These loans are the sole obligations of the subsidiary borrowers and are not guaranteed by any other Corning entity.

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

The following table summarizes the components of net periodic benefit cost for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$32	$29	$64	$58	$3	$3	$5	$5
Interest cost	21	31	43	62	4	5	8	10
Expected return on plan assets	(54)	(49)	(108)	(98)
Amortization of prior service cost (credit)	1	2	2	3	(2)	(2)	(3)	(3)
Recognition of actuarial loss (gain)	10	(2)	10	(2)	1		1
Total pension and postretirement benefit expense	$10	$11	$11	$23	$6	$6	$11	$12

The components of net periodic benefit cost, other than the service cost component, are included in the line item other income (expense), net, in the consolidated statements of income (loss).

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

Asbestos Claims

Corning is a defendant in certain cases alleging injuries from asbestos. At June 30, 2021 and December 31, 2020, the amount of the reserve for these asbestos claims was estimated to be $96 million and represented the undiscounted projection of claims and related legal fees for the estimated life of the litigation.

Dow Corning Chapter 11 Related Matters

Until June 1, 2016, Corning and Dow each owned 50% of the common stock of Dow Corning. On May 31, 2016, Corning and Dow realigned their ownership interest in Dow Corning. Following the realignment, Corning no longer owned any interest in Dow Corning. With the realignment, Corning agreed to indemnify Dow Corning for 50% of Dow Corning’s non-ordinary course, pre-closing liabilities to the extent such liabilities exceed the amounts reserved for them by Dow Corning as of May 31, 2016, subject to certain conditions and limits.

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, referred to above, to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million. In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow for up to 50% of the excess liability, subject to certain conditions and limits. As of  June 30, 2021 and December 31, 2020, Dow Corning had recorded a reserve for breast implant litigation of $160 million. As a result, Corning does not believe its indemnity obligation for Dow Corning’s breast implant litigation liability, if any, will be material.

Dow Corning Bankruptcy Pendency Interest Claims

As a separate matter arising from the bankruptcy proceedings, Dow Corning had been defending claims asserted by commercial creditors who claimed additional compounded interest at default and state statutory judgment rates as well as attorneys’ fees and other enforcement costs, during the period from May 1995 through June 2004. As of May 31, 2016, Dow Corning had recorded a reserve for these claims of $107 million. Dow Corning settled those claims as of September 30, 2019 and received approval of the settlement from the bankruptcy court. Corning does not believe its indemnity obligation, if any, for Dow Corning’s liability to be material.

Dow Corning Environmental Claims

In September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has, or will, experience losses arising from remediation and response at a number of sites.  In the event Dow is liable for these claims, Corning may be required to indemnify Dow for up to 50% of that liability, subject to certain conditions and limits.  As of June 30, 2021, Corning has determined a potential liability for these environmental matters is probable and the amount recorded was not material.

© 2021 Corning Incorporated. All Rights Reserved.

Environmental Litigation

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  As of  June 30, 2021 and December 31, 2020, Corning had accrued approximately $60 million and $68 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

12. Hedging Activities

Cash Flow Hedges

Corning uses over-the-counter (“OTC”) foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total gross notional values for foreign currency cash flow hedges are $708 million and $1.1 billion at June 30, 2021 and December 31, 2020, respectively, with maturities spanning the years 2021 through 2023. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. At June 30, 2021, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax gain of $49 million.

Undesignated Hedges

Corning uses OTC foreign exchange forward and option contracts that are not designated as hedging instruments for accounting purposes. The undesignated hedges limit exposure to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

The table below includes the total gross notional value for translated earnings contracts of $8.3 billion and $7.5 billion at June 30, 2021 and December 31, 2020, respectively. The majority of average rate forward and option contracts hedge a significant portion of the Company’s exposure to the Japanese yen with maturities spanning years 2021 through 2024.

	June 30,	December 31,
	2021	2020
Average rate forward contracts:
Japanese yen-denominated	$4.4	$4.5
South Korean won-denominated	0.2	0.4
Euro-denominated	0.4	0.5
Other foreign currencies (1)	0.1	0.1
Option contracts:
Japanese yen-denominated (2)	1.7	2.0
Other foreign currencies (3)	1.5
Total gross notional value for translated earning contracts	$8.3	$7.5

(1)	Denominational currencies for average rate forward contracts include the Chinese yuan, new Taiwan dollar and British pound.
(2)

Japanese yen-denominated option contracts include zero-cost collars, purchased call options and put options. With respect to the zero-cost collars, the gross notional amount includes the value of both the put and call options. However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

(3)

Other foreign currencies option contracts are purchased basket options that include a basket of underlying currencies, including the Japanese yen, South Korean won, Chinese yuan, euro and British pound, and each basket option will be settled against USD.

© 2021 Corning Incorporated. All Rights Reserved.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2021 and December 31, 2020 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance	Fair value		Balance	Fair value
	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,	sheet	June 30,	Dec. 31,
	2021	2020	location	2021	2020	location	2021	2020

Derivatives designated as hedging instruments

Foreign exchange contracts (1)	$708	$1,143	Other current assets	$49	$37	Other accrued liabilities		$(3)
			Other assets	21	21	Other liabilities		(1)

Derivatives not designated as hedging instruments

Foreign exchange and other contracts	5,205	6,144	Other current assets	31	45	Other accrued liabilities	$(40)	(76)
			Other assets	16	41	Other liabilities	(31)	(59)
Translated earnings contracts	8,299	7,453	Other current assets	100	66	Other accrued liabilities	(12)	(110)
			Other assets	138	61	Other liabilities	(13)	(95)
Total derivatives	$14,212	$14,740		$355	$271		$(96)	$(344)

(1)

At June 30, 2021, the total gross notional value for foreign currency cash flow hedges is $708 million. At December 31, 2020, the foreign exchange contracts that are designated as hedging instruments include the notional amounts of $892 million and $251 million, respectively, for cash flow hedges and net investment hedges.

The following tables summarize the effect on the consolidated financial statements relating to Corning’s derivative financial instruments (in millions):

	Effect of derivative instruments on the consolidated financial statements for the three months ended June 30,
Derivatives in hedging	Gain (loss) recognized in other		Location of gain (loss) reclassified from	Gain (loss) reclassified from
relationships for	comprehensive income (OCI)		accumulated OCI into income	accumulated OCI into income
cash flow hedges	2021	2020	effective (ineffective)	2021	2020

			Net sales	$4	$(3)
Foreign exchange contracts	$15	$22	Cost of sales	10
Total cash flow hedges	$15	$22		$14	$(3)

	Effect of derivative instruments on the consolidated financial statements for the six months ended June 30,
Derivatives in hedging	Gain (loss) recognized in other		Location of gain (loss) reclassified from	Gain (loss) reclassified from
relationships for	comprehensive income (OCI)		accumulated OCI into income	accumulated OCI into income
cash flow hedges	2021	2020	effective (ineffective)	2021	2020

			Net sales	$6	$(2)
			Cost of sales	17	5
Foreign exchange contracts	$41	$(67)	Other expense, net (1)		(14)
Total cash flow hedges	$41	$(67)		$23	$(11)

(1)	A loss of $14 million was reclassified from accumulated other comprehensive loss into other expense, net, resulting from the de-designation of certain cash flow hedges.

© 2021 Corning Incorporated. All Rights Reserved.

		(Loss) gain recognized in income
		Three months ended		Six months ended
	Location of (loss) gain	June 30,		June 30,
Undesignated derivatives	recognized in income	2021	2020	2021	2020

Foreign exchange and other contracts – balance sheet, loans and other	Other income (expense), net	$(9)	$(15)	$35	$(14)
Translated earnings contracts	Translated earnings contract gain, net	3	37	275	105
Total undesignated		$(6)	$22	$310	$91

13. Fair Value Measurements

Fair value standards under GAAP define fair value, establish a framework for measuring fair value in applying generally accepted accounting principles, and require disclosures about fair value measurements. The standards identify two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources, while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, the inputs are prioritized into one of three broad levels (provided in the table below) used to measure fair value. Fair value standards apply whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement and require the use of observable market data when available.

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis; Level 1, quoted market prices in active markets for identical assets, Level 2, significant other observable inputs, and Level 3, significant unobservable inputs (in millions):

		Fair value measurements at reporting date
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Current assets:
Other current assets (1)(2)(3)	$205	$16	$180	$9
Non-current assets:
Other assets (1)(2)	$183		$175	$8
Current liabilities:
Other accrued liabilities (1)	$52		$52
Non-current liabilities:
Other liabilities (1)(4)	$65		$65

(1)	Derivative assets and liabilities include foreign exchange contracts which were measured using observable inputs for similar assets and liabilities.
(2)	Included in other current assets and other assets is a contingent consideration asset for a cost adjustment contract of $17 million, resulting from the HSG Transactions as of September 9, 2020, that was measured using unobservable (Level 3) inputs.
(3)	Equity securities with readily available fair values of $16 million were measured using Level 1 inputs and have been included in other current assets as of June 30, 2021. An investment was sold for $84 million during the second quarter of 2021.
(4)	Other liabilities include a $21 million put option from the SRA with SDC, which was measured using significant other observable (Level 2) inputs. Refer to Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

© 2021 Corning Incorporated. All Rights Reserved.

		Fair value measurements at reporting date
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Current assets:
Other current assets (1)(2)(3)	$152		$148	$4
Non-current assets:
Investments (4)	$137	$137
Other assets (1)(2)(3)	$139		$123	$16
Current liabilities:
Other accrued liabilities (1)	$189		$189
Non-current liabilities:
Other liabilities (1)	$155		$155

(1)	Derivative assets and liabilities include foreign exchange contracts which were measured using observable inputs for similar assets and liabilities.
(2)	Included in other current assets and other assets is a contingent consideration asset for a cost adjustment contract of $20 million, resulting from the HSG Transactions as of September 9, 2020, that was measured using unobservable (Level 3) inputs.
(3)	For the year ended December 31, 2020, assets and liabilities that were measured using unobservable (Level 3) inputs resulted in losses recognized in earnings of $21 million for a renewable energy derivative contract and $4 million for auction rate securities.
(4)	Included in investments were equity securities with readily available fair values that were measured using Level 1 inputs. A pre-tax gain of $107 million was recognized from the initial public offering of an investment for the year ended December 31, 2020.

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

There were no other significant financial assets and liabilities measured on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

© 2021 Corning Incorporated. All Rights Reserved.

14. Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

As of December 31, 2020, Corning had 2,300 outstanding shares of Preferred Stock.

On January 16, 2021, the Preferred Stock became convertible into 115 million Common Shares, in whole or in part, at the option of SDC.  On April 5, 2021, Corning and SDC executed the SRA.

Pursuant to the SRA, on the Initial Closing Date, the Preferred Stock was fully converted.  As a result, the 115 million Common Shares resulting from the conversion of the Preferred Stock were removed from the calculation of diluted earnings per share.

Immediately following the conversion, Corning repurchased and retired 35 million of the Common Shares held by SDC for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid on the Initial Closing Date. Subsequent payments of approximately $507 million will be paid on each of the first and second anniversaries of the Initial Closing Date.

●	The 35 million Common Shares repurchased by Corning were excluded from the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share starting on the Initial Closing Date.
●	The Shares repurchased were accounted for as a redemption of Preferred Stock. The excess of the $1.5 billion consideration paid over the carrying value of the Preferred Stock reduced the net income available to common shareholders by $803 million and resulted in negative earnings per share in the second quarter of 2021.

The remaining 80 million Common Shares were accounted for as a conversion of Preferred Stock and resulted in an increase of common stock and additional paid-in-capital based on the carrying value of the Preferred Stock and were included in the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share.

Pursuant to the SRA, with respect to the 80 million Common Shares outstanding held by SDC:

●	SDC has the option to sell an additional 22 million Common Shares to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such Common Shares. If Corning elects not to repurchase the Common Shares and SDC sells the Common Shares on the open market, Corning will be required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of June 30, 2021, the fair value of the option was $21 million when measured using significant other observable inputs.
●	The remaining 58 million shares of Common Shares are subject to a seven-year lock-up period expiring in 2027.

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

There were no repurchases of common stock on the open market for the three months ended March 31, 2021.  For the three and six months ended June 30, 2021, the Company repurchased 35 million shares of common stock, as discussed above, under the 2018 and 2019 Repurchase Programs and 39 thousand shares of common stock on the open market for approximately $1.5 million, as part of its 2019 Repurchase Program.

The Company suspended share buybacks during the first quarter of 2020 and made no share repurchases for the three months ended June 30, 2020.  For the six months ended June 30, 2020, the Company repurchased 4.1 million shares of common stock on the open market for approximately $105 million, as part of its 2018 Repurchase Program.

Accumulated Other Comprehensive Loss

In the three and six months ended June 30, 2021 and 2020, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustment.

© 2021 Corning Incorporated. All Rights Reserved.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive loss is as follows (in millions) (1):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$(692)	$(1,122)	$(329)	$(857)
Other comprehensive income (loss) (2)	39	55	(316)	(198)
Equity method affiliates (3)	1	3	(7)	(9)
Net current-period other comprehensive income (loss)	40	58	(323)	(207)
Ending balance	$(652)	$(1,064)	$(652)	$(1,064)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)

For the three and six months ended June 30, 2021, amounts are net of tax benefit of $1 million and $11 million, respectively. For the three and six months ended June 30, 2020, amounts are net of tax expense of $5 million and tax benefit of $17 million, respectively.

(3)	Tax effects are not significant.

15. Share-Based Compensation

Corning maintains long-term incentive plans (the “Plans”) for key employees and non-employee members of its Board of Directors. The Plans allow Corning to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). At June 30, 2021, there were approximately 39 million unissued common shares available for future grants authorized under the Plans.

Share-based compensation cost is allocated to the cost of sales, selling, general and administrative, and research, development and engineering, expenses lines in the consolidated statements of income (loss).

Stock Compensation Plans

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

Total share-based compensation cost was $44 million and $55 million, respectively, and $78 million and $65 million, respectively, for the three and six months ended June 30, 2021 and 2020. The income tax benefit realized from share-based compensation was $21 million and $28 million for the three and six months ended June 30, 2021, respectively, and not significant during the same periods in 2020. Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

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

© 2021 Corning Incorporated. All Rights Reserved.

The following table summarizes information regarding stock options outstanding, including the related transactions under the stock option plans for the six months ended June 30, 2021:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term	value
	(in thousands)	price	(in years)	(in thousands)
Options outstanding as of December 31, 2020	17,095	$21.60
Granted
Exercised	(4,061)	19.96
Forfeited and expired	(232)	22.50
Options outstanding as of June 30, 2021	12,802	22.10	7.00	$240,623
Options expected to vest as of June 30, 2021	12,675	22.12	6.99	238,009
Options exercisable as of June 30, 2021	7,310	20.96	5.85	145,729

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

The following inputs were used for the valuation of option grants under our stock option plans (1):

Three months ended
June 30,
2020
Expected volatility	32.9%
Weighted-average volatility	32.9%
Expected dividends	4.48%
Risk-free rate	0.5%
Average risk-free rate	0.5%
Expected term (in years)	7.4
Pre-vesting executive departure rate	0.6%
Pre-vesting non-executive departure rate	2.5%

(1)	Stock options were granted during the three months ended June 30, 2020. There were no stock options granted during the six months ended June 30, 2021 and the three months ended March 31, 2020.

Incentive Stock Plans

The Corning Incentive Stock Plans permit restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Restricted stock and restricted stock units under the Incentive Stock Plans are granted at the closing market price on the grant date, contingently vest over a period of generally one year to ten years, and generally have contractual lives of one year to ten years. The fair value is based on the grant date closing price of the Company’s stock.

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

The following table summarizes the Company’s non-vested time-based restricted stock and restricted stock units as of  December 31, 2020 and changes which occurred during the  six months ended June 30, 2021:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units at December 31, 2020	12,943	$22.87
Granted	1,384	42.11
Vested	(3,414)	22.61
Forfeited	(321)	23.45
Non-vested shares and share units at June 30, 2021	10,592	$25.45

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

The following table summarizes the Company’s non-vested performance-based restricted stock units as of December 31, 2020 and changes which occurred during the six months ended June 30, 2021:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units at December 31, 2020	1,765	$28.06
Granted	1,222	38.82
Vested	(119)	28.06
Forfeited	(56)	32.30
Non-vested share units at June 30, 2021	2,812	$32.65

© 2021 Corning Incorporated. All Rights Reserved.

16. Reportable Segments

The Company’s reportable segments are as follows:

●	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high-performance display panels.
●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
●	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
●	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
●	Life Sciences – manufactures glass and plastic labware, equipment, media, serum and reagents enabling workflow solutions for drug discovery and bioproduction.

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

Reportable Segments (in millions):

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
June 30, 2021
Segment net sales	$939	$1,075	$483	$407	$312	$288	$3,504
Depreciation (1)	$149	$58	$42	$35	$14	$34	$332
Research, development and engineering expenses (2)	$26	$52	$49	$29	$8	$36	$200
Income tax (provision) benefit (3)	$(64)	$(40)	$(22)	$(21)	$(14)	$3	$(158)
Segment net income (loss) (4)	$248	$148	$81	$81	$52	$(15)	$595

© 2021 Corning Incorporated. All Rights Reserved.

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Three months ended
June 30, 2020
Segment net sales	$753	$887	$417	$226	$243	$62	$2,588
Depreciation (1)	$133	$62	$38	$33	$13	$14	$293
Research, development and engineering expenses (2)	$25	$52	$33	$22	$6	$43	$181
Income tax (provision) benefit (3)	$(41)	$(23)	$(24)	$—	$(8)	$19	$(77)
Segment net income (loss) (4)	$152	$81	$90	$—	$31	$(66)	$288

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Six months ended
June 30, 2021
Segment net sales	$1,802	$2,012	$934	$848	$612	$559	$6,767
Depreciation (1)	$297	$116	$83	$71	$26	$66	$659
Research, development and engineering expenses (2)	$48	$103	$94	$56	$16	$70	$387
Income tax (provision) benefit (3)	$(120)	$(71)	$(46)	$(41)	$(27)	$11	$(294)
Segment net income (loss) (4)	$461	$259	$172	$155	$100	$(39)	$1,108

	Display	Optical	Specialty	Environmental	Life	All
	Technologies	Communications	Materials	Technologies	Sciences	Other	Total
Six months ended
June 30, 2020
Segment net sales	$1,504	$1,678	$769	$546	$501	$119	$5,117
Depreciation (1)	$266	$124	$80	$67	$25	$27	$589
Research, development and engineering expenses (2)	$55	$107	$74	$50	$13	$91	$390
Income tax (provision) benefit (3)	$(81)	$(31)	$(38)	$(9)	$(18)	$38	$(139)
Segment net income (loss) (4)	$304	$110	$141	$35	$69	$(135)	$524

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax (provision) benefit reflects a tax rate of 21%.
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

A reconciliation of reportable segment and All Other net sales to consolidated net sales follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales of reportable segments and All Other	$3,504	$2,588	$6,767	$5,117
Impact of foreign currency movements (1)	(3)	(27)	24	(60)
Cumulative adjustment related to customer contract (2)				(105)
Consolidated net sales	$3,501	$2,561	$6,791	$4,952

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(2)

Amount represents the negative impact of a cumulative adjustment to reduce revenue by $105 million recorded during the first quarter of 2020. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

© 2021 Corning Incorporated. All Rights Reserved.

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income of reportable segments	$610	$354	$1,147	$659
Net loss of All Other (1)	(15)	(66)	(39)	(135)
Unallocated amounts:
Impact of foreign currency movements not included in segment net income (loss)	(20)	(6)	(14)	(25)
Gain on foreign currency hedges related to translated earnings	3	35	275	93
Translation gain (loss) on Japanese yen-denominated debt	5	3	123	(11)
Research, development, and engineering expenses (2)(3)	(35)	(37)	(69)	(76)
Equity in (losses) earnings of affiliated companies (4)	(1)	81	(1)	99
Amortization of intangibles	(33)	(28)	(65)	(54)
Interest expense, net	(67)	(64)	(141)	(122)
Income tax benefit	91	55	1	129
Cumulative adjustment related to customer contract (5)				(105)
Severance charges (3)	(1)	(58)	(1)	(135)
Asset impairment (3)		(195)		(195)
Capacity realignment and other charges and credits (3)	(1)	(84)	(1)	(232)
Gain on sale of business	40		54
Other corporate items	(127)	(61)	(221)	(57)
Net income (loss)	$449	$(71)	$1,048	$(167)

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.
(2)	Amount does not include research, development, and engineering expense related to restructuring, impairment and other charges and credits.
(3)	Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) to the consolidated financial statements for additional information on restructuring activities and impairment.
(4)	Primarily represents the equity earnings of HSG prior to September 9, 2020. Refer to Note 3 (HSG Transactions) to the consolidated financial statements for additional information.
(5)

Amount represents the negative impact of a cumulative adjustment to reduce revenue by $105 million recorded during the first quarter of 2020. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

© 2021 Corning Incorporated. All Rights Reserved.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations. This interim MD&A should be read in conjunction with the MD&A in Corning’s 2020 Form 10-K. The various sections of this MD&A contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, anticipated growth and trends in the businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of Corning’s 2020 Form 10-K, and as may be updated in the Forms 10-Q. Actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2021.

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

While 2020 brought unprecedented challenges to our end markets and operations, driven by the COVID-19 pandemic, economic uncertainty, and social unrest, Corning adapted rapidly and remained resilient. We executed well to preserve our financial strength, while advancing major innovations with industry leaders. We effectively applied our focused and cohesive portfolio to create value and outperform our underlying markets, contributing to growth in the second half of 2020 and the first half of 2021.

Building on the success of the Strategy & Capital Allocation Framework, we announced our Strategy & Growth Framework, highlighting significant opportunities to sell more Corning content through each of our Market-Access Platforms.  Under this new Framework, our leadership priorities and our fundamental approach to capital allocation remain the same. We continue to focus our portfolio and utilize our financial strength. We expect to generate strong operating cash flow as we move forward. We will continue to use our cash to grow, extend our leadership, and reward shareholders.

© 2021 Corning Incorporated. All Rights Reserved.

Summary of results for the three and six months ended June 30, 2021

In the second quarter, net sales were $3,501 million, compared to $2,561 million during the same period in 2020, a net increase of $940 million, or 37%, driven by higher sales in all segments.  Net sales for the six months ended June 30, 2021 were $6,791 million, compared to $4,952 million during the same period in 2020, a net increase of $1,839 million, or 37%.

In the second quarter of 2021, Corning generated net income of $449 million, and a net loss of $0.42 per diluted share, compared to a net loss of $71 million, or $0.13 per diluted share, for the same period in 2020. The increase in net income of $520 million was primarily driven by the following items (amounts presented after-tax):

●	Higher segment net income of $307 million primarily driven by higher sales and cost control; net income increases by segment were $96 million, $67 million, $81 million, $21 million and $51 million for Display Technologies, Optical Communications, Environmental Technologies, Life Sciences and "All Other", respectively; and
●	Lower charges of $252 million for severance charges, impairment and capacity realignment costs.

The change in diluted earnings per share was primarily driven by changes in net income, outlined above, as well as the conversion of the Preferred Stock into 115 million Common Shares. The immediate repurchase and retirement of 35 million Common Shares resulted in an $803 million one-time reduction to net income available to common shareholders and negative earnings per share.  Refer to Note 6 ((Loss) Earnings per Common Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

In the first half of 2021, Corning generated net income of $1,048 million, or $0.27 per diluted share, compared to a net loss of $167 million, or $0.28 per diluted share, for the same period in 2020. The increase in net income of $1,215 million and diluted earnings per share of $0.55, was primarily driven by the following items (amounts presented after-tax):

●	Higher segment net income of $584 million primarily driven by higher sales and cost control; net income increases by segment were $157 million, $149 million, $31 million, $120 million, $31 million and $96 million for Display Technologies, Optical Communications, Specialty Materials, Environmental Technologies, Life Sciences and "All Other", respectively;
●	The absence of $152 million for an after-tax asset impairment loss related to investments in research and development programs within our All Other segment;
●	Lower charges of $266 million, primarily driven by lower severance and capacity realignment costs;
●	Translated earnings contract gains in the current period were $140 million higher than prior year;
●	The absence of a negative impact of a cumulative adjustment recorded during the first quarter of 2020 to reduce revenue $105 million; and
●	Higher translation gains of $102 million on Japanese yen-denominated debt.

The change in diluted earnings per share was primarily driven by changes in net income, outlined above, as well as the conversion of the Preferred Stock into 115 million Common Shares. The immediate repurchase and retirement of 35 million Common Shares resulted in an $803 million one-time reduction to net income available to common shareholders and negative earnings per share.  Refer to Note 6 ((Loss) Earnings per Common Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not have a material impact on Corning’s consolidated net income in the three and six months ended June 30, 2021, when compared to the same periods in 2020.

2021 Corporate Outlook

We expect another quarter of year-over-year sales growth, with approximately $3.5 to $3.7 billion of core net sales for the third quarter of 2021.

© 2021 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights from operations are as follows (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20

Net sales	$3,501	$2,561	37	$6,791	$4,952	37

Gross margin	$1,315	$756	74	$2,471	$1,317	88
(gross margin %)	38%	30%		36%	27%

Selling, general and administrative expenses	$465	$401	16	$865	$796	9
(as a % of net sales)	13%	16%		13%	16%

Research, development and engineering expenses	$242	$430	(44)	$464	$691	(33)
(as a % of net sales)	7%	17%		7%	14%

Translated earnings contract gain, net	$3	$37	(92)	$275	$105	162
(as a % of net sales)	0%	1%		4%	2%

Income (loss) before income taxes	$516	$(49)	*	$1,341	$(157)	*
(as a % of net sales)	15%	(2%)		20%	(3%)

Provision for income taxes	$(67)	$(22)	205	$(293)	$(10)	*
(as a % of net sales)	(2%)	(1%)		(4%)	(0%)

Net income (loss) attributable to Corning Incorporated	$449	$(71)	*	$1,048	$(167)	*
(as a % of net sales)	13%	(3%)		15%	(3%)

* Not meaningful

© 2021 Corning Incorporated. All Rights Reserved.

Segment Net Sales

The following table presents segment net sales by reportable segment and All Other (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Display Technologies	$939	$753	25%	$1,802	$1,504	20%
Optical Communications	1,075	887	21%	2,012	1,678	20%
Specialty Materials	483	417	16%	934	769	21%
Environmental Technologies	407	226	80%	848	546	55%
Life Sciences	312	243	28%	612	501	22%
All Other (1)	288	62	365%	559	119	370%
Net sales of reportable segments and All Other	3,504	2,588	35%	6,767	5,117	32%
Impact of foreign currency movements (2)	(3)	(27)	89%	24	(60)	*
Cumulative adjustment related to customer contract (3)					(105)	*
Consolidated net sales	$3,501	$2,561	37%	$6,791	$4,952	37%

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.
(2)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(3)

Amount represents the negative impact of a cumulative adjustment recorded during the first quarter of 2020 to reduce revenue by $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

* Not meaningful

In the second quarter, net sales of reportable segments were $3,504 million, compared to $2,588 million during the same period in 2020, a net increase of $916 million, or 35%.  Changes in net sales were as follows:

●	Display Technologies’ net sales increased by $186 million or 25%, largely due to volume growth of more than 20 percent and substantially flat pricing;
●	Optical Communications’ net sales increased by $188 million, or 21%, as sales volumes increased $96 million and $92 million for carrier products and enterprise products, respectively, primarily driven by 5G, fiber-to-the-home projects and cloud computing;
●	Specialty Materials’ net sales increased by $66 million, or 16%, primarily driven by strong demand for premium cover materials, strength in the IT market, and greater optical content in semiconductor manufacturing;
●	Net sales for Environmental Technologies increased $181 million, or 80%, primarily driven by improving markets and increased Corning content, along with strong demand for diesel products in China and North America;
●	Net sales for Life Sciences increased by $69 million, or 28%, primarily driven by the ongoing recovery in academic and pharmaceutical research labs and continued strong demand for bioproduction products and diagnostic-related consumables; and
●	Net sales for “All Other” increased by $226 million, mainly driven by the consolidation of HSG sales.

© 2021 Corning Incorporated. All Rights Reserved.

In the six months ended June 30, 2021, net sales of reportable segments were $6,767 million, compared to $5,117 million during the same period in 2020, a net increase of $1,650 million, or 32%.  Changes in net sales were as follows:

●	Display Technologies’ net sales increased by $298 million or 20%, largely due to volume growth of approximately 20 percent, partially offset by a very slight price declines;
●	Optical Communications’ net sales increased by $334 million, or 20%, as sales volumes increased $193 million and $141 million for carrier products and enterprise products, respectively, primarily driven by 5G, fiber-to-the-home projects, and cloud computing;
●	Specialty Materials’ net sales increased by $165 million, or 21%, primarily driven by strong demand for premium cover materials, strength in the IT market, and greater optical content in semiconductor manufacturing;
●	Net sales for Environmental Technologies increased $302 million, or 55%, primarily driven by improving markets and increased Corning content, along with strong demand for diesel products in China and North America;
●	Net sales for Life Sciences increased by $111 million, or 22%, primarily driven by the ongoing recovery in academic and pharmaceutical research labs and continued strong demand for bioproduction products and diagnostic-related consumables; and
●	Net sales for “All Other” increased by $440 million, mainly driven by the consolidation of HSG sales.

Movements in foreign exchange rates positively impacted Corning’s consolidated net sales by $18 million and $77 million, respectively, in the three and six months ended June 30, 2021, when compared to the same periods in 2020.

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

Gross Margin

In the three and six months ended June 30, 2021, gross margin increased by $559 million, or 74% and $1,154 million, or 88%, respectively. Gross margin as a percentage of sales increased by 8 percentage points and 9 percentage points, respectively. The increase in gross margin was primarily driven by higher sales and cost control measures, as well as lower charges for restructuring and capacity realignment of $104 million and $265 million, respectively, partially offset by elevated freight and certain raw material costs.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not have a material impact on Corning’s consolidated gross margin in the three and six months ended June 30, 2021, when compared to the same periods in 2020.

Selling, General and Administrative Expenses

In the three and six months ended June 30, 2021, selling, general and administrative expenses increased by $64 million, or 16%, and $69 million, or 9%, respectively, and declined by 3 percentage points as a percentage of sales, when compared to the prior periods.  Increases in these costs were primarily driven by compensation and benefit expenses and the consolidation of HSG, partially offset by lower restructuring and other charges and credits of $18 million and $66 million, respectively, when compared to the same periods in 2020.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities, rent for administrative facilities and restructuring, impairment and other charges and credits.

© 2021 Corning Incorporated. All Rights Reserved.

Research, Development and Engineering Expenses

In the three and six months ended June 30, 2021, research, development and engineering expenses decreased by $188 million, or 44%, and $227 million, or 33%, respectively, when compared to the same periods last year.  The primary driver was lower restructuring, impairment, and other charges and credits of $208 million and $221 million, respectively.  As a percentage of sales, these expenses were 10 and 7 percentage points lower, respectively, for the three and six months ended June 30, 2021, when compared to the same periods last year.

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

	Three months ended		Three months ended		Change
	June 30, 2021		June 30, 2020		2021 vs. 2020
	Income		Loss		Income
	before	Net	before	Net	before	Net
(in millions)	taxes	income	taxes	loss	taxes	income
Hedges related to translated earnings:
Realized gain (loss), net (1)	$11	$8	$(5)	$(4)	$16	$12
Unrealized (loss) gain, net (2)	(8)	(6)	42	33	(50)	(39)
Total translated earnings contract gain, net	$3	$2	$37	$29	$(34)	$(27)

	Six months ended		Six months ended		Change
	June 30, 2021		June 30, 2020		2021 vs. 2020
	Income		Loss		Income
	before	Net	before	Net	before	Net
(in millions)	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized loss, net (1)	$(1)	$(1)	$(2)	$(1)	$1
Unrealized gain, net (2)	276	212	107	83	169	$129
Total translated earnings contract gain, net	$275	$211	$105	$82	$170	$129

(1)

Includes before tax realized losses related to the expiration of option contracts for the three and six months ended June 30, 2021 and 2020 of $5 million and $14 million, respectively, and $6 million and $10 million, respectively. Activity reflected in operating activities in the consolidated statements of cash flows.

(2)	The impact to income was primarily driven by yen-denominated hedges of translated earnings.

Income (Loss) Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, did not materially impact Corning’s consolidated income (loss) before income taxes in the three and six months ended June 30, 2021, when compared to the same periods in 2020.

Provision for Income Taxes

The provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Provision for income taxes	$(67)	$(22)	$(293)	$(10)
Effective tax rate	13.0%	(44.9%)	21.8%	(6.4%)

© 2021 Corning Incorporated. All Rights Reserved.

For the three months ended June 30, 2021, the effective income tax rate differed from the U.S. statutory rate of 21%, primarily due to excess tax benefits related to share-based compensation payments, foreign-rate differential and tax reform items.  For the six months ended June 30, 2021, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to our permanently reinvested foreign income position, excess tax benefit related to share-based compensation payments, foreign rate differential, and tax reform items.

For the three and six months ended June 30, 2020, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to an adjustment to our permanently reinvested foreign income position, foreign valuation allowances on deferred tax assets, and certain non-deductible expenses for tax purposes.

Refer to Note 5 (Income Taxes) to the consolidated financial statements for additional information.

Net Income (Loss) Attributable to Corning Incorporated

Net income (loss) and per share data is as follows (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Corning Incorporated	$449	$(71)	$1,048	$(167)
Less: Series A convertible preferred stock dividend		(25)	(24)	(49)
Less: Excess consideration paid for redemption of preferred shares (1)	(803)		(803)
Net (loss) income available to common stockholders used in basic (loss) earnings per common share calculation (1)	$(354)	$(96)	$221	$(216)

Net (loss) income available to common stockholders used in diluted (loss) earnings per common share calculation (1)	$(354)	$(96)	$221	$(216)

Basic (loss) earnings per common share	$(0.42)	$(0.13)	$0.27	$(0.28)
Diluted (loss) earnings per common share	$(0.42)	$(0.13)	$0.27	$(0.28)

Weighted-average common shares outstanding - basic	844	759	805	760
Weighted-average common shares outstanding - diluted	844	759	822	760

(1)	Refer to Note 6 ((Loss) Earnings per Common Share) to the consolidated financial statements for additional information.

Comprehensive Income (Loss)

For the three months ended June 30, 2021, comprehensive income increased by $495 million when compared to the same period in 2020, primarily due to an increase in net income of $520 million.  The increase in comprehensive income was partially offset by the net loss on foreign currency translation adjustments of $18 million, largely driven by a translation loss of $53 million on the South Korean won and partially offset by a translation gain of $30 million on the Chinese yuan.

For the six months ended June 30, 2021, comprehensive income increased by $1,164 million when compared to the same period in 2020, primarily due to an increase in net income and net unrealized gains on designated hedges of $1,215 million and $54 million, respectively.  The increase in comprehensive income was partially offset by the net loss on foreign currency translation adjustments of $116 million, largely driven by the translation loss of $181 million on the Japanese yen and partially offset by a translation gain of $49 million on the Chinese yuan.

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

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Core net sales	$3,504	$2,588	35%	$6,767	$5,117	32%
Core equity in earnings of affiliated companies	$8	$55	(85)%	$16	$69	(77)%
Core net income	$459	$218	111%	$861	$395	118%

© 2021 Corning Incorporated. All Rights Reserved.

Core Net Sales

Core net sales are consistent with net sales by reportable segment. Net sales by reportable segment are presented below (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Display Technologies	$939	$753	25%	$1,802	$1,504	20%
Optical Communications	1,075	887	21%	2,012	1,678	20%
Specialty Materials	483	417	16%	934	769	21%
Environmental Technologies	407	226	80%	848	546	55%
Life Sciences	312	243	28%	612	501	22%
All Other (1)	288	62	365%	559	119	370%
Net sales of reportable segments and All Other	$3,504	$2,588	35%	$6,767	$5,117	32%

(1)	The Company obtained a controlling interest in HSG during the third quarter of 2020 and has consolidated results in “All Other” as of September 9, 2020.

Core Net Income

In the three months ended June 30, 2021, we generated core net income of $459 million, or $0.53 per diluted share, compared to core net income generated in the three months ended June 30, 2020 of $218 million, or $0.25 per diluted share.  The increase of $241 million, or $0.28 per diluted share, was primarily due to higher segment net income when compared to the same period in 2020. Net income increases by reportable segment are as follows:

●	Display Technologies’ net income increased by $96 million, primarily driven by increased volume;
●	Optical Communications’ net income increased by $67 million, largely driven by volume and cost control measures; and
●	Environmental Technologies’, Life Sciences’ and “All Other” net income increased by $81 million, $21 million, and $51 million, respectively.

The change in diluted earnings per share was primarily driven by changes in net income, outlined above, and the Company's repurchase and retirement of 35 million Common Shares.  Refer to Note 6 ((Loss) Earnings per Common Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

In the six months ended June 30, 2021, we generated core net income of $861 million, or $0.97 per diluted share, compared to core net income generated in the six months ended June 30, 2020 of $395 million, or $0.45 per diluted share.  The increase of $466 million, and $0.52 per diluted share, was primarily due to higher earnings across all operating segments when compared to the same period in 2020. Net income increases by reportable segments are as follows:

●	Display Technologies’ net income increased by $157 million, primarily driven by increased volume;
●	Optical Communications’ net income increased by $149 million, largely driven by volume and cost control measures;
●	Specialty Materials' net income increased by $31 million largely driven by increased demand and volume;
●	Environmental Technologies’ net income increased by $120 million; and
●	Life Sciences' and "All Other" net income increased by $31 million and $96 million, respectively.

© 2021 Corning Incorporated. All Rights Reserved.

The change in diluted earnings per share was primarily driven by changes in net income, outlined above, and the Company's repurchase and retirement of 35 million Common Shares.  Refer to Note 6 ((Loss) Earnings per Common Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

Net periodic pension expense of less than $1 million and $1 million, respectively, and $13 million and $25 million, respectively, is included in core net income for the three and six months ended June 30, 2021 and June 30, 2020.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Core net income attributable to Corning Incorporated	$459	$218	$861	$395
Less: Series A convertible preferred stock dividend		25	24	49
Core net income available to common stockholders - basic	459	193	837	346
Plus: Series A convertible preferred stock dividend		25	24	49
Core net income available to common stockholders - diluted	$459	$218	$861	$395

Weighted-average common shares outstanding - basic	844	759	805	760
Effect of dilutive securities:
Stock options and other dilutive securities	16	6	17	6
Series A convertible preferred stock	9	115	62	115
Weighted-average common shares outstanding - diluted	869	880	884	881
Core basic earnings per common share	$0.54	$0.25	$1.04	$0.46
Core diluted earnings per common share	$0.53	$0.25	$0.97	$0.45

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

© 2021 Corning Incorporated. All Rights Reserved.

The following tables reconcile the non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three months ended June 30, 2021
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$3,501	$7	$516	$449	13.0%	$(0.42)
Preferred stock redemption (b)						0.94
Subtotal	3,501	7	516	449	13.0%	0.52

Constant-currency adjustment (1)	3	1	20	1		0.00
Translation gain on Japanese yen-denominated debt (2)			(5)	(4)		(0.00)
Translated earnings contract gain (3)			(3)	(3)		(0.00)
Acquisition-related costs (4)			38	30		0.04
Discrete tax items and other tax-related adjustments (5)				(31)		(0.04)
Pension mark-to-market adjustment (6)			19	15		0.02
Restructuring, impairment and other charges and credits (7)			2	2		0.00
Preferred stock conversion (8)			21	21		0.02
Loss on investments (9)			4	3		0.00
Gain on sale of business (10)			(40)	(32)		(0.04)
Bond redemption loss (11)			11	8		0.01
Core performance measures	$3,504	$8	$583	$459	21.3%	$0.53

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	Pursuant to the SRA, the Preferred Stock was converted into 115 million Common Shares. Corning immediately repurchased 35 million of the converted Common Shares and excluded them from the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share. The redemption of these Common Shares resulted in an $803 million reduction of retained earnings which reduced the net income available to common shareholders and resulted in negative earnings per share in the second quarter of 2021.

	Three months ended June 30, 2020
			(Loss)
			income
			before		Effective
	Net	Equity	income	Net (loss)	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$2,561	$79	$(49)	$(71)	(44.9%)	$(0.13)
Constant-currency adjustment (1)	27		6	3		0.00
Translation gain on Japanese yen-denominated debt (2)			(3)	(3)		(0.00)
Translated earnings contract gain (3)			(35)	(27)		(0.04)
Acquisition-related costs (4)			29	21		0.03
Discrete tax items and other tax-related adjustments (5)				40		0.05
Pension mark-to-market adjustment (6)			(2)	(1)		(0.00)
Restructuring, impairment and other charges and credits (7)			337	254		0.33
Litigation, regulatory and other legal matters (12)			25	20		0.03
Equity in earnings of affiliated companies (13)		(24)	(24)	(18)		(0.02)
Core performance measures	$2,588	$55	$284	$218	23.2%	$0.25

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

See Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to report core performance measures” for the descriptions of the footnoted reconciling items.

© 2021 Corning Incorporated. All Rights Reserved.

	Six months ended June 30, 2021
			Income
			before		Effective
	Net	Equity	income	Net	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported – GAAP	$6,791	$15	$1,341	$1,048	21.8%	$0.27
Preferred stock redemption (b)						0.92
Subtotal	6,791	15	1,341	1,048	21.8%	1.19

Constant-currency adjustment (1)	(24)	1	14	6		0.01
Translation gain on Japanese yen-denominated debt (2)			(123)	(94)		(0.11)
Translated earnings contract gain (3)			(275)	(212)		(0.26)
Acquisition-related costs (4)			85	65		0.08
Discrete tax items and other tax-related adjustments (5)				6		0.01
Pension mark-to-market adjustment (6)			24	19		0.02
Restructuring, impairment and other charges and credits (7)			2	2		0.00
Preferred stock conversion (8)			21	21		0.03
Loss on investments (9)			39	30		0.04
Gain on sale of business (10)			(54)	(46)		(0.06)
Bond redemption loss (11)			11	8		0.01
Litigation, regulatory and other legal matters (12)			8	8		0.01
Core performance measures	$6,767	$16	$1,093	$861	21.2%	$0.97

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	Pursuant to the SRA, the Preferred Stock was converted into 115 million Common Shares. Corning immediately repurchased 35 million of the converted Common Shares and excluded them from the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share. The redemption of these Common Shares resulted in an $803 million reduction of retained earnings which reduced the net income available to common shareholders and resulted in negative earnings per share in the second quarter of 2021.

	Six months ended June 30, 2020
			(Loss)
			income
			before		Effective
	Net	Equity	income	Net (loss)	tax	Per
	sales	earnings	taxes	income	rate (a)	share
As reported - GAAP	$4,952	$93	$(157)	$(167)	(6.4%)	$(0.28)
Constant-currency adjustment (1)	60		25	(19)		(0.03)
Translation loss on Japanese yen-denominated debt (2)			11	8		0.01
Translated earnings contract gain (3)			(93)	(72)		(0.09)
Acquisition-related costs (4)			57	42		0.06
Discrete tax items and other tax-related adjustments (5)				77		0.10
Pension mark-to-market adjustment (6)			(2)	(1)		(0.00)
Restructuring, impairment and other charges and credits (7)			562	420		0.55
Litigation, regulatory and other legal matters (12)			25	20		0.03
Equity in earnings of affiliated companies (13)		(24)	(24)	(18)		(0.02)
Cumulative adjustment related to customer contract (14)	105		105	105		0.14
Core performance measures	$5,117	$69	$509	$395	22.4%	$0.45

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.

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

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments, external acquisition-related deal costs, and other transaction related costs.
(5)	Discrete tax items and other tax-related adjustments: These include discrete period tax items such as changes of tax reserves and changes in our permanently reinvested foreign income position.
(6)	Pension mark-to-market adjustment: Defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(7)	Restructuring, impairment and other charges and credits: This amount includes restructuring, impairment losses and other charges and credits, as well as other expenses, primarily accelerated depreciation and asset write-offs, which are not related to continuing operations and are not classified as restructuring expense.
(8)	Preferred stock conversion: This amount includes the put option from the Share Repurchase Agreement with Samsung Display Co., Ltd.
(9)	Loss on investments: Amount represents the loss recognized due to mark-to-mark adjustments capturing the change in fair value based on the closing stock market price.
(10)	Gain on sale of business: Amount represents the gain recognized for the sale of certain businesses.
(11)	Bond redemption loss: During the second quarter of 2021, Corning redeemed $375 million of 2.9% debentures due in 2022, paying a premium of $10 million, resulting in a redemption loss of $11 million.
(12)

Litigation, regulatory and other legal matters: Includes amounts that reflect developments in commercial litigation, intellectual property disputes, adjustments to the estimated liability for environmental-related items and other legal matters.

(13)	Equity in earnings of affiliated companies: These adjustments relate to costs not related to continuing operations of our affiliated companies, such as restructuring, impairment losses, inventory adjustments, other charges and credits and settlements under "take-or-pay" contracts.
(14)

Cumulative adjustment related to customer contract: The negative impact of a cumulative adjustment recorded during the first quarter of 2020 to reduce revenue by $105 million. The adjustment was associated with a previously recorded commercial benefit asset, reflected as a prepayment, to a customer with a long-term supply agreement that substantially exited its production of LCD panels.

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

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Segment net sales	$939	$753	25%	$1,802	$1,504	20%
Segment net income	$248	$152	63%	$461	$304	52%

Net sales in the Display Technologies segment increased by $186 million and $298 million in the three and six months ended June 30, 2021, respectively.  Net sales increases in the three months and six months ended June 30, 2021 were largely due to volume growth of approximately 20 percent and substantially flat pricing.

Net income in the Display Technologies segment increased by $96 million and $157 million in the three and six months ended June 30, 2021, respectively, primarily driven by the increases in sales outlined above.

© 2021 Corning Incorporated. All Rights Reserved.

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Segment net sales	$1,075	$887	21%	$2,012	$1,678	20%
Segment net income	$148	$81	83%	$259	$110	135%

Optical Communications' net sales increased $188 million and $334 million, respectively, in the three and six months ended June 30, 2021. Net sales of carrier products increased by $96 million and $193 million, respectively, and enterprise products were $92 million and $141 million higher, respectively, primarily driven by 5G, fiber-to-the-home projects, and cloud computing.

Net income increased by $67 million and $149 million for the three and six months ended June 30, 2021, respectively, primarily driven by the changes in sales, outlined above, and cost control measures.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Segment net sales	$483	$417	16%	$934	$769	21%
Segment net income	$81	$90	(10%)	$172	$141	22%

Net sales in the Specialty Materials segment increased by $66 million and $165 million for the three and six months ended June 30, 2021.  Strong demand for premium cover materials, strength in the IT market and greater optical content in semiconductor manufacturing drove the increase.

Net income decreased by $9 million for the three months ended June 30, 2021, primarily driven by increased investments in new innovation programs that are moving towards commercialization.  Net income increased by $31 million for the six months ended June 30, 2021, primarily driven by increases in sales outlined above.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Segment net sales	$407	$226	80%	$848	$546	55%
Segment net income	$81	$—	*	$155	$35	343%

* Not meaningful

Net sales in the Environmental Technologies segment increased by $181 million and $302 million, respectively, for the three and six months ended June 30, 2021.  Sales of diesel products grew 101% and 67%, respectively, driven by customers continuing to adopt more advanced aftertreatment in China and continued strength in the North American heavy-duty truck market. Automotive sales were up 68% and 48%, respectively, as the global auto market improved and gas particulate filter adoption continued in Europe and China.

Net income increased by $81 million and $120 million for the three and six months ended June 30, 2021, respectively, primarily driven by increases in sales outlined above.

© 2021 Corning Incorporated. All Rights Reserved.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Segment net sales	$312	$243	28%	$612	$501	22%
Segment net income	$52	$31	68%	$100	$69	45%

Net sales in the Life Sciences segment increased by $69 million and $111 million for the three and six months ended June 30, 2021, respectively, primarily driven by the ongoing recovery in academic and pharmaceutical research labs and continued strong demand for bioproduction products and diagnostic-related consumables.

Net income increased by $21 million and $31 million for the three and six months ended June 30, 2021, respectively, primarily driven by the higher sales volume outlined above.

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

The following table provides net sales and net loss for All Other (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Segment net sales	$288	$62	365%	$559	$119	370%
Segment net loss	$(15)	$(66)	77%	$(39)	$(135)	71%

Net sales of this segment increased by $226 million and $440 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, driven mainly by the consolidation of HSG.  Net loss decreased by $51 million and $96 million driven by the consolidation of HSG and improved profitability in our emerging businesses.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

2021

In the second quarter of 2021, Corning redeemed $375 million of 2.9% debentures due in 2022, paying a premium of $10 million by exercising our make-whole call.  The bond redemption resulted in an $11 million loss during the same quarter.

In July 2021, Corning redeemed $250 million of 3.7% debentures due in 2023, paying a premium of $19 million by exercising our make-whole call.  The bond redemption resulted in a $20 million loss during the third quarter.

© 2021 Corning Incorporated. All Rights Reserved.

2020

During the second quarter of 2020, Corning established an incremental liquidity facility for 25 billion Japanese yen, equivalent to $232 million USD, with a maturity of three years.  As of June 30, 2021, the facility had not been drawn upon.

In the first quarter of 2020, Corning established two unsecured variable rate loan facilities for 1,050 million Chinese yuan, equivalent to $150 million USD, and 749 million Chinese yuan, equivalent to $105 million USD, each with a maturity of five years.  The funds drawn on the loan facilities as of June 30, 2021 totaled 1,466 million Chinese yuan, equivalent to $209 million USD. These Chinese yuan-denominated proceeds will not be converted into U.S. dollars and will be used for capital projects. Payments of principal and interest on the Notes will be in Chinese yuan, or should yuan be unavailable due to circumstances beyond Corning’s control, a USD equivalent. These loans are the sole obligations of the subsidiary borrowers and are not guaranteed by any other Corning entity.

Share Repurchase Program

On April 26, 2018, Corning’s Board of Directors approved the 2018 Repurchase Program. On July 17, 2019, Corning’s Board of Directors authorized the 2019 Repurchase Program.

On April 5, 2021, Corning and SDC executed an SRA. Pursuant to the SRA, the Preferred Stock was fully converted on the Initial Closing Date into 115 million shares of Common Shares.  Immediately following the conversion, Corning repurchased and retired 35 million of the Common Shares held by SDC under the 2018 and 2019 Repurchase Programs for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid on the Initial Closing Date.  Subsequent payments of approximately $507 million will be paid on each of the first and second anniversaries of the Initial Closing Date.

There were no repurchases of common stock on the open market for the three months ended March 31, 2021.  For the three and six months ended June 30, 2021, the Company repurchased 39 thousand shares of common stock on the open market for approximately $1.5 million, as part of its 2019 Repurchase Program.

The Company suspended share buybacks during the first quarter of 2020 and made no share repurchases for the three months ended June 30, 2020. In the six months ended June 30, 2020, the Company repurchased 4.1 million shares of common stock on the open market for approximately $105 million, as part of its 2018 Repurchase Program.

Refer to Note 6 ((Loss) Earnings per Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

Capital Spending

Capital spending totaled $613 million for the six months ended June 30, 2021.

Cash Flow

Summary of cash flow data (in millions):

	Six months ended
	June 30,
	2021	2020
Net cash provided by operating activities	$1,494	$798
Net cash used in investing activities	$(415)	$(784)
Net cash used in financing activities	$(1,389)	$(272)

Net cash provided by operating activities increased by $696 million in the six months ended June 30, 2021, when compared to the same period in the prior year.  The change was primarily driven by higher net income, net favorable movements in working capital of $107 million and lower severance payments of $77 million.

Net cash used in investing activities decreased by $369 million in the six months ended June 30, 2021, when compared to the same period last year. The decrease was primarily driven by a reduction in capital expenditures of $220 million and higher proceeds from the sales of businesses and investments in unconsolidated entities of $102 million and $90 million, respectively.

© 2021 Corning Incorporated. All Rights Reserved.

Net cash used in financing activities increased by $1,117 million in the six months ended June 30, 2021, when compared to the same period last year.  The increase was primarily driven by the payment for conversion of the Preferred Stock of $507 million, higher repayments of short-term borrowings and the current portion of long-term debt of $460 million, and lower proceeds of long-term debt of $209 million. The increase was partially offset by lower repurchases of common stock of $104 million.

Defined Benefit Pension Plans

Corning has defined benefit pension plans covering certain domestic and international employees. The Company’s funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets.  During 2021, the Company expects to make cash contributions of $31 million to our international pension plans.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	June 30,	December 31,
	2021	2020
Working capital	$3,024	$4,237
Current ratio	1.7:1	2.1:1
Trade accounts receivable, net of doubtful accounts	$2,057	$2,133
Days sales outstanding	53	57
Inventories, net	$2,387	$2,438
Inventory turns	3.5	3.2
Days payable outstanding (1)	46	44
Long-term debt	$7,025	$7,816
Total debt	$7,378	$7,972
Total debt to total capital	38%	37%

(1)	Includes trade payables only.

Management Assessment of Liquidity

Corning is committed to strong financial stewardship and expects to maintain a strong cash balance and generate positive free cash flow for the year.

We ended the second quarter of 2021 with approximately $2.3 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted.  We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed.  At June 30, 2021, approximately 61% of the consolidated amount was held outside of the United States.

Corning has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes. As of June 30, 2021, Corning had no outstanding commercial paper.

The Company’s $1.5 billion Revolving Credit Agreement is available to support its commercial paper program, if needed, and for general corporate purposes.

Other

Comprehensive reviews of significant customers and their creditworthiness are completed by analyzing their financial strength at least annually, or more frequently for customers where we have identified an increased measure of risk.  We closely monitor payments and developments which may signal possible customer credit issues.  During the three months ended June 30, 2021, we sold accounts receivable, accelerating collections for the period of $192 million. Sales of accounts receivable during the first quarter of 2021 were $133 million, which we believe would have been collected during the normal course of business during the second quarter of 2021.  We currently have not identified any potential material impact on our liquidity resulting from customer credit issues.

© 2021 Corning Incorporated. All Rights Reserved.

We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments and dividend payments

The Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. At June 30, 2021, the leverage using this measure was approximately 38%. As of June 30, 2021, we were in compliance and no amounts were outstanding under the Company’s Revolving Credit Agreement.

The Company’s debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of the debt instruments contain a cross default provision, whereby an uncured default of a specified amount on one debt obligation of the Company, would be considered a default under the terms of another debt instrument. As of June 30, 2021, we were in compliance with all such provisions.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in the 2020 Form 10-K under the caption “Contractual Obligations”.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in the 2020 Form 10-K and remain unchanged through the first six months of 2021. For certain items, additional details are provided below.

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

At June 30, 2021 and December 31, 2020, the carrying value of precious metals was $3.3 billion and $3.4 billion, respectively, and significantly lower than the fair market value.  Most of these precious metals are utilized by the Display Technologies and Specialty Materials segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments.  Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in these segments.

© 2021 Corning Incorporated. All Rights Reserved.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 active hazardous waste sites.  Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by the Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is Corning’s policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  At June 30, 2021 and December 31, 2020, Corning had accrued approximately $60 million and $68 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business, and key performance indicators that impact the Company, actual results could differ materially. The Company does not undertake to update forward-looking statements. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

-	the duration and severity of the COVID-19 pandemic, and its impact across our businesses on demand, operations and our global supply chains;
-	the effects of acquisitions, dispositions and other similar transactions;
-	global business, financial, economic and political conditions;
-	tariffs and import duties;
-	currency fluctuations between the U.S. dollar and other currencies, primarily the Japanese yen, new Taiwan dollar, euro, Chinese yuan and South Korean won;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components and materials;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	possible disruption in commercial activities due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, or major health concerns;
-	loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;
-	unanticipated disruption to our supply chain, equipment, facilities, IT systems or operations;
-	effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	rate of technology change;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	adverse litigation;
-	product and components performance issues;
-	retention of key personnel;
-	customer ability to maintain profitable operations and obtain financing to fund ongoing operations and manufacturing expansions and pay receivables when due;
-	loss of significant customers;
-	changes in tax laws and regulations;
-	the impacts of audits by taxing authorities;
-	the potential impact of legislation, government regulations, and other government action and investigations; and
-	other risks detailed in Corning’s SEC filings.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of internal controls over financial reporting was performed to determine whether any changes have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting. The chief executive officer and chief financial officer concluded that there was no change in Corning’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

© 2021 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. See the 2020 Form 10-K, Part I, Item 3. For additional information and updates to estimated liabilities as of June 30, 2021, see Part I, Item 1, Financial Statements, Note 11 (Commitments and Contingencies) of the notes to the consolidated financial statements included under Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

© 2021 Corning Incorporated. All Rights Reserved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about purchases of common stock during the second quarter of 2021:

Issuer Purchases of Equity Securities

			Number of
			shares purchased as	Approximate dollar
	Total number	Average	part of publicly	value of shares that
	of shares	price paid	announced	may yet be purchased
Period	purchased (1)	per share (2)	programs	under the programs
April 1 - 30, 2021
Shares surrendered for tax withholdings	316,989	$45.84
Shares repurchased (3)	35,000,000	43.49	35,000,000
May 1 - 31, 2021	809,765	44.19
June 1 - 30, 2021	40,529	38.82	38,761
Total	36,167,283	$43.52	35,038,761	$3,794,707,647

(1)

This column reflects the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations during the second quarter of 2021: (i) 1,007,902 shares of common stock related to the vesting of employee restricted stock units; (ii) 73,126 shares of common stock  related to the vesting of restricted stock issued to employees; (iii) 45,315 shares of common stock related to the vesting of employee performance-based restricted stock units; (iv) 2,179 shares of common stock related to the exercise of employee stock options and payment of the exercise price, (v) the purchase of 38,761 shares of common stock in open market repurchases under the 2019 Repurchase Program, and (vi) the purchase of 35 million shares of common stock under the 2018 and 2019 Repurchase Programs.

(2)	Represents the stock price at the time of surrender.
(3)

Pursuant to the SRA, the Preferred Stock was fully converted into 115 million shares of Common Shares on the Initial Closing Date.  Corning immediately repurchased and retired 35 million Common Shares for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid on the Initial Closing Date.  Subsequent payments of approximately $507 million will be paid on each of the first and second anniversaries of the Initial Closing Date. Refer to Note 6 ((Loss) Earnings per Share) and Note 14 (Shareholders' Equity) to the consolidated financial statements for additional information.

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

Corning Incorporated
(Registrant)

July 27, 2021	/s/ Edward A. Schlesinger
Date	Edward A. Schlesinger
Senior Vice President and Corporate Controller

© 2021 Corning Incorporated. All Rights Reserved.