Form 10-Q
period 2022-06-30
CORNING INC /NY
filed 2022-07-29
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number: 1-3247

CORNING INCORPORATED

(Exact name of registrant as specified in its charter)

New York	16-0393470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverfront Plaza, Corning, New York	14831
(Address of principal executive offices)	(Zip Code)

607-974-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	GLW	New York Stock Exchange (NYSE)

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 20, 2022
Corning’s Common Stock, $0.50 par value per share	845,318,144 shares

© 2022 Corning Incorporated. All Rights Reserved.

INDEX

© 2022 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$3,615	$3,501	$7,295	$6,791
Cost of sales	2,369	2,186	4,766	4,320

Gross margin	1,246	1,315	2,529	2,471

Operating expenses:
Selling, general and administrative expenses	486	465	920	865
Research, development and engineering expenses	240	242	488	464
Amortization of purchased intangibles	30	33	61	65

Operating income	490	575	1,060	1,077

Interest income	3	2	6	5
Interest expense	(72)	(78)	(143)	(155)
Translated earnings contract gain, net (Note 10)	196	3	325	275
Other income, net	133	19	285	146

Income before income taxes	750	521	1,533	1,348
Provision for income taxes (Note 3)	(166)	(67)	(346)	(293)

Net income	584	454	1,187	1,055

Net income attributable to non-controlling interests	(21)	(5)	(43)	(7)

Net income attributable to Corning Incorporated	$563	$449	$1,144	$1,048

Earnings (loss) per common share available to common shareholders:
Basic (Note 4)	$0.67	$(0.42)	$1.36	$0.27
Diluted (Note 4)	$0.66	$(0.42)	$1.33	$0.27

Reconciliation of net income attributable to Corning Incorporated versus net income (loss) available to common shareholders:

Net income attributable to Corning Incorporated	$563	$449	$1,144	$1,048

Series A convertible preferred stock dividend				(24)
Excess consideration paid for redemption of preferred shares (1)		(803)		(803)

Net income (loss) available to common shareholders	$563	$(354)	$1,144	$221

(1)	Refer to Note 4 (Earnings (Loss) per Common Share) and Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

© 2022 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$584	$454	$1,187	$1,055

Foreign currency translation adjustments and other	(650)	40	(850)	(323)
Unamortized losses and prior service costs for postretirement benefit plans	(51)	(1)	(52)	(1)
Net unrealized (losses) gains on designated hedges	(31)	1	(17)	12
Other comprehensive (loss) income, net of tax	(732)	40	(919)	(312)

Comprehensive (loss) income	(148)	494	268	743

Comprehensive income attributable to non-controlling interests	(21)	(5)	(43)	(7)

Comprehensive (loss) income attributable to Corning Incorporated	$(169)	$489	$225	$736

The accompanying notes are an integral part of these consolidated financial statements.

© 2022 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share and per share amounts)

	June 30,	December 31,
	2022	2021

Assets

Current assets:
Cash and cash equivalents	$1,629	$2,148
Trade accounts receivable, net of doubtful accounts - $38 and $42	1,786	2,004
Inventories, net (Note 5)	2,835	2,481
Other current assets	1,633	1,026
Total current assets	7,883	7,659

Property, plant and equipment, net of accumulated depreciation - $13,499 and $13,969	15,350	15,804
Goodwill, net	2,389	2,421
Other intangible assets, net	1,088	1,148
Deferred income taxes (Note 3)	982	1,066
Other assets	2,026	2,056

Total Assets	$29,718	$30,154

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 7)	$121	$55
Accounts payable	1,934	1,612
Other accrued liabilities (Note 6 and Note 9)	3,475	3,139
Total current liabilities	5,530	4,806

Long-term debt (Note 7)	6,677	6,989
Postretirement benefits other than pensions (Note 8)	588	622
Other liabilities (Note 6 and Note 9)	4,941	5,192
Total liabilities	17,736	17,609

Commitments and contingencies (Note 9)
Shareholders’ equity (Note 12):
Preferred stock – Par value $100 per share; Shares authorized 10 million; Shares issued: 0
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	910	907
Additional paid-in capital – common stock	16,590	16,475
Retained earnings	16,837	16,389
Treasury stock, at cost; Shares held: 976 million and 970 million	(20,509)	(20,263)
Accumulated other comprehensive loss	(2,094)	(1,175)
Total Corning Incorporated shareholders’ equity	11,734	12,333
Non-controlling interests	248	212
Total equity	11,982	12,545

Total Liabilities and Equity	$29,718	$30,154

The accompanying notes are an integral part of these consolidated financial statements.

© 2022 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six months ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,187	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	687	666
Amortization of purchased intangibles	61	65
Gain on sale of business	(53)	(54)
Share-based compensation expense	93	78
Translation gain on Japanese yen-denominated debt	(237)	(123)
Deferred tax provision	72	56
Translated earnings contract gain	(325)	(275)
Unrealized translation losses on transactions	77	51
Changes in assets and liabilities:
Trade accounts receivable	55	(49)
Inventories	(436)	18
Other current assets	(77)	(153)
Accounts payable and other current liabilities	209	171
Customer deposits and government incentives	4	56
Deferred income	(24)	(60)
Other, net	(1)	(8)
Net cash provided by operating activities	1,292	1,494

Cash Flows from Investing Activities:
Capital expenditures	(736)	(613)
Proceeds from sale or disposal of assets		17
Proceeds from sale of business	74	102
Investment in and proceeds from unconsolidated entities, net	(6)	85
Realized gains on translated earnings contract	132	13
Other, net	(31)	(19)
Net cash used in investing activities	(567)	(415)

Cash Flows from Financing Activities:
Repayments of short-term borrowings	(11)	(460)
Proceeds from issuance of long-term debt	28
Payment for redemption of preferred stock	(507)	(507)
Payments of employee withholding tax on stock awards	(42)	(55)
Proceeds from exercise of stock options	28	82
Purchases of common stock for treasury	(201)	(1)
Dividends paid	(462)	(442)
Other, net	(11)	(6)
Net cash used in financing activities	(1,178)	(1,389)
Effect of exchange rates on cash	(66)	(42)
Net decrease in cash and cash equivalents	(519)	(352)
Cash and cash equivalents at beginning of period	2,148	2,672
Cash and cash equivalents at end of period	$1,629	$2,320

The accompanying notes are an integral part of these consolidated financial statements.

© 2022 Corning Incorporated. All Rights Reserved.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2021	$907	$16,475	$16,389	$(20,263)	$(1,175)	$12,333	$212	$12,545
Net income			581			581	22	603
Other comprehensive loss					(187)	(187)		(187)
Purchase of common stock for treasury				(151)		(151)		(151)
Shares issued to benefit plans and for option exercises	1	56				57		57
Common dividends ($0.27 per share)			(233)			(233)		(233)
Other, net (1)				(5)		(5)		(5)
Balance, March 31, 2022	$908	$16,531	$16,737	$(20,419)	$(1,362)	$12,395	$234	$12,629
Net income			563			563	21	584
Other comprehensive loss					(732)	(732)	(2)	(734)
Purchase of common stock for treasury				(53)		(53)		(53)
Shares issued to benefit plans and for option exercises	2	59				61		61
Common dividends ($0.54 per share)			(463)			(463)		(463)
Other, net (1)				(37)		(37)	(5)	(42)
Balance, June 30, 2022	$910	$16,590	$16,837	$(20,509)	$(2,094)	$11,734	$248	$11,982

	Convertible preferred stock	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interests	Total
Balance, December 31, 2020	$2,300	$863	$14,642	$16,120	$(19,928)	$(740)	$13,257	$191	$13,448
Net income				599			599	2	601
Other comprehensive loss						(352)	(352)	(1)	(353)
Shares issued to benefit plans and for option exercises		1	80				81		81
Common dividends ($0.24 per share)				(187)			(187)		(187)
Preferred dividends ($10,625 per share)				(24)			(24)		(24)
Other, net (1)				1	(6)		(5)	(3)	(8)
Balance, March 31, 2021	$2,300	$864	$14,722	$16,509	$(19,934)	$(1,092)	$13,369	$189	$13,558
Net income				449			449	5	454
Other comprehensive income						40	40	1	41
Redemption of preferred stock (2)	(700)			(803)			(1,503)		(1,503)
Conversion of preferred stock to common stock (3)	(1,600)	40	1,560				—		—
Purchase of common stock for treasury					(1)		(1)		(1)
Shares issued to benefit plans and for option exercises		3	70				73		73
Common dividends ($0.48 per share)				(416)			(416)		(416)
Other, net (1)					(51)		(51)	(13)	(64)
Balance, June 30, 2021	$—	$907	$16,352	$15,739	$(19,986)	$(1,052)	$11,960	$182	$12,142

(1)	Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.
(2)	Refer to Note 4 (Earnings (Loss) per Common Share) and Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.
(3)	Refer to Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. The non-controlling interest as recorded in the financial statements represents the amounts attributable to the minority shareholders of Hemlock and other less-than-wholly-owned consolidated subsidiaries.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no material impact on the results of operations, financial position, or changes in shareholders’ equity.

New Accounting Standards

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, effective for financial statements issued for annual periods beginning after December 15, 2021.  ASU 2021-10 requires business entities to disclose information in the notes to the financial statements about certain types of government assistance.  The annual disclosure requirements apply to transactions with a government that are accounted for by analogizing to either a grant model or a contribution model.  We plan to adopt ASU 2020-10 when we issue our annual financial statements.  We do not expect it to have a material impact on our consolidated financial statements.

Other Accounting Standards

No other accounting standards, newly issued or adopted as of June 30, 2022, had a material impact on Corning’s financial statements or disclosures.

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

Revenues by product category are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Telecommunication products	$1,313	$1,075	$2,511	$2,012

Display products	759	934	1,665	1,822

Specialty glass products	485	483	978	934

Environmental substrate and filter products	336	409	737	851

Life science products	304	312	611	613

Polycrystalline silicon and all other products	418	288	793	559
Total revenue	$3,615	$3,501	$7,295	$6,791
Impact of foreign currency movements (1)	147	3	211	(24)
Net sales of reportable segments and Hemlock and Emerging Growth Businesses	$3,762	$3,504	$7,506	$6,767

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

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

Contract liabilities include deferred revenue, other advance payments and customer deposits. Other advance payments are not significant to operations and are classified as part of other accrued liabilities in the consolidated financial statements. Customer deposits are predominately related to Display products and deferred revenue is predominately related to Hemlock Semiconductor Group (“Hemlock”).

© 2022 Corning Incorporated. All Rights Reserved.

Customer Deposits

As of June 30, 2022 and December 31, 2021, Corning had customer deposits of approximately $1.2 billion and $1.3 billion, respectively.  Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to 10 years.  As products are shipped to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.

Customer deposits used were $48 million and $131 million, respectively, and $28 million and $123 million, respectively in the three and six months ended June 30, 2022 and 2021.  As of June 30, 2022 and December 31, 2021, $1 billion and $1.1 billion, respectively, were recorded as other long-term liabilities.  The remaining $190 million and $223 million, respectively, were classified as other current liabilities.

Deferred Revenue

As of June 30, 2022 and December 31, 2021, Corning had deferred revenue of approximately $892 million and $912 million, respectively.  The deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by Hemlock from its customers under long-term supply agreements.  The deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units shipped.

As of June 30, 2022 and December 31, 2021, $780 million and $764 million, respectively, were classified as long-term liabilities and $112 million and $148 million, respectively, were classified as current liabilities.

3. Income Taxes

The provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Provision for income taxes	$(166)	$(67)	$(346)	$(293)
Effective tax rate	22.1%	12.9%	22.6%	21.7%

For the three months ended June 30, 2022, the effective income tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to differences arising from foreign earnings and changes in tax reserves, partially offset by the impact of changes in tax legislation and adjustments to share-based compensation.  For the six months ended June 30, 2022, the effective income tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and changes in tax reserves, partially offset by the impact of changes in tax legislation and adjustments to share-based compensation.

For the three months ended June 30, 2021, the effective income tax rate differed from the U.S. statutory rate of 21%, primarily due to excess tax benefits related to share-based compensation payments, foreign-rate differential and tax reform items. For the six months ended June 30, 2021, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to our permanently reinvested foreign income position, excess tax benefit related to share-based compensation payments, foreign rate differential and tax reform items.

Corning Precision Materials is currently appealing certain tax assessments and tax refund claims in South Korea for tax years 2010 through 2018. The Company was required to deposit the disputed amounts with the South Korean government as a condition of its appeal of any tax assessments. Corning believes that it is more likely than not the Company will prevail in the appeals process.  As of June 30, 2022 and December 31, 2021, non-current receivables of $342 million and $350 million, respectively, were recorded related to these appeals.

© 2022 Corning Incorporated. All Rights Reserved.

4. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to Corning Incorporated	$563	$449	$1,144	$1,048
Less: Series A convertible preferred stock dividend				24
Less: Excess consideration paid for redemption of preferred shares		803		803
Net income (loss) available to common shareholders – basic	563	(354)	1,144	221
Net income (loss) available to common shareholders – diluted	$563	$(354)	$1,144	$221

Weighted-average common shares outstanding – basic	843	844	843	805
Effect of dilutive securities:
Employee stock options and other dilutive securities	13		14	17
Weighted-average common shares outstanding – diluted	856	844	857	822
Basic earnings (loss) per common share	$0.67	$(0.42)	$1.36	$0.27
Diluted earnings (loss) per common share	$0.66	$(0.42)	$1.33	$0.27

Anti-dilutive potential shares excluded from diluted earnings (loss) per common share:
Series A convertible preferred stock (1)		9		62
Employee stock options and awards	2	24	2	1
Total	2	33	2	63

(1)	For the three and six months ended June 30, 2021, the Preferred Stock was anti-dilutive; therefore, it was excluded from the calculation of diluted earnings (loss) per share

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

Pursuant to the SRA, on April 8, 2021, the Preferred Stock was fully converted into 115 million common shares. The preferred shares were removed from the calculation of diluted earnings per share.

The Company repurchased 35 million of the converted common shares pursuant to the SRA and excluded them from the weighted average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share. The redemption of these common shares resulted in a reduction of retained earnings of $803 million which reduced the net income available to common shareholders and resulted in negative earnings per share in the second quarter of 2021.

The remaining 80 million common shares are outstanding and are included in the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share.

Refer to Note 12 (Shareholders’ Equity) to the consolidated financial statements for more information.

© 2022 Corning Incorporated. All Rights Reserved.

5. Inventories, Net

Inventories, net comprise the following (in millions):

	June 30,	December 31,
	2022	2021
Finished goods	$1,391	$1,215
Work in process	410	358
Raw materials and accessories	550	427
Supplies and packing materials	484	481
Total inventories, net	$2,835	$2,481

6. Other Liabilities

Other liabilities follow (in millions):

	June 30,	December 31,
	2022	2021
Current liabilities:
Wages and employee benefits	$531	$824
Income taxes	184	196
Derivative instruments (Note 10)	484	144
Deferred revenue (Note 2)	112	148
Customer deposits (Note 2)	190	223
Share repurchase liability (Note 12)	502	506
Short-term operating leases	96	94
Other current liabilities	1,376	1,004
Other accrued liabilities	$3,475	$3,139

Non-current liabilities:
Defined benefit pension plan liabilities	$716	$707
Derivative instruments (Note 10)	154	49
Deferred revenue (Note 2)	780	764
Customer deposits (Note 2)	1,003	1,072
Share repurchase liability (Note 12)	18	517
Deferred tax liabilities	206	258
Long-term operating leases	678	691
Other non-current liabilities	1,386	1,134
Other liabilities	$4,941	$5,192

© 2022 Corning Incorporated. All Rights Reserved.

7. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.4 billion and $8.3 billion at June 30, 2022 and December 31, 2021, respectively, compared to recorded book values of $6.7 billion and $7.0 billion at June 30, 2022 and December 31, 2021, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Debt Issuances and Redemptions

In the second quarter of 2022, Corning amended and restated its existing revolving credit agreement, which provides a committed $1.5 billion unsecured multi-currency line of credit, primarily to extend the term to 2027.  Additionally, Corning amended and restated its 25 billion Japanese yen liquidity facility, equivalent to approximately $184 million, primarily to extend the term to 2025.  As of June 30, 2022 and December 31, 2021, there were no outstanding amounts under either the amended and restated or the existing facilities, respectively.

In the second quarter of 2021, Corning redeemed $375 million of 2.9% debentures due in 2022, paying a premium of $10 million by exercising our make-whole call.  The bond redemption resulted in an $11 million loss during the same quarter.

Corning had no outstanding commercial paper as of  June 30, 2022 and December 31, 2021.

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

The following table summarizes the components of net periodic benefit expense for Corning’s defined benefit pension and postretirement health care and life insurance plans (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$32	$32	$64	$64	$2	$3	$4	$5
Interest cost	27	21	54	43	4	4	8	8
Expected return on plan assets	(54)	(54)	(109)	(108)
Amortization of prior service cost (credit)	2	1	3	2	(1)	(2)	(2)	(3)
Recognition of actuarial loss (gain)	22	10	22	10	(1)	1	(1)	1
Total pension and postretirement benefit expense	$29	$10	$34	$11	$4	$6	$9	$11

The components of net periodic benefit expense, other than the service cost component, are included in the line item other income, net, in the consolidated statements of income.

© 2022 Corning Incorporated. All Rights Reserved.

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

Under the terms of the Plan, Dow Corning has established and funded a Settlement Trust and a Litigation Facility, to provide a means for tort claimants to settle or litigate their claims. Inclusive of insurance, Dow Corning has paid approximately $1.8 billion to the Settlement Trust. As of May 31, 2016, Dow Corning had recorded a reserve for breast implant litigation of $290 million. In the event Dow Corning’s total liability for these claims exceeds such amount, Corning may be required to indemnify Dow for up to 50% of the excess liability, subject to certain conditions and limits. As of  June 30, 2022 and December 31, 2021, Dow Corning had recorded a reserve for breast implant litigation of $106 million and $130 million, respectively. As a result, Corning does not believe its indemnity obligation for Dow Corning’s breast implant litigation liability, if any, will be material.

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

Dow Corning Environmental Claims

In September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has, or will, experience losses arising from remediation and response at a number of sites.  In the event Dow is liable for these claims, Corning may be required to indemnify Dow for up to 50% of that liability, subject to certain conditions and limits.  As of June 30, 2022, Corning has determined a potential liability for these environmental matters is probable and the amount reserved was not material.

Environmental Litigation

Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 17 hazardous waste sites.  It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  As of  June 30, 2022 and December 31, 2021, Corning had accrued approximately $86 million and $55 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

© 2022 Corning Incorporated. All Rights Reserved.

10. Hedging Activities

Designated Hedges

Corning uses over-the-counter (“OTC”) foreign exchange forward contracts as cash flow hedges to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total gross notional values for foreign currency cash flow hedges are $600 million and $780 million at June 30, 2022 and December 31, 2021, respectively, with maturities spanning the years 2022 through 2024. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. At June 30, 2022, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax gain of $44 million.

Corning has entered into leases of precious metals with maturities through 2025. To offset the risk of changes in the fair value of the Company's separate accounting pool of leased precious metals due to adverse changes in the respective market prices, Corning designated the bifurcated embedded derivatives included in these leases as fair value hedges. The gain or loss on the derivatives, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. The amounts representing the time value component of the derivatives are excluded from the assessment of effectiveness and amortized in earnings. The impact of the excluded component on Corning's other comprehensive income and earnings is not material. The carrying amount of the leased precious metals pool, which is included in the property, plant and equipment, net of accumulated depreciation line of the consolidated balance sheets is $324 million and $107 million at  June 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes the total gross notional value for translated earnings contracts at June 30, 2022 and December 31, 2021 (in billions):

	June 30,	December 31,
	2022	2021
Average rate forward contracts:
Japanese yen-denominated	$1.7	$2.9
South Korean won-denominated	2.2	1.2
Euro-denominated	0.1	0.2
Other foreign currencies (1)	0.4	0.1
Option contracts:
Japanese yen-denominated (2)	4.7	3.6
Other foreign currencies (3)	—	0.9
Total gross notional value for translated earning contracts	$9.1	$8.9

(1)	Denominational currencies for average rate forward contracts include the Chinese yuan and British pound.
(2)

Japanese yen-denominated option contracts include zero-cost collars, purchased put and call options. With respect to the zero-cost collars, the gross notional amount includes the value of the put and call options. However, due to the nature of the zero-cost collars, only the put or call option can be exercised at maturity.

(3)

Other foreign currency option contracts are purchased basket options that include a basket of underlying currencies, including the Japanese yen, South Korean won, euro and British pound, and each basket option are settled against U.S. dollars.

© 2022 Corning Incorporated. All Rights Reserved.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis for June 30, 2022 and December 31, 2021 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance	Fair value		Balance	Fair value
	June 30,	December 31,	sheet	June 30,	December 31,	sheet	June 30,	December 31,
	2022	2021	location	2022	2021	location	2022	2021

Derivatives designated as hedging instruments (1)

Foreign exchange contracts and other	$600	$780	Other current assets	$47	$49	Other accrued liabilities	$(3)	$(2)
			Other assets	77	10	Other liabilities	(47)	(9)

Derivatives not designated as hedging instruments

Foreign exchange contracts	3,257	3,864	Other current assets	198	91	Other accrued liabilities	(209)	(95)
Translated earnings contracts	9,116	8,899	Other current assets	640	196	Other accrued liabilities	(272)	(47)
			Other assets	220	154	Other liabilities	(107)	(40)
Total derivatives	$12,973	$13,543		$1,182	$500		$(638)	$(193)

(1)

At June 30, 2022, derivatives designated as hedging instruments include foreign exchange cash flow hedges with gross notional amounts of $600 million and fair value hedges of leased precious metals with gross notional amounts of 23,152 troy ounces.  At December 31, 2021, derivatives designated as hedging instruments include foreign exchange cash flow hedges with gross notional amounts of $780 million and fair value hedges of leased precious metals with gross notional amounts of 7,559 troy ounces.

The following tables summarize the effect of Corning’s derivative financial instruments on the consolidated financial statements (in millions):

	Three months ended June 30,
	(Loss) gain recognized		Location of gain	Gain reclassified
Derivative hedging	in other comprehensive		reclassified from accumulated	from accumulated
relationships for cash	income (OCI)		OCI into income	OCI into income
flow and fair value hedges	2022	2021	effective (ineffective)	2022	2021

			Net sales	$13	$4
Foreign exchange contracts and other	$(14)	$15	Cost of sales	6	10
Total cash flow and fair value hedges	$(14)	$15		$19	$14

	Six months ended June 30,
	Gain recognized		Location of gain	Gain reclassified
Derivative hedging	in other comprehensive		reclassified from accumulated	from accumulated
relationships for cash	income (OCI)		OCI into income	OCI into income
flow and fair value hedges	2022	2021	effective (ineffective)	2022	2021

			Net sales	$23	$6
Foreign exchange contracts and other	$20	$41	Cost of sales	13	17
Total cash flow and fair value hedges	$20	$41		$36	$23

© 2022 Corning Incorporated. All Rights Reserved.

		Gain (loss) recognized in income
		Three months ended		Six months ended
	Location of gain (loss)	June 30,		June 30,
Undesignated derivatives	recognized in income	2022	2021	2022	2021

Foreign exchange contracts	Other income, net	$33	$(9)	$59	$35
Translated earnings contracts	Translated earnings contract gain, net	196	3	325	275

Total undesignated		$229	$(6)	$384	$310

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis; Level 1 (“L1”), quoted market prices in active markets for identical assets, Level 2 (“L2”), significant other observable inputs, and Level 3 (“L3”), significant unobservable inputs as of our reportable dates (in millions):

	June 30, 2022	L1	L2	L3	December 31, 2021	L1	L2	L3
Current assets:
Other current assets (1)	$928	$3	$885	$40	$352	$10	$336	$6
Non-current assets:
Other assets (1)	$306		$297	$9	$175		$164	$11
Current liabilities:
Other accrued liabilities (1)	$484		$484		$144		$144
Non-current liabilities:
Other liabilities (1)	$171		$171		$66		$66

(1)	Derivative assets and liabilities mainly consist of foreign exchange contracts which were measured using observable inputs for similar assets and liabilities.

Assets and Liabilities Measured on a Non-Recurring Basis

There were no significant financial assets and liabilities measured on a non-recurring basis as of June 30, 2022 and December 31, 2021.

© 2022 Corning Incorporated. All Rights Reserved.

12. Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

On January 16, 2021, the Preferred Stock became convertible into 115 million common shares.  On April 5, 2021, Corning and SDC executed the SRA, and the Preferred Stock was fully converted as of April 8, 2021.

Immediately following the conversion, Corning repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid on April 8, 2022 and 2021, respectively.  The remaining payment of approximately $507 million will be paid on April 8, 2023.

The remaining 80 million common shares were accounted for as a conversion of Preferred Stock and resulted in an increase of common stock and additional paid-in-capital based on the carrying value of the Preferred Stock.  These common shares were included in the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share.  SDC has the option to sell 22 million common shares to Corning subject to certain conditions beginning in 2024-2027. The remaining 58 million common shares are subject to a seven-year lock-up period expiring in 2027.

Share Repurchases

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”).  On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Program”).

For the three and six months ended June 30, 2022, the Company repurchased 1.6 million shares and 5.5 million shares, respectively of common stock on the open market for approximately $53 million and $204 million, respectively as part of its 2019 Repurchase Program.

For the three and six months ended June 30, 2021, the Company repurchased approximately 35 million shares of common stock under the 2018 and 2019 Repurchase Programs.

© 2022 Corning Incorporated. All Rights Reserved.

Accumulated Other Comprehensive (Loss) Income

In the three and six months ended June 30, 2022 and 2021, the change in accumulated other comprehensive (loss) income was primarily related to the foreign currency translation adjustment.

A summary of changes in the foreign currency translation adjustment component of accumulated other comprehensive (loss) income is as follows (in millions) (1):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$(1,133)	$(692)	$(933)	$(329)
(Losses) gains on foreign currency translation (2)	(635)	39	(833)	(316)
Equity method affiliates (3)	(15)	1	(17)	(7)
Net current-period other comprehensive (loss) income	(650)	40	(850)	(323)
Ending balance	$(1,783)	$(652)	$(1,783)	$(652)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive (loss) income.
(2)

For the three and six months ended June 30, 2022, amounts are net of tax benefit of $27 million and $38 million, respectively.  For the three and six months ended June 30, 2021, amounts are net of tax benefit of $1 million and $11 million, respectively

(3)	Tax effects are not significant.

13. Share-Based Compensation

Corning maintains long-term incentive plans (the “Plans”) for key employees and non-employee members of its Board of Directors. The Plans allow Corning to grant equity-based compensation awards, including stock options, stock appreciation rights, performance share units, restricted stock units, restricted stock awards or a combination of awards (collectively, share-based awards). At June 30, 2022, there were approximately 33 million unissued common shares available for future grants authorized under the Plans.

Share-based compensation cost is allocated to the cost of sales, selling, general and administrative, and research, development and engineering expense lines in the consolidated statements of income.

The Company measures and recognizes compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

Total share-based compensation cost was $51 million and $93 million, respectively, for the three and six months ended June 30, 2022 and $44 million and $78 million, respectively, for the three and six months ended June 30, 2021. The income tax benefit realized from share-based compensation was $10 million and $14 million, respectively, for the three and six months ended June 30, 2022, and $21 million and $28 million, respectively, for the three and six months ended June 30, 2021.

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

© 2022 Corning Incorporated. All Rights Reserved.

The following table summarizes information regarding stock options outstanding, including the related transactions under the stock option plans, for the six months ended June 30, 2022:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term	value
	(in thousands)	price	(in years)	(in thousands)
Options outstanding as of December 31, 2021	11,904	$22.31
Exercised	(1,422)	19.42
Forfeited and expired	(159)	18.22
Options outstanding as of June 30, 2022	10,323	22.77	6.29	$93,772
Options expected to vest as of June 30, 2022	10,287	22.78	6.28	93,346
Options exercisable as of June 30, 2022	8,483	23.45	5.94	71,945

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

There have been no stock options granted for the six months ended June 30, 2022 or June 30, 2021.

Incentive Stock Plans

The Corning Incentive Stock Plans permit restricted stock and restricted stock unit grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Restricted stock and restricted stock units under the Incentive Stock Plans are granted at the closing market price on the grant date, contingently vest over a period of generally one year to ten years and is aligned to the contractual terms. The fair value is based on the grant date closing price of the Company’s stock.

Time-Based Restricted Stock and Restricted Stock Units

Time-based restricted stock and restricted stock units are issued by the Company on a discretionary basis and are payable in shares of the Company’s common stock upon vesting. The fair value for awards that receive dividends on the underlying shares while unvested or dividends accumulated and paid upon vesting is based on the closing market price of the Company’s stock on the grant date. Awards that do not receive dividends on the underlying shares while unvested or dividends accumulated and paid upon vesting fair value is calculated by reducing the closing market price of the Company’s stock on the grant date by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting.

© 2022 Corning Incorporated. All Rights Reserved.

The following table summarizes the Company’s non-vested time-based restricted stock and restricted stock units and changes which occurred during the  six months ended June 30, 2022:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units at December 31, 2021	10,594	$25.83
Granted	4,090	34.24
Vested	(3,067)	24.42
Forfeited	(200)	27.99
Non-vested shares and share units at June 30, 2022	11,417	$29.19

Performance-Based Restricted Stock Units

Performance-based restricted stock units are earned upon the achievement of certain targets and are payable in shares of the Company’s common stock upon vesting, typically over a three year period. The fair value is based on the closing market price of the Company’s stock on the grant date and assumes that the target payout level will be achieved. Compensation cost is recognized over the requisite vesting period and adjusted for actual forfeitures before vesting. During the performance period, compensation cost may be adjusted based on changes in the expected outcome of the performance-related target.

The following table summarizes the Company’s non-vested performance-based restricted stock units and changes which occurred during the six months ended June 30, 2022:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units at December 31, 2021	3,684	$34.17
Granted	1,761	40.76
Vested	(130)	31.86
Performance adjustments	366	34.46
Forfeited	(62)	32.72
Non-vested share units at June 30, 2022	5,619	$36.27

14. Reportable Segments

The Company’s reportable segments are as follows:

●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
●	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high-performance display panels.
●	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
●	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
●	Life Sciences – manufactures glass and plastic labware, equipment, media, serum and reagents enabling workflow solutions for drug discovery and bioproduction.

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

© 2022 Corning Incorporated. All Rights Reserved.

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

Reportable Segments and Hemlock and Emerging Growth Businesses (in millions):

						Hemlock and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended
June 30, 2022
Segment net sales	$1,313	$878	$485	$356	$312	$418	$3,762
Depreciation (1)	$68	$146	$42	$34	$16	$35	$341
Research, development and engineering expenses (2)	$58	$30	$44	$24	$9	$38	$203
Income tax provision (3)	$(51)	$(59)	$(24)	$(16)	$(10)	$(10)	$(170)
Segment net income (4)	$182	$228	$91	$62	$37	$25	$625

						Hemlock and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended
June 30, 2021
Segment net sales	$1,075	$939	$483	$407	$312	$288	$3,504
Depreciation (1)	$58	$149	$42	$35	$14	$34	$332
Research, development and engineering expenses (2)	$52	$26	$49	$29	$8	$36	$200
Income tax (provision) benefit (3)	$(40)	$(64)	$(22)	$(21)	$(14)	$3	$(158)
Segment net income (loss) (4)	$148	$248	$81	$81	$52	$(15)	$595

						Hemlock and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Six months ended
June 30, 2022
Segment net sales	$2,511	$1,837	$978	$765	$622	$793	$7,506
Depreciation (1)	$127	$302	$82	$67	$30	$73	$681
Research, development and engineering expenses (2)	$113	$61	$97	$49	$18	$78	$416
Income tax provision (3)	$(96)	$(122)	$(44)	$(36)	$(21)	$(11)	$(330)
Segment net income (4)	$348	$464	$166	$136	$79	$17	$1,210

© 2022 Corning Incorporated. All Rights Reserved.

						Hemlock and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Six months ended
June 30, 2021
Segment net sales	$2,012	$1,802	$934	$848	$612	$559	$6,767
Depreciation (1)	$116	$297	$83	$71	$26	$66	$659
Research, development and engineering expenses (2)	$103	$48	$94	$56	$16	$70	$387
Income tax (provision) benefit (3)	$(71)	$(120)	$(46)	$(41)	$(27)	$11	$(294)
Segment net income (loss) (4)	$259	$461	$172	$155	$100	$(39)	$1,108

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax (provision) benefit reflects a tax rate of 21%.
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

A reconciliation of reportable segments and Hemlock and Emerging Growth Businesses net sales to consolidated net sales follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales of reportable segments	$3,344	$3,216	$6,713	$6,208
Net sales of Hemlock and Emerging Growth Businesses	418	288	793	559
Impact of foreign currency movements (1)	(147)	(3)	(211)	24
Consolidated net sales	$3,615	$3,501	$7,295	$6,791

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

A reconciliation of reportable segment net income (loss) to consolidated net income attributable to Corning follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income of reportable segments	$600	$610	$1,193	$1,147
Net income (loss) of Hemlock and Emerging Growth Businesses	25	(15)	17	(39)
Unallocated amounts:
Impact of foreign currency movements not included in segment net income (loss)	(120)	(20)	(183)	(14)
Gain on foreign currency hedges related to translated earnings	196	3	325	275
Translation gain on Japanese yen-denominated debt	153	5	237	123
Research, development, and engineering expenses	(37)	(42)	(72)	(77)
Amortization of intangibles	(30)	(33)	(61)	(65)
Interest expense, net	(60)	(67)	(121)	(141)
Income tax benefit (provision)	4	91	(16)	1
Gain on sale of a business		40	53	54
Other corporate items	(168)	(123)	(228)	(216)
Net income attributable to Corning Incorporated	$563	$449	$1,144	$1,048

© 2022 Corning Incorporated. All Rights Reserved.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a historical and prospective narrative on the Company’s financial condition and results of operations. This interim MD&A should be read in conjunction with the MD&A in Corning’s 2021 Form 10-K. The various sections of this MD&A contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “goals,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, anticipated growth and trends in the businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of Corning’s 2021 Form 10-K, and as may be updated in the Forms 10-Q. Actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of June 30, 2022.

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

Corning continues to act rapidly and remain resilient in the face of global uncertainty.  We have preserved our financial strength by executing well and advancing major innovations with industry leaders.  We have continued to effectively leverage our focused and cohesive portfolio to create value and outperform our underlying markets, contributing to sales and earnings growth and strong cash flow generation in the three and six months ended June 30, 2022.

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

© 2022 Corning Incorporated. All Rights Reserved.

Summary of results for the three and six months ended June 30, 2022

In the second quarter of 2022, net sales were $3,615 million, compared to $3,501 million during the same period in 2021, a net increase of $114 million, or 3%, and net sales for the six months ended June 30, 2022 were $7,295 million, compared to $6,791 million during the same period in 2021, a net increase of $504 million, or 7%.  Increased sales in Optical Communications and Hemlock and Emerging Growth Businesses drove the increase for both periods presented.

In the second quarter of 2022, Corning generated net income of $563 million, or $0.66 per diluted share, compared to net income of $449 million, or ($0.42) per diluted share, for the same period in 2021. The increase in net income of $114 million was primarily driven by the following items (amount presented after-tax):

●	Higher segment net income in Optical Communications, Specialty Materials and Hemlock and Emerging Growth Businesses, of $34 million, $10 million, and $40 million, respectively;
●	Translated earnings contract gains in the current period were $147 million higher than prior year; and
●	Higher translation gains of $114 million on Japanese yen-denominated debt.

The increases in net income, outlined above, were partially offset by:

●	Segment net income declines in Display Technologies, Environmental Technologies and Life Sciences, of $20 million, $19 million and $15 million, respectively;
●	Regulatory and litigation costs were $32 million higher than the prior period;
●	The absence of a $32 million gain on the sale of a business; and
●	Higher facility repairs and non-operational costs of $34 million.

The increase in diluted earnings per share for the three months ended June 30, 2022, was primarily driven by the changes in net income, outlined above, as well as the impact of the immediate repurchase and retirement of 35 million common shares, which resulted in an $803 million one-time reduction to net income available to common shareholders, and negative earnings per share in the second quarter of 2021.  Refer to Note 4 (Earnings (Loss) per Common Share) and Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.

In the first half of 2022, Corning generated net income of $1,144 million, or $1.33 per diluted share, compared to net income of $1,048 million, or $0.27 per diluted share, for the same period in 2021.  The increase in net income of $96 million and increase in diluted earnings per share of $1.06, was primarily driven by the following items (amounts presented after-tax):

●	Higher segment net income in Optical Communications and Hemlock and Emerging Growth Businesses, of $89 million and $56 million, respectively;
●	Higher translation gains of $88 million on Japanese yen-denominated debt; and
●	Translated earnings contract gains in the current period were $37 million higher than prior year.

The increases in net income, outlined above, were partially offset by:

●	Segment net income declines in Environmental Technologies and Life Sciences, of $19 million and $21 million, respectively; and
●	Higher facility repairs and non-operational costs of $58 million.

The increase in diluted earnings per share for the six months ended June 30, 2022, was primarily driven by the changes in net income, outlined above, as well as the impact of the immediate repurchase and retirement of 35 million common shares, which resulted in an $803 million one-time reduction to net income available to common shareholders, and negative earnings per share in the second quarter of 2021.  Refer to Note 4 (Earnings (Loss) per Common Share) and Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, adversely impacted Corning’s consolidated net income by $26 million and $51 million, respectively in the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.

2022 Corporate Outlook

We expect core net sales of approximately $3.65 billion to $3.85 billion for the third quarter of 2022.

© 2022 Corning Incorporated. All Rights Reserved.

RESULTS OF OPERATIONS

Selected highlights from operations are as follows (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21

Net sales	$3,615	$3,501	3	$7,295	$6,791	7

Gross margin	$1,246	$1,315	(5)	$2,529	$2,471	2
(gross margin %)	34%	38%		35%	36%

Selling, general and administrative expenses	$486	$465	5	$920	$865	6
(as a % of net sales)	13%	13%		13%	13%

Research, development and engineering expenses	$240	$242	(1)	$488	$464	5
(as a % of net sales)	7%	7%		7%	7%

Translated earnings contract gain, net	$196	$3	*	$325	$275	18
(as a % of net sales)	5%	0%		4%	4%

Provision for income taxes	$(166)	$(67)	148	$(346)	$(293)	18
(as a % of net sales)	(5%)	(2%)		(5%)	(4%)

Net income attributable to Corning Incorporated	$563	$449	25	$1,144	$1,048	9
(as a % of net sales)	16%	13%		16%	15%

* Not Meaningful

Segment Net Sales

The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Optical Communications	$1,313	$1,075	22%	$2,511	$2,012	25%
Display Technologies	878	939	(6% )	1,837	1,802	2%
Specialty Materials	485	483	—	978	934	5%
Environmental Technologies	356	407	(13% )	765	848	(10% )
Life Sciences	312	312	—	622	612	2%
Net sales of reportable segments	$3,344	$3,216	4%	$6,713	$6,208	8%
Hemlock and Emerging Growth Businesses	418	288	45%	793	559	42%
Impact of foreign currency movements (1)	(147)	(3)	*	(211)	24	*
Consolidated net sales	$3,615	$3,501	3%	$7,295	$6,791	7%

* Not Meaningful

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

© 2022 Corning Incorporated. All Rights Reserved.

In the second quarter of 2022, net sales of reportable segments and Hemlock and Emerging Growth Businesses were $3,762 million, compared to $3,504 million during the same period in 2021, a net increase of $258 million, or 7%.  Changes in net sales were as follows:

●	Optical Communications’ net sales increased by $238 million, or 22%, primarily driven by higher sales of carrier and enterprise products for 5G, broadband, and the cloud;
●	Display Technologies’ net sales decreased by $61 million or 6%, largely due to lower volumes in the mid-single digits in percentage terms;
●	Specialty Materials’ net sales increased by $2 million;
●	Net sales for Environmental Technologies decreased by $51 million, or 13%, primarily driven by sales declines of automotive products as automotive producers continued to experience constraints due to prolonged semiconductor chip shortages, the Russia-Ukraine war, and COVID-19 lockdowns in China;
●	Net sales for Life Sciences were flat; and
●	Net sales for Hemlock and Emerging Growth Businesses increased by $130 million, primarily driven by increases in Hemlock's sales as demand for solar products remained strong, with AGS and CPT contributing to year-over-year growth.

In the six months ended June 30, 2022, net sales of reportable segments and Hemlock and Emerging Growth Businesses were $7,506 million, compared to $6,767 million during the same period in 2021, a net increase of $739 million, or 11%.  Changes in net sales were as follows:

●	Optical Communications’ net sales increased by $499 million, or 25%, primarily driven by higher sales of carrier and enterprise products for 5G, broadband, and the cloud;
●	Display Technologies’ net sales increased by $35 million, or 2%, largely due to volume growth in the low single-digits in percentage terms;
●	Specialty Materials’ net sales increased by $44 million, or 5%, primarily due to strong demand for premium cover materials and advanced optics products;
●	Net sales for Environmental Technologies decreased by $83 million, or 10%, primarily driven by sales declines of automotive products as automotive producers continued to experience constraints due to prolonged semiconductor chip shortages, the Russia-Ukraine war, and COVID-19 lockdowns in China;
●	Net sales for Life Sciences increased by $10 million, or 2%; and
●	Net sales for Hemlock and Emerging Growth Businesses increased by $234 million, primarily driven by increases in Hemlock's sales as demand for solar products remained strong, with AGS and CPT contributing to year-over-year growth.

Movements in foreign exchange rates adversely impacted Corning’s consolidated net sales by $154 million and $252 million, respectively, in the three and six months ended June 30, 2022, when compared to the same periods in 2021.

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

Gross Margin

In the three and six months ended June 30, 2022, gross margin decreased by $69 million, or 5%, and increased by $58 million, or 2%, respectively, and declined as a percentage of sales by 4 percentage points and 1 percentage point, respectively. The decline in gross margin was primarily driven by higher production, material and freight costs.

The translation impact of fluctuations in foreign currency exchange rates adversely impacted Corning’s consolidated gross margin by $107 million and $182 million in the three and six months ended June 30, 2022, respectively when compared to the same periods in 2021.

© 2022 Corning Incorporated. All Rights Reserved.

Selling, General and Administrative Expenses

In the three and six months ended June 30, 2022, selling, general and administrative expenses increased by $21 million, or 5%, and $55 million, or 6%, and was consistent as a percentage of sales, when compared to the prior periods.  Increases in these costs were primarily driven by higher compensation and benefit expenses when compared to the same periods in 2021.

The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits; share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

In the three and six months ended June 30, 2022, research, development and engineering expenses decreased by $2 million, or 1%, and increased by $24 million, or 5%, respectively, and were consistent as a percentage of sales when compared to the prior periods.

Translated earnings contract gain, net

Included in the line item translated earnings contract gain, net, is the impact of foreign currency contracts which hedge our translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and British pound and those impacts on net income.

The following tables provide detailed information on the impact of translated earnings contract gains and losses (in millions):

	Three months ended		Three months ended		Change
	June 30, 2022		June 30, 2021		2022 vs. 2021
	Income		Income		Income
	before	Net	before	Net	before	Net
	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain, net (1)	$85	$65	$11	$8	$74	$57
Unrealized gain (loss), net (2)	111	85	(8)	(6)	119	91
Total translated earnings contract gain, net	$196	$150	$3	$2	$193	$148

	Six months ended		Six months ended		Change
	June 30, 2022		June 30, 2021		2022 vs. 2021
	Income		Income		Income
	before	Net	before	Net	before	Net
	taxes	income	taxes	income	taxes	income
Hedges related to translated earnings:
Realized gain (loss), net (1)	$118	$90	$(1)	$(1)	$119	$91
Unrealized gain, net (2)	207	159	276	212	(69)	(53)
Total translated earnings contract gain, net	$325	$249	$275	$211	$50	$38

(1)

Includes before tax realized losses related to the expiration of option contracts for the three and six months ended June 30, 2022 of $7 million and $14 million, respectively and for the three and six months ended June 30, 2021 of $5 million and $14 million, respectively.  Activity has been reflected in operating activities in the consolidated statements of cash flows.

(2)	The impact to income was primarily driven by yen-denominated hedges of translated earnings.

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current quarter, adversely impacted Corning’s consolidated income before income taxes by $30 million and $59 million for the three and six months ended June 30, 2022, respectively when compared to the same periods in 2021.

© 2022 Corning Incorporated. All Rights Reserved.

Provision for Income Taxes

The provision for income taxes and the related effective income tax rates are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Provision for income taxes	$(166)	$(67)	$(346)	$(293)
Effective tax rate	22.1%	12.9%	22.6%	21.7%

For the three months ended June 30, 2022, the effective income tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and changes in tax reserves, partially offset by the impact of changes in tax legislation and adjustments to share-based compensation.  For the six months ended June 30, 2022, the effective income tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and changes in tax reserves, partially offset by the impact of changes in tax legislation and adjustments to share-based compensation.

For the three months ended June 30, 2021, the effective income tax rate differed from the U.S. statutory rate of 21%, primarily due to excess tax benefits related to share-based compensation payments, foreign-rate differential and tax reform items. For the six months ended June 30, 2021, the effective income tax rate differed from the U.S. statutory rate of 21% primarily due to our permanently reinvested foreign income position, excess tax benefit related to share-based compensation payments, foreign rate differential and tax reform items.

Refer to Note 3 (Income Taxes) to the consolidated financial statements for additional information.

Net Income Attributable to Corning Incorporated

Net income and per share data are as follows (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to Corning Incorporated	$563	$449	$1,144	$1,048
Less: Series A convertible preferred stock dividend				(24)
Less: Excess consideration paid for redemption of preferred shares (1)		(803)		(803)
Net income available to common shareholders used in basic earnings (loss) per common share calculation	$563	$(354)	$1,144	$221

Net income available to common shareholders used in diluted earnings (loss) per common share calculation	$563	$(354)	$1,144	$221

Basic earnings (loss) per common share	$0.67	$(0.42)	$1.36	$0.27
Diluted earnings (loss) per common share	$0.66	$(0.42)	$1.33	$0.27

Weighted-average common shares outstanding - basic	843	844	843	805
Weighted-average common shares outstanding - diluted	856	844	857	822

(1)	Refer to Note 4 (Earnings (Loss) per Common Share) to the consolidated financial statements for additional information.

© 2022 Corning Incorporated. All Rights Reserved.

Comprehensive (Loss) Income

For the three months ended June 30, 2022, comprehensive income decreased by $658 million when compared to the same period in 2021, primarily due to a net loss on foreign currency translation adjustments of $690 million, largely driven by the Japanese yen, Chinese yuan and South Korean won.

For the six months ended June 30, 2022, comprehensive income decreased by $511 million when compared to the same period in 2021, primarily due to a net gain on foreign currency translation adjustments of $527 million, largely driven by the Japanese yen, Chinese yuan and South Korean won.

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

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

Selected highlights from continuing operations, excluding certain items, follow (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Core net sales	$3,762	$3,504	7%	$7,506	$6,767	11%
Core net income	$489	$459	7%	$954	$861	11%

© 2022 Corning Incorporated. All Rights Reserved.

Core Net Sales

Core net sales are consistent with net sales by reportable segment and Hemlock and Emerging Growth Businesses. Core net sales are presented below (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Optical Communications	$1,313	$1,075	22%	$2,511	$2,012	25%
Display Technologies	878	939	(6)%	1,837	1,802	2%
Specialty Materials	485	483	—	978	934	5%
Environmental Technologies	356	407	(13)%	765	848	(10)%
Life Sciences	312	312	—	622	612	2%
Net sales of reportable segments	$3,344	$3,216	4%	$6,713	$6,208	8%
Net sales of Hemlock and Emerging Growth Businesses	418	288	45%	793	559	42%
Total core net sales	$3,762	$3,504	7%	$7,506	$6,767	11%

Core Net Income

In the three months ended June 30, 2022, we generated core net income of $489 million, or $0.57 per core diluted share, compared to core net income generated in the three months ended June 30, 2021 of $459 million, or $0.53 per core diluted share.  The increase of $30 million, or $0.04 per core diluted share, was primarily due to higher net income of Optical Communications and Hemlock and Emerging Growth Businesses when compared to the same period in 2021.

The increases to segment net income were partially offset by declines in net income of $20 million, $19 million, and $15 million for Display Technologies, Environmental Technologies and Life Sciences, respectively.

The change in core diluted earnings per share was primarily driven by changes in core net income, outlined above, and the repurchase of 12.7 million common shares over the last twelve months.  Refer to Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.

In the six months ended June 30, 2022, we generated core net income of $954 million, or $1.11 per core diluted share, compared to core net income generated in the six months ended June 30, 2021 of $861 million, or $0.97 per core diluted share.  The increase of $93 million, or $0.14 per core diluted share, was primarily due to higher core net income as follows:

●	Optical Communications’ net income increased $89 million, largely driven by strong volume and price increases; and
●	Hemlock and Emerging Growth Businesses net income increased by $56 million, primarily driven by higher demand for solar products.

The increases to segment net income were partially offset by declines in net income of $6 million, $19 million, and $21 million for Specialty Materials, Environmental Technologies and Life Sciences, respectively.

The change in core diluted earnings per share was primarily driven by changes in core net income, outlined above, and the repurchase of 12.7 million common shares over the last twelve months.  Refer to Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.

© 2022 Corning Incorporated. All Rights Reserved.

Core Earnings per Common Share

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Core net income	$489	$459	$954	$861
Less: Series A convertible preferred stock dividend				24
Core net income available to common shareholders - basic	489	459	954	837
Plus: Series A convertible preferred stock dividend				24
Core net income available to common shareholders - diluted	$489	$459	$954	$861

Weighted-average common shares outstanding - basic	843	844	843	805
Effect of dilutive securities:
Stock options and other dilutive securities	13	16	14	17
Series A convertible preferred stock		9		62
Weighted-average common shares outstanding - diluted	856	869	857	884
Core basic earnings per common share	$0.58	$0.54	$1.13	$1.04
Core diluted earnings per common share	$0.57	$0.53	$1.11	$0.97

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

Core net sales and core net income are non-GAAP financial measures utilized by management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in the Company’s operations.

© 2022 Corning Incorporated. All Rights Reserved.

The following tables reconcile the non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions except percentages and per share amounts):

	Three months ended June 30, 2022
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$3,615	$750	$563	22.1%	$0.66
Constant-currency adjustment (1)	147	120	93		0.11
Translation gain on Japanese yen-denominated debt (2)		(153)	(118)		(0.14)
Translated earnings contract gain (3)		(196)	(150)		(0.18)
Acquisition-related costs (4)		35	27		0.03
Discrete tax items and other tax-related adjustments (5)			5		0.01
Restructuring, impairment and other charges and credits (6)		46	36		0.04
Contingent consideration (7)		(6)	(5)		(0.01)
Litigation, regulatory and other legal matters (8)		42	32		0.04
Loss on investments (9)		8	6		0.01
Core performance measures	$3,762	$646	$489	21.1%	$0.57

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate ("ETR") excludes net income attributable to non-controlling interests ("NCI") of $21 million.

	Three months ended June 30, 2021
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$3,501	$521	$449	12.9%	$(0.42)
Preferred stock redemption (c)					0.94
Subtotal	3,501	521	449	12.9%	0.52

Constant-currency adjustment (1)	3	20	1		0.00
Translation gain on Japanese yen-denominated debt (2)		(5)	(4)		(0.00)
Translated earnings contract gain (3)		(3)	(3)		(0.00)
Acquisition-related costs (4)		38	30		0.04
Discrete tax items and other tax-related adjustments (5)			(31)		(0.04)
Restructuring, impairment and other charges and credits (6)		2	2		0.00
Loss on investments (9)		4	3		0.00
Pension mark-to-market adjustment (10)		19	15		0.02
Gain on sale of business (11)		(40)	(32)		(0.04)
Preferred stock conversion (12)		21	21		0.02
Bond redemption loss (13)		11	8		0.01
Core performance measures	$3,504	$588	$459	21.1%	$0.53

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the ETR excludes NCI of $5 million.
(b)	Pursuant to the SRA, the Preferred Stock was converted into 115 million Common Shares. Corning immediately repurchased 35 million of the converted Common Shares and excluded them from the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share. The redemption of these Common Shares resulted in an $803 million reduction of retained earnings which reduced the net income available to common shareholders and resulted in negative earnings per share in the second quarter of 2021.

See Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations – Core Performance Measures, Reconciliation of Non-GAAP Measures, “Items which we exclude from GAAP measures to report core performance measures” for the descriptions of the footnoted reconciling items.

© 2022 Corning Incorporated. All Rights Reserved.

	Six months ended June 30, 2022
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$7,295	$1,533	$1,144	22.6%	$1.33
Constant-currency adjustment (1)	211	183	142		0.17
Translation gain on Japanese yen-denominated debt (2)		(237)	(182)		(0.21)
Translated earnings contract gain (3)		(325)	(249)		(0.29)
Acquisition-related costs (4)		74	59		0.07
Discrete tax items and other tax-related adjustments (5)			16		0.02
Restructuring, impairment and other charges and credits (6)		79	60		0.07
Contingent consideration (7)		(32)	(25)		(0.03)
Litigation, regulatory and other legal matters (8)		42	32		0.04
Loss on investments (9)		8	6		0.01
Pension mark-to-market adjustment (10)		(10)	(8)		(0.01)
Gain on sale of business (11)		(53)	(41)		(0.05)
Core performance measures	$7,506	$1,262	$954	21.0%	$1.11

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the ETR excludes NCI of $43 million.

	Six months ended June 30, 2021
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$6,791	$1,348	$1,048	21.7%	$0.27
Preferred stock redemption (c)					0.92
Subtotal	6,791	1,348	1,048	21.7%	1.19

Constant-currency adjustment (1)	(24)	14	6		0.01
Translation gain on Japanese yen-denominated debt (2)		(123)	(94)		(0.11)
Translated earnings contract gain (3)		(275)	(212)		(0.26)
Acquisition-related costs (4)		85	65		0.08
Discrete tax items and other tax-related adjustments (5)			6		0.01
Restructuring, impairment and other charges and credits (6)		2	2		0.00
Litigation, regulatory and other legal matters (8)		8	8		0.01
Loss on investments (9)		39	30		0.04
Pension mark-to-market adjustment (10)		24	19		0.02
Gain on sale of business (11)		(54)	(46)		(0.06)
Preferred stock conversion (12)		21	21		0.03
Bond redemption loss (13)		11	8		0.01
Core performance measures	$6,767	$1,100	$861	21.1%	$0.97

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the ETR excludes NCI of $7 million.
(c)	Pursuant to the SRA, the Preferred Stock was converted into 115 million Common Shares. Corning immediately repurchased 35 million of the converted Common Shares and excluded them from the weighted-average common shares outstanding for the calculation of the Company’s basic and diluted earnings per share. The redemption of these Common Shares resulted in an $803 million reduction of retained earnings which reduced the net income available to common shareholders and resulted in negative earnings per share in the second quarter of 2021.

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

(4)	Acquisition-related costs: These expenses include intangible amortization, inventory valuation adjustments, external acquisition-related deal costs, and other transaction related costs.
(5)	Discrete tax items and other tax-related adjustments: These include discrete period tax items such as changes of tax reserves and changes in our permanently reinvested foreign income position.
(6)	Restructuring, impairment and other charges and credits: This amount primarily includes asset write offs and other charges and credits. Other charges primarily related to miscellaneous nonoperational costs and facility repairs resulting from the impact of the third quarter 2021 power outages. The Company is pursuing recoveries under its applicable property insurance policies.
(7)	Contingent consideration: This amount represents the fair value mark-to-market cost adjustment of contingent consideration resulting from the Hemlock Transaction on September 9, 2020.
(8)	Litigation, regulatory and other legal matters: Includes amounts that reflect developments in commercial litigation, intellectual property disputes, adjustments to the estimated liability for environmental-related items and other legal matters.
(9)	Loss on investments: Amount represents the loss recognized due to mark-to-mark adjustments capturing the change in fair value based on the closing stock market price.
(10)	Pension mark-to-market adjustment: Defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(11)	Gain on sale of business: Amount represents the gain recognized for the sale of a certain business.
(12)	Preferred stock conversion: This amount includes the fair value of the put option from the Share Repurchase Agreement with Samsung Display Co., Ltd.
(13)	Bond redemption loss: During the second quarter of 2021, Corning redeemed $375 million of 2.9% debentures due in 2022, paying a premium of $10 million, resulting in a redemption loss of $11 million.

© 2022 Corning Incorporated. All Rights Reserved.

REPORTABLE SEGMENTS

Reportable segments are as follows:

●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry.
●	Display Technologies – manufactures glass substrates for flat panel liquid crystal displays and other high-performance display panels.
●	Specialty Materials – manufactures products that provide more than 150 material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs.
●	Environmental Technologies – manufactures ceramic substrates and filters for automotive and diesel applications.
●	Life Sciences – manufactures glass and plastic labware, equipment, media, serum and reagents enabling workflow solutions for drug discovery and bioproduction.

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

Optical Communications

The following table provides net sales and net income for the Optical Communications segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Segment net sales	$1,313	$1,075	22%	$2,511	$2,012	25%
Segment net income	$182	$148	23%	$348	$259	34%

Optical Communications' net sales increased by $238 million and $499 million, respectively, in the three and six months ended June 30, 2022, primarily driven by higher sales volumes of carrier and enterprise products for 5G, broadband, and the cloud.

Net income increased by $34 million and $89 million for the three and six months ended June 30, 2022, respectively, primarily driven by the changes in sales, outlined above, and price increases.

Movements in foreign currency exchange rates did not materially impact net income in this segment in the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.

© 2022 Corning Incorporated. All Rights Reserved.

Display Technologies

The following table provides net sales and net income for the Display Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Segment net sales	$878	$939	(6%)	$1,837	$1,802	2%
Segment net income	$228	$248	(8%)	$464	$461	1%

Net sales in the Display Technologies segment decreased by $61 million for the three months ended June 30, 2022, primarily driven by lower volumes in the mid-single digits in percentage terms. Net sales in this segment increased by $35 million for the six months ended June 30, 2022, primarily driven by volume growth in the low-single digits in percentage terms.

Net income in the Display Technologies segment decreased by $20 million and increased $3 million in the three and six months ended June 30, 2022, respectively, primarily driven by the changes in sales outlined above.

Specialty Materials

The following table provides net sales and net income for the Specialty Materials segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Segment net sales	$485	$483	0%	$978	$934	5%
Segment net income	$91	$81	12%	$166	$172	(3%)

Net sales in the Specialty Materials segment increased by $2 million and $44 million for the three and six months ended June 30, 2022, respectively, primarily due to strong demand of premium cover materials and advanced optics products.

Net income increased by $10 million for the three months ended June 30, 2022, primarily driven by adoption of our premium cover materials, and decreased $6 million for the six months ended June 30, 2022, primarily driven by increased investments in innovation programs that are moving towards commercialization.

Environmental Technologies

The following table provides net sales and net income for the Environmental Technologies segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Segment net sales	$356	$407	(13%)	$765	$848	(10%)
Segment net income	$62	$81	(23%)	$136	$155	(12%)

Net sales in the Environmental Technologies segment decreased by $51 million and $83 million for the three and six months ended June 30, 2022, respectively.  Sales of diesel products decreased $10 million, or 6%, and $18 million, or 5%, respectively, and automotive sales declined $41 million, or 17%, and $65 million, or 13%, respectively, primarily driven by sales declines of automotive products as automotive producers continued to experience constraints due to prolonged semiconductor chip shortages, the Russia-Ukraine war, and COVID-19 lockdowns in China.

Net income decreased $19 million in each of the periods ended June 30, 2022, primarily driven by the sales declines outlined above.

© 2022 Corning Incorporated. All Rights Reserved.

Life Sciences

The following table provides net sales and net income for the Life Sciences segment (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Segment net sales	$312	$312	—	$622	$612	2%
Segment net income	$37	$52	(29%)	$79	$100	(21%)

Net sales in the Life Sciences segment were flat and increased by $10 million in the three and six months ended June 30, 2022, respectively, and net income decreased by $15 million and $21 million for the three and six months ended June 30, 2022, respectively.  The changes in sales and net income were due to lower demand for COVID-related products, offset by growth in research and bioproduction products.  COVID-19 lockdowns in China and supply chain disruptions also impacted sales and profitability.

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

The following table provides net sales and net income (loss) for Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Net sales	$418	$288	45%	$793	$559	42%
Net income (loss)	$25	$(15)	*	$17	$(39)	*

* Not meaningful

Net sales of this segment increased by $130 million and $234 million in the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.  Net income increased by $40 million and $56 million, respectively.  The growth in sales and net income was primarily driven by Hemlock as demand for solar products remained strong, with AGS and CPT contributing to year-over-year growth.

CAPITAL RESOURCES AND LIQUIDITY

Financing and Capital Resources

In the second quarter of 2022, Corning amended and restated its existing revolving credit agreement, which provides a committed $1.5 billion unsecured multi-currency line of credit, primarily to extend the term to 2027.  Additionally, Corning amended and restated its 25 billion Japanese yen liquidity facility, equivalent to approximately $184 million, primarily to extend the term to 2025.  As of June 30, 2022 and December 31, 2021, there were no outstanding amounts under either the amended and restated or the existing facilities, respectively.

Corning had no outstanding commercial paper as of June 30, 2022 and December 31, 2021.

© 2022 Corning Incorporated. All Rights Reserved.

Share Repurchase Program

On April 26, 2018, Corning’s Board of Directors approved a $2 billion share repurchase program with no expiration date (the “2018 Repurchase Program”).  On July 17, 2019, Corning’s Board of Directors authorized $5 billion in share repurchases with no expiration date (the “2019 Repurchase Program”).

For the three and six months ended June 30, 2022, the Company repurchased 1.6 million shares and 5.5 million shares, respectively of common stock on the open market for approximately $53 million and $204 million, respectively as part of its 2019 Repurchase Program.

For the three and six months ended June 30, 2021, the Company repurchased approximately 35 million shares of common stock under the 2018 and 2019 Repurchase Programs.

Refer Note 12 (Shareholders' Equity) to the consolidated financial statements for additional information.

Capital Spending

Capital spending totaled $736 million for the six months ended June 30, 2022.  We expect our 2022 capital expenditures to be consistent with 2021.

Cash Flow

Summary of cash flow data (in millions):

	Six months ended
	June 30,
	2022	2021
Net cash provided by operating activities	$1,292	$1,494
Net cash used in investing activities	$(567)	$(415)
Net cash used in financing activities	$(1,178)	$(1,389)

Net cash provided by operating activities decreased by $202 million in the six months ended June 30, 2022, when compared to the same period in the prior year primarily driven by higher inventories, partially offset by increased net income.

Net cash used in investing activities increased by $152 million in the six months ended June 30, 2022, when compared to the same period last year.  Increased outflows for capital expenditures of $123 million and lower proceeds from unconsolidated entities of $91 million, were partially offset by higher realized gains on translated earnings contracts of $119 million.

Net cash used in financing activities decreased by $211 million in the six months ended June 30, 2022, when compared to the same period last year, primarily driven by lower repayments of short-term borrowings of $449 million, partially offset by increased purchases of treasury stock of $200 million.

Defined Benefit Pension Plans

Corning has defined benefit pension plans covering certain domestic and international employees. The Company’s funding policy is to contribute, over time, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets.  During 2022, the Company expects to make cash contributions of $30 million to our international pension plans.

© 2022 Corning Incorporated. All Rights Reserved.

Key Balance Sheet Data

Balance sheet and working capital measures are provided in the following table (in millions):

	June 30,	December 31,
	2022	2021
Working capital	$2,353	$2,853
Current ratio	1.4:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$1,786	$2,004
Days sales outstanding	44	49
Inventories, net	$2,835	$2,481
Inventory turns	3.6	3.7
Days payable outstanding (1)	59	50
Long-term debt	$6,677	$6,989
Total debt	$6,798	$7,044
Total debt to total capital	36%	36%

(1)	Includes trade payables only.

Management Assessment of Liquidity

Corning is committed to strong financial stewardship and expects to maintain a strong cash balance and generate positive free cash flow for the year.

We ended the second quarter of 2022 with approximately $1.6 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted.  We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed.  At June 30, 2022, approximately 64% of the consolidated amount was held outside the U.S.

Corning has a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, the Company may issue the paper from time to time and will use the proceeds for general corporate purposes. As of June 30, 2022, Corning had no outstanding commercial paper.

The Company’s $1.5 billion Revolving Credit Agreement is available to support its commercial paper program, if needed, and for general corporate purposes.

Other

Comprehensive reviews of significant customers and their creditworthiness are completed by analyzing their financial strength, at least annually or more frequently, for customers where Corning has identified an increased measure of risk.  The Company closely monitors payments and developments which may signal possible customer credit issues.  During the three months ended June 30, 2022 and March 31, 2022, Corning sold accounts receivable and accelerated collections for the periods by $350 million and $381 million, respectively.  The Company believes the accelerated collections will be, or would have been, collected during the normal course of business in the quarter following the respective sales. Corning has not currently identified any potential material impact on our liquidity resulting from customer credit issues.

We believe we have sufficient liquidity to fund operations, acquisitions, capital expenditures, scheduled debt repayments and dividend payments

The Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. At June 30, 2022, the leverage using this measure was approximately 36%. As of June 30, 2022, we were in compliance and no amounts were outstanding under the Company’s Revolving Credit Agreement.

© 2022 Corning Incorporated. All Rights Reserved.

The Company’s debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of the debt instruments contain a cross default provision, whereby an uncured default of a specified amount on one debt obligation of the Company, would be considered a default under the terms of another debt instrument. As of June 30, 2022, we were in compliance with all such provisions.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described in the 2021 Form 10-K and remain unchanged through the first six months of 2022. For certain items, additional details are provided below.

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

At June 30, 2022 and December 31, 2021, the carrying value of precious metals was $3.6 billion, and $3.5 billion, respectively, and significantly lower than the fair market value.  Most of these precious metals are utilized by the Display Technologies and Specialty Materials segments.  The potential for impairment exists in the future if negative events significantly decrease the cash flow of these segments. Such events include, but are not limited to, a significant decrease in demand for products or a significant decrease in profitability in our Display Technologies or Specialty Materials segments.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Significant Accounting Policies) to the consolidated financial statements.

© 2022 Corning Incorporated. All Rights Reserved.

ENVIRONMENT

Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 17 hazardous waste sites.  It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  As of June 30, 2022 and December 31, 2021, Corning had accrued approximately $86 million and $55 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

© 2022 Corning Incorporated. All Rights Reserved.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Environmental Litigation. See the 2021 Form 10-K, Part I, Item 3. For additional information and updates to estimated liabilities as of June 30, 2022, see Part I, Item 1, Financial Statements, Note 9 (Commitments and Contingencies) of the notes to the consolidated financial statements included under Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

© 2022 Corning Incorporated. All Rights Reserved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about purchases of common stock during the second quarter of 2022:

Issuer Purchases of Equity Securities

			Number of	Approximate
			shares purchased	dollar value of
	Total number	Average	as part of publicly	shares that may
	of shares	price paid	announced	yet be purchased
Period	purchased (1)	per share (2)	programs	under the programs
April 1 - 30, 2022	1,276,321	$34.55	1,003,733
May 1 - 31, 2022	777,418	35.23
June 1 - 30, 2022	564,343	32.19	559,047
Total	2,618,082	$34.24	1,562,780	$3,318,647,315

(1)	This column reflects: (i) 932,840 shares of common stock related to the vesting of employee restricted stock units; (ii) 79,451 shares of common stock related to the vesting of employee restricted stock; (iii) 43,011 shares of common stock related to the vesting of employee performance stock units; and (v) the purchase of 1,562,780 shares of common stock in open market repurchases under the 2019 Repurchase Program.
(2)	Represents the stock price at the time of surrender.

© 2022 Corning Incorporated. All Rights Reserved.

ITEM 6. EXHIBITS

(a)	Exhibits

	Exhibit Number	Exhibit Name

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Definition Document

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

© 2022 Corning Incorporated. All Rights Reserved.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

July 29, 2022	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President, Finance & Corporate Controller

© 2022 Corning Incorporated. All Rights Reserved.