Form 10-Q
period 2023-03-31
CORNING INC /NY
filed 2023-04-28
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2023
Corning’s Common Stock, $0.50 par value per share	850,130,495 shares

INDEX

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 31,
	2023	2022
Net sales	$3,178	$3,680
Cost of sales	2,175	2,397

Gross margin	1,003	1,283

Operating expenses:
Selling, general and administrative expenses	421	434
Research, development and engineering expenses	254	248
Amortization of purchased intangibles	31	31

Operating income	297	570

Interest income	7	3
Interest expense	(76)	(71)
Translated earnings contract (loss) gain, net (Note 10)	(8)	129
Other income, net	8	152

Income before income taxes	228	783
Provision for income taxes (Note 3)	(37)	(180)

Net income	191	603

Net income attributable to non-controlling interest	(15)	(22)

Net income attributable to Corning Incorporated	$176	$581

Earnings per common share available to common shareholders:
Basic (Note 4)	$0.21	$0.69
Diluted (Note 4)	$0.20	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended
	March 31,
	2023	2022
Net income	$191	$603

Foreign currency translation adjustments and other	(84)	(200)
Unamortized losses and prior service costs for postretirement benefit plans	(4)	(1)
Realized and unrealized gains on derivatives	21	14
Other comprehensive loss, net of tax	(67)	(187)

Comprehensive income	124	416

Comprehensive income attributable to non-controlling interest	(15)	(22)

Comprehensive income attributable to Corning Incorporated	$109	$394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets

Current assets:
Cash and cash equivalents	$1,146	$1,671
Trade accounts receivable, net of doubtful accounts - $27 and $40	1,688	1,721
Inventories (Note 5)	2,863	2,904
Other current assets	1,180	1,157
Total current assets	6,877	7,453

Property, plant and equipment, net of accumulated depreciation - $14,239 and $14,147	15,137	15,371
Goodwill, net	2,394	2,394
Other intangible assets, net	1,002	1,029
Deferred income taxes (Note 3)	1,106	1,073
Other assets	2,306	2,179

Total Assets	$28,822	$29,499

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$197	$224
Accounts payable	1,662	1,804
Other accrued liabilities (Notes 6 and 9)	2,914	3,147
Total current liabilities	4,773	5,175

Long-term debt (Note 7)	6,654	6,687
Postretirement benefits other than pensions (Note 8)	405	407
Other liabilities (Notes 6 and 9)	4,783	4,955
Total liabilities	16,615	17,224

Commitments and contingencies (Note 9)
Shareholders’ equity (Note 12):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	911	910
Additional paid-in capital – common stock	16,746	16,682
Retained earnings	16,713	16,778
Treasury stock, at cost; Shares held: 977 million and 977 million	(20,548)	(20,532)
Accumulated other comprehensive loss	(1,897)	(1,830)
Total Corning Incorporated shareholders’ equity	11,925	12,008
Non-controlling interest	282	267
Total equity	12,207	12,275

Total Liabilities and Equity	$28,822	$29,499

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$191	$603
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	310	342
Amortization of purchased intangibles	31	31
Gain on sale of business		(53)
Share-based compensation expense	52	42
Translation gain on Japanese yen-denominated debt	(18)	(84)
Deferred tax (benefit) provision	(38)	24
Translated earnings contract loss (gain)	8	(129)
Unrealized translation loss on transactions	33	20
Changes in assets and liabilities:
Trade accounts receivable	(28)	7
Inventories	17	(159)
Other current assets	(62)	(81)
Accounts payable and other current liabilities	(369)	77
Customer deposits and government incentives	(17)	(9)
Deferred income	(6)	(25)
Other, net	(153)	(72)
Net cash (used in) provided by operating activities	(49)	534

Cash Flows from Investing Activities:
Capital expenditures	(382)	(383)
Proceeds from sale of equipment to related party	67
Proceeds from sale of business		74
Realized gains on translated earnings contracts	81	40
Other, net	6	(9)
Net cash used in investing activities	(228)	(278)

Cash Flows from Financing Activities:
Repayments of short-term borrowings	(69)	(11)
Proceeds from other financing arrangements	54
Proceeds from exercise of stock options	16	18
Purchases of common stock for treasury		(149)
Dividends paid	(239)	(228)
Other, net	(10)	(5)
Net cash used in financing activities	(248)	(375)
Effect of exchange rates on cash		(13)
Net decrease in cash and cash equivalents	(525)	(132)
Cash and cash equivalents at beginning of period	1,671	2,148
Cash and cash equivalents at end of period	$1,146	$2,016

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2022	$910	$16,682	$16,778	$(20,532)	$(1,830)	$12,008	$267	$12,275
Net income			176			176	15	191
Other comprehensive loss					(67)	(67)		(67)
Shares issued to benefit plans and for option exercises	1	64				65		65
Common dividends ($0.28 per share)			(241)			(241)		(241)
Other, net (1)				(16)		(16)		(16)
Balance as of March 31, 2023	$911	$16,746	$16,713	$(20,548)	$(1,897)	$11,925	$282	$12,207

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2021	$907	$16,475	$16,389	$(20,263)	$(1,175)	$12,333	$212	$12,545
Net income			581			581	22	603
Other comprehensive loss					(187)	(187)		(187)
Purchase of common stock for treasury				(151)		(151)		(151)
Shares issued to benefit plans and for option exercises	1	56				57		57
Common dividends ($0.27 per share)			(233)			(233)		(233)
Other, net (1)				(5)		(5)		(5)
Balance as of March 31, 2022	$908	$16,531	$16,737	$(20,419)	$(1,362)	$12,395	$234	$12,629

(1)	Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and its subsidiary companies.

The consolidated financial statements include the consolidated accounts of Corning Incorporated and its subsidiaries consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods presented. All intercompany accounts, transactions and profits have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The results of operations for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

The non-controlling interest as recorded in the consolidated financial statements represents amounts attributable to the minority shareholders of Hemlock Semiconductor Group (“Hemlock”) and other less-than-wholly-owned consolidated subsidiaries.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the results of operations, financial position, or changes in shareholders’ equity.

2. Revenue

Disaggregated Revenue

The following table presents revenues by product category (in millions):

	Three months ended
	March 31,
	2023	2022
Telecommunication products	$1,125	$1,198
Display products	609	906
Specialty glass products	404	493
Environmental substrate and filter products	407	401
Life science products	247	307
Polycrystalline silicon products	277	282
All other products	109	93
Total revenue	$3,178	$3,680

Customer Deposits

As of March 31, 2023 and December 31, 2022, Corning had customer deposits of approximately $1.2 billion and $1.3 billion, respectively.  Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to 10 years.  As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.

For the three months ended March 31, 2023 and 2022, customer deposits recognized were $70 million and $83 million, respectively.

Refer to Note 6 (Other Liabilities) for additional information.

Deferred Revenue

As of March 31, 2023 and December 31, 2022, Corning had deferred revenue of approximately $863 million and $869 million, respectively.  Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by Hemlock from its customers under long-term supply agreements.

Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units.  For the three months ended  March 31, 2023 and 2022, the amount of deferred revenue recognized in the consolidated statements of income was not material.

Refer to Note 6 (Other Liabilities) for additional information.

3. Income Taxes

The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended
	March 31,
	2023	2022
Provision for income taxes	$(37)	$(180)
Effective tax rate	16.2%	23.0%

For the three months ended March 31, 2023, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to differences arising from foreign earnings and a net benefit due to foreign derived intangible income.  For the three months ended March 31, 2022, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to changes in tax reserves and the impact of changes in tax legislation, partially offset by differences arising from foreign earnings.

Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company is required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessments. Corning believes that it is more likely than not the Company will prevail in the appeals process. The non-current receivable balance was $358 million and $349 million as of March 31, 2023 and December 31, 2022, respectively, for the amount on deposit with the South Korean government.

4. Earnings Per Common Share

The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2023	2022
Net income attributable to Corning Incorporated	$176	$581

Weighted-average common shares outstanding – basic	844	843
Effect of dilutive securities:
Stock options and other dilutive securities	15	16
Weighted-average common shares outstanding – diluted	859	859
Basic earnings per common share	$0.21	$0.69
Diluted earnings per common share	$0.20	$0.68

Anti-dilutive potential shares excluded from diluted earnings per common share:
Employee stock options and awards	5

5. Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Finished goods	$1,272	$1,315
Work in process	607	571
Raw materials and accessories	518	537
Supplies and packing materials	466	481
Inventories	$2,863	$2,904

6. Other Liabilities

Other liabilities consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Current liabilities:
Wages and employee benefits	$447	$727
Income taxes	157	127
Derivative instruments (Note 10)	144	174
Deferred revenue (Note 2)	170	144
Customer deposits (Note 2)	165	132
Share repurchase liability (Note 12)	507	506
Short-term operating leases	100	111
Other current liabilities	1,224	1,226
Other accrued liabilities	$2,914	$3,147

Non-current liabilities:
Defined benefit pension plan liabilities	$680	$668
Derivative instruments (Note 10)	43	17
Deferred revenue (Note 2)	693	725
Customer deposits (Note 2)	1,038	1,137
Deferred tax liabilities	219	243
Long-term operating leases	846	795
Other non-current liabilities	1,264	1,370
Other liabilities	$4,783	$4,955

7. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.4 billion and $6.1 billion as of March 31, 2023 and December 31, 2022, respectively, compared to the carrying value of $6.7 billion as of March 31, 2023 and December 31, 2022. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

Corning had no outstanding commercial paper as of March 31, 2023 and December 31, 2022.

8. Employee Retirement Plans

Corning has defined benefit pension plans covering certain domestic and international employees. The Company may contribute, as necessary, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During 2023, the Company plans to make cash contributions of $28 million to international pension plans.

The following table presents the components of net periodic benefit expense for employee retirement plans, which other than the service cost component is recorded in other income, net in the consolidated statements of income (in millions):

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$23	$32	$1	$2
Interest cost	45	27	6	4
Expected return on plan assets	(46)	(55)
Amortization of actuarial net gain			(5)
Amortization of prior service cost (credit)	2	1	(1)	(1)
Total pension and postretirement benefit expense	$24	$5	$1	$5

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

Dow Corning Environmental Claims

In September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has, or will, experience losses arising from remediation and response at a number of sites.  In the event Dow is liable for these claims, Corning may be required to indemnify Dow for up to 50% of that liability, subject to certain conditions and limits.  As of March 31, 2023, Corning has determined a potential liability for these environmental matters is probable and the amount reserved was not material.

Environmental Litigation

Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 19 hazardous waste sites.  It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  As of  March 31, 2023 and December 31, 2022, Corning had accrued approximately $101 million and $109 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

10. Hedging Activities

Designated Hedges

Corning uses over-the-counter (“OTC”) foreign exchange forward contracts designated as cash flow hedges to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total gross notional values for foreign currency cash flow hedges are $365 million and $419 million at March 31, 2023 and December 31, 2022, respectively, with maturities through 2024. Corning defers gains and losses related to cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. At March 31, 2023, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax gain of $29 million.

Corning has entered into leases of precious metals, with maturities through 2025. To offset the risk of changes in the fair value of the Company’s separate accounting pool of leased precious metals due to adverse changes in the respective market prices, Corning designated the bifurcated embedded derivatives included in these leases as fair value hedges. The gain or loss on the derivatives, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. The amounts representing the time value component of the derivatives are excluded from the assessment of effectiveness and amortized in earnings. The impact of the excluded component on Corning’s other comprehensive income and earnings is not material. The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $185 million and $278 million, respectively, as of March 31, 2023 and December 31, 2022. The carrying amount of the leased precious metals pool includes cumulative fair value losses of $188 million and $95 million as of March 31, 2023 and December 31, 2022, respectively.

Undesignated Hedges

Corning uses OTC foreign exchange forward and option contracts not designated as hedging instruments for accounting purposes to offset economic currency risks. The undesignated hedges limit exposure to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.

A significant portion of the Company’s non-U.S. revenue and expenses are denominated in Japanese yen, South Korean won, new Taiwan dollar, Chinese yuan and euro. When this revenue and these expenses are translated to U.S. dollars, the Company is exposed to foreign exchange rate movements. To protect translated earnings against movements in these currencies, the Company has entered into a series of average rate forwards and option contracts. Most of these contracts hedge a significant portion of the Company’s exposure to the Japanese yen, with maturities through 2024, and South Korean won, with maturities through 2026.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis as of  March 31, 2023 and December 31, 2022 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance	Fair value		Balance	Fair value
	March	December	sheet	March	December	sheet	March	December
	31, 2023	31, 2022	location	31, 2023	31, 2022	location	31, 2023	31, 2022
Derivatives designated as hedging instruments (1)
Foreign exchange and precious metals lease contracts (1)	$365	$419	Other current assets	$75	$26	Other accrued liabilities		$(1)
			Other assets	146	78

Derivatives not designated as hedging instruments
Foreign exchange contracts	2,924	2,231	Other current assets	22	44	Other accrued liabilities	$(18)	(49)
Translated earnings contracts	6,770	7,543	Other current assets	354	384	Other accrued liabilities	(126)	(124)
			Other assets	114	146	Other liabilities	(43)	(17)
Total derivatives	$10,059	$10,193		$711	$678		$(187)	$(191)

(1)

As of  March 31, 2023, derivatives designated as hedging instruments include foreign exchange cash flow hedges with gross notional amounts of $365 million and fair value hedges of leased precious metals with gross notional amounts of 23,152 troy ounces.  As of  December 31, 2022, derivatives designated as hedging instruments include foreign exchange cash flow hedges with gross notional amounts of $419 million and fair value hedges of leased precious metals with gross notional amounts of 23,152 troy ounces.

The following table summarizes the total gross notional value for translated earnings contracts as of  March 31, 2023 and December 31, 2022 (in billions):

	March 31,	December 31,
	2023	2022
Average rate forward contracts:
Japanese yen-denominated	$0.2	$0.1
South Korean won-denominated	2.0	2.1
Other foreign currencies (1)	0.8	0.7
Option contracts:
Japanese yen-denominated (2)	3.8	4.6
Total gross notional value for translated earning contracts	$6.8	$7.5

(1)	Denominational currencies for other average rate forward contracts include the Chinese yuan, New Taiwan dollar, euro and British pound.
(2)

Japanese yen-denominated option contracts include purchased put and call options, knock-out options, and zero-cost collars. With respect to the zero-cost collars, the gross notional amount includes the value of the put and call options. However, due to the nature of the zero-cost collars, only the put or call option can be exercised at maturity.

The fair values of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the consolidated balance sheets. Changes in the fair value of the derivative contracts are recorded currently in earnings within translated earnings contract (loss) gain, net in the consolidated statements of income.

The following tables summarize the effect in the consolidated statements of income relating to Corning’s derivative financial instruments (in millions).  The accumulated derivative gain included in accumulated other comprehensive loss on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 is $44 million and $19 million, respectively.

	Three months ended March 31,
			Location of gain (loss)
	Gain recognized		reclassified from	Gain (loss) reclassified
Derivative hedging	in other comprehensive		accumulated	from accumulated
relationships for cash	income (OCI)		OCI into income	OCI into income
flow and fair value hedges	2023	2022	effective (ineffective)	2023	2022

			Net sales		$10
			Cost of sales	$7	7
Foreign exchange and precious metals lease contracts	$32	$34	Other income, net	(1)	(1)
Total cash flow and fair value hedges	$32	$34		$6	$16

		Gain (loss) recognized in income
		Three months ended
	Location of gain (loss)	March 31,
Undesignated derivatives	recognized in income	2023	2022

Foreign exchange contracts	Other income, net	$13	$26
Translated earnings contracts	Translated earnings contract (loss) gain, net	(8)	129
Total undesignated		$5	$155

11. Fair Value Measurements

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Current assets:
Other current assets (1)	$503	$2	$451	$50	$505	$2	$454	$49
Non-current assets:
Other assets (1)	$266	$6	$260		$225		$224	$1
Current liabilities:
Other accrued liabilities (1)	$144		$144		$174		$174
Non-current liabilities:
Other liabilities (1)	$60		$60		$34		$34

(1)	Derivative assets and liabilities include foreign exchange and precious metals lease contracts which were measured using observable inputs for similar assets and liabilities.

There were no significant financial assets and liabilities measured on a non-recurring basis as of March 31, 2023 and December 31, 2022.

12. Shareholders’ Equity

Fixed Rate Cumulative Convertible Preferred Stock, Series A

We had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020. On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021, we executed the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”) and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, we repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid in April 2022 and 2021. The remaining payment of approximately $507 million was made in April 2023.

Share Repurchase Program

In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock upon the completion of the 2018 repurchase plan (“2019 Authorization”).

During the three months ended  March 31, 2022 the Company repurchased 3.9 million shares of common stock on the open market for approximately $151 million as part of its 2019 Authorization. No shares were purchased on the open market during the three months ended March 31, 2023.

As of March 31, 2023, approximately $3.3 billion remains available under the Company's 2019 Authorization.

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2023 and 2022, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustment.

The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates' accumulated other comprehensive loss (in millions) (1):

	Three months ended
	March 31,
	2023	2022
Beginning balance	$(1,712)	$(933)
Loss on foreign currency translation (2)	(83)	(198)
Equity method affiliates (3)	(1)	(2)
Net current-period other comprehensive loss	(84)	(200)
Ending balance	$(1,796)	$(1,133)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)	For the three months ended March 31, 2023 and 2022, amounts are net of tax benefit of $16 million and $11 million, respectively.
(3)	Tax effects are not significant.

13. Share-Based Compensation

For the three months ended March 31, 2023 and 2022, share-based compensation cost was $52 million and $42 million, respectively.

Incentive Stock Plans

Time-Based Restricted Stock and Restricted Stock Units

The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the  three months ended March 31, 2023:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units at December 31, 2022	11,299	$29.19
Granted	5,772	35.14
Vested	(218)	30.33
Forfeited	(66)	29.92
Non-vested shares and share units at March 31, 2023	16,787	$31.22

Performance-Based Restricted Stock Units

The following table summarizes the changes in non-vested performance-based restricted stock units for the three months ended March 31, 2023:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units at December 31, 2022	4,696	$35.41
Granted	1,110	35.14
Vested	(719)	33.88
Performance adjustments	107	40.95
Forfeited	(24)	35.23
Non-vested share units at March 31, 2023	5,170	$35.68

Stock Options

The following table summarizes information concerning stock options as of  March 31, 2023 and the related activity for the three months ended March 31, 2023:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term	value
	(in thousands)	price	(in years)	(in thousands)
Options outstanding as of December 31, 2022	9,665	$22.92
Exercised	(833)	19.68
Forfeited and expired	(32)	19.65
Options outstanding as of March 31, 2023	8,800	23.24	5.72	$105,985
Options expected to vest as of March 31, 2023	8,794	23.24	5.72	105,910
Options exercisable as of March 31, 2023	7,079	24.11	5.37	79,091

There were no stock options granted during the three months ended March 31, 2023 or 2022.

14. Reportable Segments

The Company has determined that it has five reportable segments for financial reporting purposes, as follows:

●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry; the carrier network group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications, and the enterprise network group consists primarily of optical-based communication networks sold to businesses, governments and individuals for their own use.
●	Display Technologies – manufactures high quality glass substrates for flat panel displays, including liquid crystal displays and organic light-emitting diodes that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices.
●	Specialty Materials – manufactures products that provide material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs across a wide variety of commercial and industrial markets, including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
●	Environmental Technologies – manufactures ceramic substrates and filter products for emissions control systems in mobile applications.
●	Life Sciences – develops, manufactures, and supplies laboratory products, including labware, equipment, media, serum and reagents, enabling workflow solutions for drug discovery and bioproduction.

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

Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions. As a significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on segment net sales and segment net income of translating these currencies into U.S. dollars.  Therefore, the Company utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments to exclude the impact on segment sales and segment net income (loss) from the Japanese yen, South Korean won, Chinese yuan, new Taiwan dollar and euro, as applicable to the segment.  The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display Technologies segment.  Management utilizes constant-currency reporting based on internally-derived rates, as detailed below, which are closely aligned with the currencies we have hedged.

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

Corning’s administrative and staff functions are performed on a centralized basis and such costs and expenses are allocated among the segments differently than they would be for stand-alone financial reporting purposes. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income to consolidated net income. Segment net income (loss) may not be consistent with measures used by other companies.

Segment Information (in millions):

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended March 31, 2023
Segment net sales	$1,125	$763	$406	$431	$256	$386	$3,367
Depreciation (1)	$66	$123	$35	$33	$17	$33	$307
Research, development and engineering expenses (2)	$60	$23	$53	$24	$10	$39	$209
Income tax provision (3)	$(43)	$(42)	$(10)	$(22)	$(2)	$(9)	$(128)
Segment net income	$159	$160	$39	$82	$9	$16	$465

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended March 31, 2022
Segment net sales	$1,198	$959	$493	$409	$310	$375	$3,744
Depreciation (1)	$59	$156	$40	$33	$14	$38	$340
Research, development and engineering expenses (2)	$55	$31	$53	$25	$9	$40	$213
Income tax provision (3)	$(45)	$(63)	$(20)	$(20)	$(11)	$(1)	$(160)
Segment net income (loss)	$166	$236	$75	$74	$42	$(8)	$585

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax provision reflects a tax rate of 21%.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended
	March 31,
	2023	2022
Net sales of reportable segments	$2,981	$3,369
Net sales of Hemlock and Emerging Growth Businesses	386	375
Impact of constant currency reporting (1)	(189)	(64)
Consolidated net sales	$3,178	$3,680

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Three months ended
	March 31,
	2023	2022
Net income of reportable segments	$449	$593
Net income (loss) of Hemlock and Emerging Growth Businesses	16	(8)
Unallocated amounts:
Impact of constant currency reporting	(149)	(63)
(Loss) gain on foreign currency hedges related to translated earnings	(8)	129
Translation gain on Japanese yen-denominated debt	18	84
Research, development, and engineering expenses	(45)	(35)
Amortization of intangibles	(31)	(31)
Interest expense, net	(56)	(61)
Income tax benefit (provision)	91	(20)
Restructuring, impairment and other charges and credits	(66)	(33)
Gain on sale of business		53
Other corporate items	(43)	(27)
Net income attributable to Corning Incorporated	$176	$581

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide a historical and prospective narrative on our financial condition and results of operations through the eyes of management and should be read in conjunction with our MD&A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Our MD&A is organized as follows:

●	Overview
●	Results of Operations
●	Segment Analysis
●	Core Performance Measures
●	Liquidity and Capital Resources
●	Environment
●	Critical Accounting Estimates
●	Forward-Looking Statements

OVERVIEW

Corning Incorporated is central to the advancement of the industries we serve and secular trends touching many facets of daily life. It all starts with our focused and cohesive portfolio. We maintain clear leadership in three core technologies and four proprietary manufacturing and engineering platforms. We apply new combinations of our assets and capabilities to solve a broad range of significant challenges and shape new industries in tandem with our customers. By reapplying and repurposing our insights and assets across multiple opportunities and markets, we increase our profitably. Importantly, as we partner closely with our customers to realize their visions and help solve their toughest technology challenges, we unlock new ways to integrate more of our content into their ecosystems. This “More Corning” approach provides a powerful value-creation lever. We’re not just relying on people buying more stuff; we’re driving more Corning content into the products they’re already buying.

Our accomplishments over the past several years illustrate the efficacy of our approach. Despite the challenging external environment, we have advanced fiber-to-the-home and data center solutions in Optical Communications, delivered on our gasoline particulate filter content opportunity in Environmental Technologies, introduced Ceramic Shield with Apple in Specialty Materials and ramped our Gen 10.5 plants to extend our leadership in Display Technologies. In addition, we made major progress on our emerging innovations; we gained significant traction in our Automotive Glass Solutions business; and our pharmaceutical packaging portfolio played a central role in combatting the global pandemic. These achievements have helped extend our leadership positions across our markets and pave the way for future growth.

At the same time, profitability and cash flow have lagged sales growth. Since 2020, the external environment has been characterized by the impact of the pandemic and its resulting effects including supply chain disruptions, large swings in consumer spending and inflation. Our core priorities throughout this period were protecting our people and delivering for our customers, and as a result, we operated with elevated staffing and higher-than-normal inventory levels during this period leading to reduced productivity. In addition, persistent inflation added to the cost of raw materials we purchased, the cost to produce and ship our products and the inventory we maintained.

In response, we took a series of actions to improve profitability and cash generation throughout 2022 and into 2023. We took multiple additional actions, including raising prices across our businesses to more appropriately share inflationary costs with our customers; adjusting our productivity ratios closer to historical metrics without impacting our ability to supply and capture future growth; and normalizing inventory levels. We expect these actions to improve profitability and cash flow throughout 2023, and they began delivering notable results in the first quarter.

Overall, we will continue to focus on operating each of our businesses well and adjusting to meet the needs of the moment while simultaneously advancing growth initiatives and capabilities that will drive continued success as the global economy stabilizes. Our focused and cohesive portfolio provides strategic resilience that is evident in our results, even in the current environment. We remain confident in our relevance to long-term secular trends and our “More Corning” approach, and we are well positioned to capture durable, profitable growth as the global economy improves.

Summary of results for the three months ended March 31, 2023

For the three months ended March 31, 2023, net sales were $3,178 million, compared to $3,680 million for the three months ended March 31, 2022, a net decrease of $502 million, or 14%, primarily driven by decreased sales in Display Technologies of $196 million, Specialty Materials of $87 million, Optical Communications of $73 million and Life Sciences of $54 million. In addition, movements in foreign exchange rates adversely impacted Corning’s consolidated net sales by $116 million for the three months ended March 31, 2023, when compared to the same period in 2022.

For the three months ended March 31, 2023, Corning generated net income attributable to Corning Incorporated of $176 million compared to $581 million for the three months ended March 31, 2022. The decrease of $405 million was primarily driven by a decrease in segment net income in Display Technologies of $76 million, Specialty Materials of $36 million, and Life Sciences of $33 million, a $105 million decrease in translated earnings contract gains and a $50 million decrease of translation gains on our Japanese yen-denominated debt. In addition, movements in foreign exchange rates adversely impacted the results by $32 million for the three months ended March 31, 2023, when compared to the same period in 2022. As a result of the decrease in net income attributable to Corning Incorporated, diluted earnings per share for the three months ended March 31, 2023 was $0.20 per diluted share compared to $0.68 per diluted share for the three months ended March 31, 2022.

2023 Corporate Outlook

We expect core net sales of approximately $3.4 billion to $3.6 billion for the second quarter of 2023.

RESULTS OF OPERATIONS

The following table presents selected highlights from our operations (in millions):

	Three months ended		%
	March 31,		change
	2023	2022	23 vs. 22

Net sales	$3,178	$3,680	(14%)

Gross margin	$1,003	$1,283	(22%)
(gross margin %)	32%	35%

Selling, general and administrative expenses	$421	$434	(3%)
(as a % of net sales)	13%	12%

Research, development and engineering expenses	$254	$248	2%
(as a % of net sales)	8%	7%

Translated earnings contract (loss) gain, net	$(8)	$129	*
(as a % of net sales)	*	4%

Income before income taxes	$228	$783	(71%)
(as a % of net sales)	7%	21%

Provision for income taxes	$(37)	$(180)	(79%)
Effective tax rate	16%	23%

Net income attributable to Corning Incorporated	$176	$581	(70%)
(as a % of net sales)	6%	16%

Comprehensive income attributable to Corning Incorporated	$109	$394	(72%)

*	Not meaningful

Net Sales

Net sales for the three months ended March 31, 2023 decreased by $502 million, or 14%, when compared to the same period in 2022. The decrease was primarily driven by decreased segment sales in Display Technologies of $196 million, Specialty Materials of $87 million, Optical Communications of $73 million and Life Sciences of $54 million. Refer to the “Segment Analysis” section of our MD&A below for a discussion of net sales by segment.

Cost of Sales / Gross Margin

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

For the three months ended March 31, 2023, gross margin decreased by $280 million, or 22%, and declined as a percentage of sales by 3 percentage points when compared to the same period in 2022. The decline in gross margin was primarily driven by higher production costs as a result of the decline in sales volume across the businesses. In addition, movements in foreign exchange rates adversely impacted Corning’s consolidated gross margin by $75 million for the three months ended March 31, 2023 when compared to the same period in 2022.

Selling, General and Administrative Expenses

For the three months ended March 31, 2023, selling, general and administrative expenses decreased by $13 million, or 3%, and were fairly consistent as a percentage of sales when compared to the same period in 2022.

The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits; share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

Research, Development and Engineering Expenses

For the three months ended March 31, 2023, research, development and engineering expenses increased by $6 million, or 2%, and were fairly consistent as a percentage of sales when compared to the same period in 2022.

Translated earnings contract (loss) gain, net

Included in translated earnings contract (loss) gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and British pound and its impact on net income.

The following table provides detailed information on the impact of translated earnings contract (loss) gain, net (in millions):

	Three months ended		Three months ended		Change
	March 31, 2023		March 31, 2022		2023 vs. 2022
	Income		Income		Income
	before	Net	before	Net	before	Net
	tax	income	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1)	$67	$52	$33	$25	$34	$27
Unrealized (loss) gain, net (2)	(75)	(58)	96	74	(171)	(132)
Total translated earnings contract (loss) gain, net	$(8)	$(6)	$129	$99	$(137)	$(105)

(1)

For the three months ended March 31, 2023 and 2022, amount includes pre-tax realized losses of $14 million and $7 million, respectively, related to the expiration of option contracts.  These amounts were reflected within operating activities in the consolidated statements of cash flows.

(2)	The impact to income for the three months ended March 31, 2023 and 2022 was primarily driven by Japanese yen and South Korean won-denominated hedges of translated earnings.

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates, including the impact of hedges realized in the current period, adversely impacted Corning’s consolidated income before income taxes by $40 million for the three months ended March 31, 2023 when compared to the same period in 2022.

Provision for Income Taxes

For the three months ended March 31, 2023, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and a net benefit due to foreign derived intangible income.

For the three months ended March 31, 2022, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to changes in tax reserves and the impact of changes in tax legislation, partially offset by differences arising from foreign earnings.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income attributable to Corning Incorporated and per share data were as follows (in millions, except per share amounts):

	Three months ended
	March 31,
	2023	2022
Net income attributable to Corning Incorporated	$176	$581
Basic earnings per common share	$0.21	$0.69
Diluted earnings per common share	$0.20	$0.68

Weighted-average common shares outstanding - basic	844	843
Weighted-average common shares outstanding - diluted	859	859

Comprehensive Income attributable to Corning Incorporated

Comprehensive income attributable to Corning Incorporated for the three months ended March 31, 2023 was $109 million compared to $394 million for the three months ended March 31, 2022. This decrease is primarily due to the $412 million decrease in net income attributable to Corning Incorporated and a decrease in net losses on foreign currency translation adjustments of $116 million, primarily driven by the Japanese yen and South Korean won.

SEGMENT ANALYSIS

Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the Chief Operating Decision Maker (“CODM”) in making internal operating decisions, which is more fully discussed within Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of our segment information to the corresponding amounts in our consolidated statements of income.

Segment net income (loss) may not be consistent with measures used by other companies.

The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%
	March 31,		change	change
	2023	2022	23 vs. 22	23 vs. 22
Optical Communications	$1,125	$1,198	$(73)	(6)%
Display Technologies	763	959	(196)	(20)%
Specialty Materials	406	493	(87)	(18)%
Environmental Technologies	431	409	22	5%
Life Sciences	256	310	(54)	(17)%
Net sales of reportable segments	2,981	3,369	(388)	(12)%
Hemlock and Emerging Growth Businesses	386	375	11	3%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$3,367	$3,744	$(377)	(10)%

(1)	Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.

Optical Communications

The decrease in segment net sales was primarily driven by a decline in sales volume for carrier products due to the timing of several large customer projects.

Display Technologies

The decrease in segment net sales was due to lower volumes, primarily attributable to the slow recovery of panel maker utilization, while price remained relatively consistent.

Specialty Materials

The decrease in segment net sales was primarily driven by lower demand in the smartphone, tablet and notebook markets, partially offset by continued demand for advanced optics.

Environmental Technologies

The increase in segment net sales was primarily driven by increased demand of gasoline particulate filters as well as increased sales of light-duty and heavy-duty diesel products due to supply chain inventory replenishment.

Life Sciences

The decrease in segment net sales was impacted by the lower demand for COVID-related products and the impact of customers drawing down their inventory.

Hemlock and Emerging Growth Businesses

The increase in segment net sales was primarily driven by increase in sales from our Pharmaceutical Technologies business, partially offset by a slight decrease in Hemlock sales due to a decline in solar prices.

The following table presents segment net income (loss) by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%
	March 31,		change	change
	2023	2022	23 vs. 22	23 vs. 22
Optical Communications	$159	$166	$(7)	(4)%
Display Technologies	160	236	(76)	(32)%
Specialty Materials	39	75	(36)	(48)%
Environmental Technologies	82	74	8	11%
Life Sciences	9	42	(33)	(79)%
Net income of reportable segments	449	593	(144)	(24)%
Hemlock and Emerging Growth Businesses	16	(8)	24	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$465	$585	$(120)	(21)%

*	Not meaningful
(1)	Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.

Optical Communications

The decrease in segment net income was primarily driven by a decline in sales volume, as outlined above, partially offset by improvements from pricing and productivity actions.

Display Technologies

The decrease in segment net income was primarily driven by lower glass volume, impacting sales, as outlined above.

Specialty Materials

The decrease in segment net income was primarily driven by the decline in sales volume, as outlined above, and impacted by continued development spending related to next-generation products.

Environmental Technologies

The increase in segment net income was primarily driven by the increase in sales, as outlined above.

Life Sciences

The decrease in segment net income was primarily driven by lower sales volume, as outlined above, and the impact of reducing our production levels.

Hemlock and Emerging Growth Businesses

The increase in segment net income was primarily driven by our Pharmaceutical Technologies business, due to the increased sales as outlined above, and improvements resulting from productivity actions.

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

In addition, because a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. Therefore, management utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments to exclude the impact from the Japanese yen, South Korean won, Chinese yuan, new Taiwan dollar and euro, as applicable to the segment. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display Technologies segment. We establish constant-currency rates based on internally derived management estimates, which are closely aligned with the currencies we have hedged. For details of the rates used, please see the footnotes to the “Reconciliation of Non-GAAP Measures” section.

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

Core performance measures are not prepared in accordance with GAAP, but management believes that reporting core performance measures provides investors with greater transparency to the information used by our management team to make financial and operational decisions.  We believe investors should consider these non-GAAP measures in evaluating results as they are more indicative of our core operating performance and how management evaluates operational results and trends. These measures are not, and should not be viewed as a substitute for, GAAP reporting measures. With respect to the outlook for future periods, it is not possible to provide reconciliations for these non-GAAP measures because management does not forecast the movement of foreign currencies against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of management’s control. As a result, management is unable to provide outlook information on a GAAP basis.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures.”

RESULTS OF OPERATIONS – CORE PERFORMANCE MEASURES

The following table presents selected highlights from our operations, excluding certain items (in millions):

	Three months ended		%
	March 31,		change
	2023	2022	23 vs. 22
Core net sales	$3,367	$3,744	(10)%
Core net income	$350	$465	(25)%

Core Net Sales

Core net sales are consistent with net sales by reportable segment and Hemlock and Emerging Growth Businesses. Segment and Hemlock and Emerging Growth Businesses net sales and variances are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income

For the three months ended March 31, 2023, we generated core net income of $350 million, or $0.41 per core diluted share, compared to core net income generated for the three months ended March 31, 2022 of $465 million, or $0.54 per core diluted share.  The decrease of $115 million, or $0.13 per core diluted share, was primarily due to lower core net income for Display Technologies of $76 million, Specialty Materials of $36 million and Life Sciences of $33 million. This was partially offset by higher core net income for Environmental Technologies of $8 million and Hemlock and Emerging Growth Businesses of $24 million. Segment and Hemlock and Emerging Growth Businesses net sales and variances are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Common Share

Core earnings per share decreased for the three months ended March 31, 2023 to $0.41 per share, primarily as a result of the changes in core net income, outlined above.

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2023	2022
Core net income	$350	$465

Weighted-average common shares outstanding - basic	844	843
Effect of dilutive securities:
Stock options and other dilutive securities	15	16
Weighted-average common shares outstanding - diluted	859	859
Core basic earnings per common share	$0.41	$0.55
Core diluted earnings per common share	$0.41	$0.54

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

Core net sales and core net income and the related per share numbers are non-GAAP financial measures utilized by management to analyze financial performance without the impact of items that are driven by general economic conditions and events that do not reflect the underlying fundamentals and trends in our operations.

See “Items Excluded from GAAP Measures” for the descriptions of the footnoted reconciling items.

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended March 31, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$3,178	$228	$176	16.2%	$0.20
Constant-currency adjustment (1)	189	149	114		0.13
Translation gain on Japanese yen-denominated debt (2)		(18)	(14)		(0.02)
Translated earnings contract loss (3)		8	6		0.01
Acquisition-related costs (4)		34	20		0.02
Discrete tax items and other tax-related adjustments (5)			(2)		(0.00)
Restructuring, impairment and other charges and credits (6)		66	53		0.06
Pension mark-to-market adjustment (7)		10	8		0.01
Loss on investments (8)		4	4		0.00
Gain on sale of assets (9)		(20)	(15)		(0.02)
Core performance measures	$3,367	$461	$350	19.4%	$0.41

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate (“ETR”) excludes net income attributable to non-controlling interests (“NCI”).

	Three months ended March 31, 2022
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$3,680	$783	$581	23.0%	$0.68
Constant-currency adjustment (1)	64	63	49		0.06
Translation gain on Japanese yen-denominated debt (2)		(84)	(64)		(0.07)
Translated earnings contract gain (3)		(129)	(99)		(0.12)
Acquisition-related costs (4)		39	32		0.04
Discrete tax items and other tax-related adjustments (5)			11		0.01
Restructuring, impairment and other charges and credits (6)		33	24		0.03
Pension mark-to-market adjustment (7)		(10)	(8)		(0.01)
Gain on sale of business (10)		(53)	(41)		(0.05)
Contingent consideration (11)		(26)	(20)		(0.02)
Core performance measures	$3,744	$616	$465	21.0%	$0.54

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the ETR excludes net income attributable to NCI.

See “Items Excluded from GAAP Measures” for the descriptions of the footnoted reconciling items.

Items Excluded from GAAP Measures

Items which we exclude from GAAP measures to arrive at core performance measures were as follows:

(1)

Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments for the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment.

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

(6)	Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, primarily accelerated depreciation, asset write-offs and facility repairs resulting from power outages, which are not related to ongoing operations.
(7)	Pension mark-to-market adjustment: Amount primarily reflects defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(8)	Loss on investments: Amount primarily reflects the gain or loss recognized on investment due to mark-to-mark adjustments for the change in fair value or the disposition of the investment.
(9)	Gain on sale of assets: Amount represents the gain recognized for the sale assets.
(10)	Gain on sale of business: Amount represents the gain recognized for the sale of a business.
(11)	Contingent consideration: Amount reflects the fair value mark-to-market cost adjustment of contingent consideration resulting from the Hemlock transaction on September 9, 2020.

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

The following table presents balance sheet and working capital measures (in millions):

	March 31,	December 31,
	2023	2022
Working capital	$2,104	$2,278
Current ratio	1.4:1	1.4:1
Trade accounts receivable, net of doubtful accounts	$1,688	$1,721
Days sales outstanding	48	45
Inventories	$2,863	$2,904
Inventory turns	3.3	3.4
Days payable outstanding (1)	49	52
Long-term debt	$6,654	$6,687
Total debt	$6,851	$6,911
Total debt to total capital	36%	36%

(1)	Includes trade payables only.

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

We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer's supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we have accelerated the collection of $435 million of accounts receivable during the three months ended March 31, 2023, which we believe would have been collected during the normal course of business in the following quarter.

Cash Flows

The following table presents a summary of cash flow data (in millions):

	Three months ended
	March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(49)	$534
Net cash used in investing activities	$(228)	$(278)
Net cash used in financing activities	$(248)	$(375)

Net cash from operating activities decreased by $583 million in the three months ended March 31, 2023, when compared to the same period in the prior year primarily driven by a decrease in net income of $412 million and increased cash outflows relating to working capital activity.

Net cash used in investing activities for the three months ended March 31, 2023 improved by $50 million when compared to the same period last year, primarily driven by a $41 million increase in realized gains on translated earnings contracts.

Net cash used in financing activities for the three months ended March 31, 2023 decreased by $127 million when compared to the same period last year, primarily driven by a decrease in purchases of treasury stock of $149 million.

Sources of Liquidity

As of March 31, 2023, our cash and cash equivalents and available credit capacity included (in millions):

March 31,
2023
Cash and cash equivalents	$1,146

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Japanese yen liquidity facility	$188
Chinese yuan facilities	$333

Cash and Cash Equivalents

As of March 31, 2023, we had $1.1 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of March 31, 2023, approximately 63% of the consolidated cash and cash equivalents were held outside the U.S.

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

Debt Facilities and Other Sources of Liquidity

We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue paper from time to time and will use the proceeds for general corporate purposes. As of March 31, 2023, we did not have outstanding commercial paper.

Our $1.5 billion Revolving Credit Agreement is available to support obligations under the commercial paper program and for general corporate purposes, if needed. In addition, we have a 25 billion Japanese yen liquidity facility, equivalent to approximately $188 million. As of March 31, 2023, there were no amounts outstanding under these facilities.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of March 31, 2023, our leverage using this measure was approximately 36%. As of March 31, 2023, we were in compliance.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of March 31, 2023, we were in compliance with all such provisions.

We have access to certain unsecured variable rate loan facilities, with an aggregate capacity of 4,645 million Chinese yuan, equivalent to approximately $676 million, whose proceeds are used for capital investment and general corporate purposes.  As of March 31, 2023, borrowings totaled $343 million.

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

Uses of Cash

Fixed Rate Cumulative Convertible Preferred Stock, Series A

We had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020. On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021, we executed the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”) and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, we repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid in April 2022 and 2021. The remaining payment of approximately $507 million was made in April 2023.

Stock Repurchases

In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock upon the completion of the 2018 repurchase plan (“2019 Authorization”). As of March 31, 2023, approximately $3.3 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Common Stock Dividends

On April 27, 2023, our Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on June 29, 2023. The Board’s decision to declare and pay future dividends will depend on our income and liquidity position, among other factors. We expect to declare quarterly dividends and fund payments with cash from operations.

Capital Expenditures

Capital expenditures were $382 million for the three months ended March 31, 2023.  We expect our 2023 capital expenditures to be slightly lower than 2022.

Defined Benefit Pension Plans

Our global pension plans, including our unfunded and non-qualified plans, were 82% funded as of December 31, 2022. Our largest single pension plan is our U.S. qualified plan, which accounted for 77% of our consolidated defined benefit pension plans’ projected benefit obligation, was 93% funded as of December 31, 2022.

The funded status of our pension plans is dependent upon multiple factors including actuarial assumptions, interest rates at year-end, prior investment returns and contributions made to the plans. During 2023, the Company anticipates making cash contributions of $28 million to the international pension plans.

Commitments, Contingencies and Guarantees

There were no material changes outside the ordinary course of business in the obligations disclosed in the 2022 Form 10-K under the caption “Commitments, Contingencies and Guarantees.”

Off Balance Sheet Arrangements

There were no material changes outside the ordinary course of business in off balance sheet arrangements as disclosed in the 2022 Form 10-K under the caption “Off Balance Sheet Arrangements.”

ENVIRONMENT

Refer to Item 1. Legal Proceedings or Note 9 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements for information.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The estimates that are considered by management to be the most critical to the understanding of the consolidated financial statements as they require significant judgments that could materially impact our results of operations, financial position and cash flows are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of the Company's most recent Annual Report, there were no material changes in the Company's critical accounting estimates or assumptions.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 8-K and related comments by management that are not historical facts or information and contain words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “seek,” “see,” “would,” and “target” and similar expressions are forward-looking statements. Such statements relate to future events that by their nature address matters that are, to different degrees, uncertain. These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company's revenue and earnings growth rates, the Company’s ability to innovate and commercialize new products, the Company's expected capital expenditure and the Company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company’s manufacturing capacity.

Although the Company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, current estimates and forecasts, general economic conditions, its knowledge of its business and key performance indicators that impact the Company, there can be no assurance that these forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. The Company undertakes no obligation to update forward-looking statements if circumstances or management’s estimates or opinions should change except as required by applicable securities laws.

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

-	loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	unanticipated disruption to Corning’s, our suppliers’ and manufacturers’ supply chain, equipment, facilities, IT systems or operations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components, materials, equipment, natural resources and utilities;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	the amount and timing of any future dividends;
-	the effects of acquisitions, dispositions and other similar transactions;
-	the effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	our ability to increase margins through implementation of operational changes, pricing actions and cost reduction measures;
-	rate of technology change;
-	adverse litigation;
-	product and component performance issues;
-	retention of key personnel;
-	customer ability to maintain profitable operations and obtain financing to fund ongoing operations and manufacturing expansions and pay receivables when due;
-	loss of significant customers;
-	changes in tax laws, regulations and international tax standards;
-	the impacts of audits by taxing authorities; and
-	the potential impact of legislation, government regulations, and other government action and investigations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As noted in the 2022 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates has the following effects:

●	Exchange rate movements on financial instruments and transactions denominated in foreign currencies that impact earnings; and
●	Exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar.

For a discussion of the Company’s exposure to market risk and how we mitigate that risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in the 2022 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 9 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations, is remote.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in Corning’s 2022 Form 10-K, which could materially impact the Company’s business, financial condition or future results. Risks disclosed in the 2022 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact Corning’s business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about purchases of common stock during the first quarter of 2023:

Issuer Purchases of Equity Securities

				Approximate
			Number of	dollar value of
			shares purchased	shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced	under the
Period	purchased (1)	per share (2)	programs	programs
January 1 - 31, 2023	79,849	$33.81
February 1 - 28, 2023	334,149	32.56
March 1 - 31, 2023	18,077	34.83
Total	432,075	$32.89	—	$3,301,085,426

(1)	This column reflects: (i) 320,043 shares of common stock related to the vesting of employee performance stock units; (ii) 99,009 shares of common stock related to the vesting of employee restricted stock units; (iii) 12,930 shares of common stock related to the vesting of employee restricted stock; and (iv) 93 shares of common stock related to the exercise of employee stock options and payment of the exercise price.
(2)	Represents the stock price at the time of surrender.

Item 6. Exhibits

(a)	Exhibits

	Exhibit Number	Exhibit Name

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

	32	Certification Pursuant to 18 U.S.C. Section 1350

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

	101.LAB	Inline XBRL Taxonomy Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Definition Document

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corning Incorporated
(Registrant)

April 28, 2023	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President, Finance & Corporate Controller