Form 10-Q
period 2023-09-30
CORNING INC /NY
filed 2023-10-30
CIK 24741

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2023
Corning’s Common Stock, $0.50 par value per share	853,174,879 shares

INDEX

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$3,173	$3,488	$9,594	$10,783
Cost of sales	2,169	2,426	6,574	7,192

Gross margin	1,004	1,062	3,020	3,591

Operating expenses:
Selling, general and administrative expenses	468	461	1,329	1,381
Research, development and engineering expenses	270	278	787	766
Amortization of purchased intangibles	30	31	92	92

Operating income	236	292	812	1,352

Interest income	10	3	25	9
Interest expense	(82)	(73)	(239)	(216)
Translated earnings contract gain (loss), net (Note 10)	20	(68)	128	257
Other income, net	33	106	128	391

Income before income taxes	217	260	854	1,793
Provision for income taxes (Note 3)	(35)	(34)	(178)	(380)

Net income	182	226	676	1,413

Net income attributable to non-controlling interest	(18)	(18)	(55)	(61)

Net income attributable to Corning Incorporated	$164	$208	$621	$1,352

Earnings per common share available to common shareholders:
Basic (Note 4)	$0.19	$0.25	$0.73	$1.60
Diluted (Note 4)	$0.19	$0.24	$0.72	$1.58

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$182	$226	$676	$1,413

Foreign currency translation adjustments and other	(191)	(685)	(593)	(1,535)
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(1)	3	(9)	(49)
Realized and unrealized (losses) gains on derivatives	(11)	(15)	30	(32)
Other comprehensive loss, net of tax	(203)	(697)	(572)	(1,616)

Comprehensive (loss) income	(21)	(471)	104	(203)

Comprehensive income attributable to non-controlling interest	(18)	(18)	(55)	(61)

Comprehensive (loss) income attributable to Corning Incorporated	$(39)	$(489)	$49	$(264)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets

Current assets:
Cash and cash equivalents	$1,639	$1,671
Trade accounts receivable, net of doubtful accounts - $30 and $40	1,725	1,721
Inventories (Note 5)	2,655	2,904
Other current assets	1,279	1,157
Total current assets	7,298	7,453

Property, plant and equipment, net of accumulated depreciation - $14,257 and $14,147	14,407	15,371
Goodwill, net	2,372	2,394
Other intangible assets, net	938	1,029
Deferred income taxes (Note 3)	1,037	1,073
Other assets	2,226	2,179

Total Assets	$28,278	$29,499

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$297	$224
Accounts payable	1,459	1,804
Other accrued liabilities (Notes 6 and 9)	2,529	3,147
Total current liabilities	4,285	5,175

Long-term debt (Note 7)	7,210	6,687
Postretirement benefits other than pensions (Note 8)	406	407
Other liabilities (Notes 6 and 9)	4,633	4,955
Total liabilities	16,534	17,224

Commitments and contingencies (Note 9)
Shareholders’ equity (Note 12):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	915	910
Additional paid-in capital – common stock	16,877	16,682
Retained earnings	16,673	16,778
Treasury stock, at cost; Shares held: 980 million and 977 million	(20,633)	(20,532)
Accumulated other comprehensive loss	(2,402)	(1,830)
Total Corning Incorporated shareholders’ equity	11,430	12,008
Non-controlling interest	314	267
Total equity	11,744	12,275

Total Liabilities and Equity	$28,278	$29,499

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Nine months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$676	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	932	1,014
Amortization of purchased intangibles	92	92
Loss on disposal of assets, net	72	110
Severance charges	86	8
Severance payments	(82)	(5)
Gain on sale of business		(53)
Share-based compensation expense	168	145
Translation gain on Japanese yen-denominated debt	(162)	(321)
Deferred tax provision	37	58
Translated earnings contract gain, net	(128)	(257)
Unrealized translation loss on transactions	58	140
Tax deposit refund	99
Changes in assets and liabilities:
Trade accounts receivable	(137)	161
Inventories	131	(637)
Other current assets	(58)	(5)
Accounts payable and other current liabilities	(263)	25
Customer deposits and government incentives	(17)	144
Deferred income	(11)	(15)
Other, net	(201)	(19)
Net cash provided by operating activities	1,292	1,998

Cash Flows from Investing Activities:
Capital expenditures	(1,111)	(1,201)
Proceeds from sale of equipment to related party	67
Proceeds from sale of business		77
Realized gains on translated earnings contracts and other	270	209
Other, net	4	(54)
Net cash used in investing activities	(770)	(969)

Cash Flows from Financing Activities:
Repayments of short-term borrowings and other long-term debt	(180)	(87)
Proceeds from issuance of short-term borrowings	30	70
Proceeds from issuance of euro bonds and other long-term debt	968	37
Proceeds from other financing arrangements	54
Repayment of other financing arrangements	(54)
Payment for redemption of preferred stock	(507)	(507)
Payments of employee withholding tax on stock awards	(103)	(44)
Proceeds from exercise of stock options	39	35
Purchases of common stock for treasury		(221)
Dividends paid	(741)	(696)
Other, net	(26)	(17)
Net cash used in financing activities	(520)	(1,430)
Effect of exchange rates on cash	(34)	(117)
Net decrease in cash and cash equivalents	(32)	(518)
Cash and cash equivalents at beginning of period	1,671	2,148
Cash and cash equivalents at end of period	$1,639	$1,630

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2022	$910	$16,682	$16,778	$(20,532)	$(1,830)	$12,008	$267	$12,275
Net income			176			176	15	191
Other comprehensive loss					(67)	(67)		(67)
Shares issued to benefit plans and for option exercises	1	64				65		65
Common dividends ($0.28 per share)			(241)			(241)		(241)
Other, net (1)				(16)		(16)		(16)
Balance as of March 31, 2023	$911	$16,746	$16,713	$(20,548)	$(1,897)	$11,925	$282	$12,207
Net income			281			281	22	303
Other comprehensive loss					(302)	(302)	(1)	(303)
Shares issued to benefit plans and for option exercises	4	71				75		75
Common dividends ($0.56 per share)			(485)			(485)		(485)
Other, net (1)				(82)		(82)	(5)	(87)
Balance as of June 30, 2023	$915	$16,817	$16,509	$(20,630)	$(2,199)	$11,412	$298	$11,710
Net income			164			164	18	182
Other comprehensive loss					(203)	(203)	(1)	(204)
Shares issued to benefit plans and for option exercises		60				60		60
Other, net (1)				(3)		(3)	(1)	(4)
Balance, September 30, 2023	$915	$16,877	$16,673	$(20,633)	$(2,402)	$11,430	$314	$11,744

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2021	$907	$16,475	$16,389	$(20,263)	$(1,175)	$12,333	$212	$12,545
Net income			581			581	22	603
Other comprehensive loss					(187)	(187)		(187)
Purchase of common stock for treasury				(151)		(151)		(151)
Shares issued to benefit plans and for option exercises	1	56				57		57
Common dividends ($0.27 per share)			(233)			(233)		(233)
Other, net (1)				(5)		(5)		(5)
Balance as of March 31, 2022	$908	$16,531	$16,737	$(20,419)	$(1,362)	$12,395	$234	$12,629
Net income			563			563	21	584
Other comprehensive loss					(732)	(732)	(2)	(734)
Purchase of common stock for treasury				(53)		(53)		(53)
Shares issued to benefit plans and for option exercises	2	59				61		61
Common dividends ($0.54 per share)			(463)			(463)		(463)
Other, net (1)				(37)		(37)	(5)	(42)
Balance as of June 30, 2022	$910	$16,590	$16,837	$(20,509)	$(2,094)	$11,734	$248	$11,982
Net income			208			208	18	226
Other comprehensive loss					(697)	(697)	(2)	(699)
Purchase of common stock for treasury				(17)		(17)		(17)
Shares issued to benefit plans and for option exercises		59				59		59
Other, net (1)			(1)	(2)		(3)		(3)
Balance, September 30, 2022	$910	$16,649	$17,044	$(20,528)	$(2,791)	$11,284	$264	$11,548

(1)	Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

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

The consolidated financial statements include the consolidated accounts of Corning Incorporated and its subsidiaries consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods presented. All intercompany accounts, transactions and profits have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The results of operations for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the results of operations, financial position or changes in shareholders’ equity.

2. Revenue

Disaggregated Revenue

The following table presents revenues by product category (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Telecommunication products	$918	$1,317	$3,109	$3,828
Display products	727	558	2,061	2,223
Specialty glass products	560	516	1,384	1,494
Environmental substrate and filter products	420	393	1,260	1,130
Life science products	221	297	690	908
Polycrystalline silicon products	230	288	765	877
All other products	97	119	325	323
Total revenue	$3,173	$3,488	$9,594	$10,783

Customer Deposits

As of September 30, 2023 and December 31, 2022, Corning had customer deposits of approximately $1.2 billion and $1.3 billion, respectively.  Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements.  The duration of these long-term supply agreements ranges up to 10 years.  As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.

For the three months ended  September 30, 2023 and 2022, customer deposits recognized were $6 million and $24 million, respectively.  For the nine months ended September 30, 2023 and 2022, customer deposits recognized were $88 million and $155 million, respectively.

Refer to Note 6 (Other Liabilities) for additional information.

Deferred Revenue

As of September 30, 2023 and December 31, 2022, Corning had deferred revenue of approximately $854 million and $869 million, respectively.  Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by Hemlock from its customers under long-term supply agreements.

Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units.  For the three and nine months ended  September 30, 2023 and 2022, the amount of deferred revenue recognized in the consolidated statements of income was not material.

Refer to Note 6 (Other Liabilities) for additional information.

3. Income Taxes

The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Provision for income taxes	$(35)	$(34)	$(178)	$(380)
Effective tax rate	16.1%	13.1%	20.8%	21.2%

For the three months ended  September 30, 2023, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to differences arising from foreign earnings partially offset by changes in estimates based on the final 2022 U.S. Federal Income Tax Return.  For the nine months ended September 30, 2023, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings, changes in estimates based on the final 2022 U.S. Federal Income Tax Return and adjustments related to share-based compensation, partially offset by changes in valuation allowance assessments.

For the three months ended September 30, 2022, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to the net impact of changes in tax legislation and changes in estimates based on the final 2021 U.S. Federal Income Tax Return, partially offset by changes in tax reserves.  For the nine months ended September 30, 2022, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and changes in tax reserves, partially offset by the net impact of changes in tax legislation, changes in estimates based on the final 2021 U.S. Federal Income Tax Return and adjustments related to share-based compensation.

Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. During the second quarter of 2023, $99 million was no longer under dispute and was refunded to the Company. The non-current receivable balance was $255 million and $349 million as of September 30, 2023 and December 31, 2022, respectively, for the amount on deposit with the South Korean government.  Corning believes that it is more likely than not the Company will prevail in the appeals process relating to these matters.

4. Earnings Per Common Share

The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to Corning Incorporated	$164	$208	$621	$1,352

Weighted-average common shares outstanding – basic	850	843	848	843
Effect of dilutive securities:
Stock options and other awards	9	12	10	14
Weighted-average common shares outstanding – diluted	859	855	858	857
Basic earnings per common share	$0.19	$0.25	$0.73	$1.60
Diluted earnings per common share	$0.19	$0.24	$0.72	$1.58

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	3	3	3	2

5. Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Finished goods	$1,226	$1,315
Work in process	513	571
Raw materials and accessories	479	537
Supplies and packing materials	437	481
Inventories	$2,655	$2,904

6. Other Liabilities

Other liabilities consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Current liabilities:
Wages and employee benefits	$505	$727
Income taxes	125	127
Derivative instruments (Note 10)	150	174
Deferred revenue (Note 2)	185	144
Customer deposits (Note 2)	162	132
Share repurchase liability (Note 12)		506
Short-term operating leases	108	111
Other current liabilities	1,294	1,226
Other accrued liabilities	$2,529	$3,147

Non-current liabilities:
Defined benefit pension plan liabilities	$685	$668
Derivative instruments (Note 10)	65	17
Deferred revenue (Note 2)	669	725
Customer deposits (Note 2)	1,044	1,137
Deferred tax liabilities	201	243
Long-term operating leases	842	795
Other non-current liabilities	1,127	1,370
Other liabilities	$4,633	$4,955

7. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.5 billion and $6.1 billion as of  September 30, 2023 and December 31, 2022, respectively, compared to the carrying value of $7.2 billion and $6.7 billion as of  September 30, 2023 and December 31, 2022, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

On May 15, 2023, the Company issued €300 million 3.875% Notes due 2026 (“2026 Notes”) and €550 million 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance.  The net proceeds received were approximately $918 million and will be used for general corporate purposes. As of September 30, 2023, the U.S. dollar equivalent carrying value of the euro-denominated long-term debt was $892 million.

The full amounts of the 2026 Notes and 2031 Notes have been designated as net investment hedges against our investments in certain European subsidiaries with euro functional currencies.  Refer to Note 10 (Hedging Activities) for additional information.

Corning had no outstanding commercial paper as of September 30, 2023 or December 31, 2022.

8. Employee Retirement Plans

Corning has defined benefit pension plans covering certain domestic and international employees. The Company may contribute, as necessary, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During 2023, the Company made cash contributions of $25 million to its international pension plans.  The Company does not expect to make additional contributions in the fourth quarter of 2023.

The following table presents the components of net periodic benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other income, net in the consolidated statements of income (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$25	$32	$75	$96	$1	$3	$4	$7
Interest cost	45	28	133	82	6	3	17	11
Expected return on plan assets	(46)	(55)	(138)	(164)
Amortization of actuarial net gain					(6)		(17)
Amortization of prior service cost (credit)	2	1	5	4	(2)	(2)	(4)	(4)
Recognition of actuarial loss (gain)	12		(16)	22		(2)		(3)
Special termination benefit charge			5
Total pension and postretirement benefit expense (income)	$38	$6	$64	$40	$(1)	$2	$—	$11

9. Commitments and Contingencies

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized below. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity or results of operations, is remote.

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

Dow Corning Environmental Claims

In September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has, or will, experience losses arising from remediation and response at a number of sites.  In the event Dow is liable for these claims, Corning may be required to indemnify Dow for up to 50% of that liability, subject to certain conditions and limits.  As of September 30, 2023, Corning has determined a potential liability for these environmental matters is probable and the amount reserved was not material.

Environmental Litigation

Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 19 hazardous waste sites.  It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  As of  September 30, 2023 and December 31, 2022, Corning had accrued approximately $90 million and $109 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

10. Hedging Activities

Designated Hedges

Corning uses over-the-counter (“OTC”) foreign exchange forward contracts designated as cash flow hedges to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. The total notional amounts for foreign currency cash flow hedges are $301 million and $419 million as of  September 30, 2023 and December 31, 2022, respectively, with maturities through 2024. Corning defers gains and losses related to cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. As of  September 30, 2023, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax gain of $43 million.

Corning has entered into leases of precious metals, with maturities through 2025. To offset the risk of changes in the fair value of the Company’s separate accounting pool of leased precious metals due to adverse changes in the respective market prices, Corning designated the bifurcated embedded derivatives included in these leases as fair value hedges. The gain or loss on the derivatives, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. The amounts representing the time value component of the derivatives are excluded from the assessment of effectiveness and amortized in earnings. The impact of the excluded component on Corning’s other comprehensive loss and earnings is not material. The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $89 million and $278 million, respectively, as of  September 30, 2023 and December 31, 2022. The carrying amount of the leased precious metals pool includes cumulative fair value losses of $261 million and $95 million as of  September 30, 2023 and December 31, 2022, respectively. These losses are offset by changes in the fair value of the derivatives.

Net Investment Hedges

In May 2023, the Company designated the full amount of its 2026 Notes and 2031 Notes with a total notional amount of €850 million, which are non-derivative financial instruments, as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. Changes in the value of these hedging instruments due to foreign currency gains or losses are deferred in other comprehensive loss on the consolidated statements of comprehensive (loss) income, within the foreign currency translation adjustments and other line, and will remain in accumulated other comprehensive loss until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter using the critical terms match method.  As of  September 30, 2023, the net investment hedges are deemed to be effective.  During the three and nine months ended September 30, 2023, foreign currency gains of $29 million and $36 million, respectively, associated with these net investment hedges were recognized in other comprehensive loss.

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

A significant portion of the Company’s non-U.S. revenue and expenses are denominated in Japanese yen, South Korean won, new Taiwan dollar, Chinese yuan and euro. When this revenue and expenses are translated to U.S. dollars, the Company is exposed to foreign exchange rate movements. To protect translated earnings against movements in these currencies, the Company has entered into a series of average rate forwards and option contracts. Most of these contracts hedge a significant portion of the Company’s exposure to the Japanese yen and South Korean won. The Company has contracts through 2024 for the Japanese yen and 2026 for the South Korean won.

The fair values of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the consolidated balance sheets. Changes in the fair value of the derivative contracts are recorded in earnings within translated earnings contract gain (loss), net in the consolidated statements of income.

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis as of  September 30, 2023 and December 31, 2022 (in millions):

			Asset derivatives			Liability derivatives
	Notional amount		Balance	Fair value		Balance	Fair value
	September	December	sheet	September	December	sheet	September	December
	30, 2023	31, 2022	location	30, 2023	31, 2022	location	30, 2023	31, 2022
Derivatives designated as hedging instruments (1)
Foreign exchange and precious metals lease contracts (2)	$301	$419	Other current assets	$165	$26	Other accrued liabilities		$(1)
			Other assets	139	78

Derivatives not designated as hedging instruments
Foreign exchange contracts	1,486	2,231	Other current assets	18	44	Other accrued liabilities	$(23)	(49)
Translated earnings contracts	5,128	7,543	Other current assets	380	384	Other accrued liabilities	(127)	(124)
			Other assets	71	146	Other liabilities	(65)	(17)
Total derivatives	$6,915	$10,193		$773	$678		$(215)	$(191)

(1)	The amounts above do not include €850 million of euro-denominated debt ($892 million equivalent as of September 30, 2023), which is a non-derivative financial instrument designated as a net investment hedge.
(2)

As of  September 30, 2023 and December 31, 2022, derivatives designated as hedging instruments include foreign exchange cash flow hedges with total notional amounts of $301 million and $419 million, respectively, and fair value hedges of leased precious metals with total notional amounts of 21,652 troy ounces and 23,152 troy ounces, respectively.

The following table summarizes the total notional amounts for translated earnings contracts as of  September 30, 2023 and December 31, 2022 (in billions):

	September 30,	December 31,
	2023	2022
Average rate forward contracts:
Japanese yen-denominated	$0.2	$0.1
South Korean won-denominated	1.7	2.1
Other foreign currencies (1)	1.1	0.7
Option contracts:
Japanese yen-denominated (2)	2.1	4.6
Total notional amount for translated earning contracts	$5.1	$7.5

(1)	Denominational currencies for other average rate forward contracts include the Chinese yuan, New Taiwan dollar, euro and British pound.
(2)	Japanese yen-denominated option contracts include purchased put and call options, knock-out options and zero-cost collars. With respect to the zero-cost collars, the total notional amount includes the value of the put and call options. However, due to the nature of the zero-cost collars, only the put or call option can be exercised at maturity.

The following tables summarize the effect in the consolidated statements of income relating to Corning’s derivative financial instruments (in millions).  The accumulated derivative gain included in accumulated other comprehensive loss on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 is $91 million and $19 million, respectively.

	Three months ended September 30,
			Location of gain (loss)
	Gain recognized		reclassified from	Gain (loss) reclassified
Derivative hedging	in other comprehensive		accumulated	from accumulated
relationships for cash	loss (OCL)		OCL into income	OCL into income
flow and fair value hedges	2023	2022	effective (ineffective)	2023	2022

			Net sales		$15
			Cost of sales	$14	6
Foreign exchange contracts and other	$28	$4	Other income, net	(1)	(1)
Total cash flow and fair value hedges	$28	$4		$13	$20

	Nine months ended September 30,
			Location of gain (loss)
	Gain recognized		reclassified from	Gain (loss) reclassified
Derivative hedging	in other comprehensive		accumulated	from accumulated
relationships for cash	loss (OCL)		OCL into income	OCL into income
flow and fair value hedges	2023	2022	effective (ineffective)	2023	2022

			Net sales		$38
			Cost of sales	$32	19
Foreign exchange contracts and other	$102	$24	Other income, net	(3)	(3)
Total cash flow and fair value hedges	$102	$24		$29	$54

		Gain (loss) recognized in income
		Three months ended		Nine months ended
	Location of gain (loss)	September 30,		September 30,
Undesignated derivatives	recognized in income	2023	2022	2023	2022

Foreign exchange contracts	Other income, net	$(5)	$11	$23	$70
Translated earnings contracts	Translated earnings contract gain (loss), net	20	(68)	128	257
Total undesignated		$15	$(57)	$151	$327

11. Fair Value Measurements

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis (in millions):

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Current assets:
Other current assets (1)	$617	$4	$563	$50	$505	$2	$454	$49
Non-current assets:
Other assets (1)	$212	$2	$210		$225		$224	$1
Current liabilities:
Other accrued liabilities (1)	$150		$150		$174		$174
Non-current liabilities:
Other liabilities (1)	$82		$82		$34		$34

(1)	Derivative assets and liabilities include foreign exchange and precious metals lease contracts which were measured using observable inputs for similar assets and liabilities.

There were no significant financial assets and liabilities measured on a non-recurring basis as of September 30, 2023 and December 31, 2022.

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

During the three and nine months ended  September 30, 2022, the Company repurchased 0.5 million shares and 6.0 million shares, respectively, of common stock on the open market for approximately $17 million and $221 million, respectively, as part of its 2019 Authorization. No shares were purchased on the open market during the three and nine months ended September 30, 2023.

As of September 30, 2023, approximately $3.3 billion remains available under the Company’s 2019 Authorization.

Common Stock Dividends

On October 4, 2023, Corning’s Board of Directors declared a dividend of $0.28 per share of common stock.  The dividend will be payable on December 15, 2023.

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2023 and 2022, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustments.

The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions) (1):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$(2,114)	$(1,783)	$(1,712)	$(933)
Loss on foreign currency translation (2)	(195)	(664)	(588)	(1,497)
Equity method affiliates (3)	4	(21)	(5)	(38)
Net current-period other comprehensive loss	(191)	(685)	(593)	(1,535)
Ending balance	$(2,305)	$(2,468)	$(2,305)	$(2,468)

(1)	All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)

For the three and nine months ended September 30, 2023, amounts are net of tax benefit of $14 million and $33 million, respectively.  For the three and nine months ended September 30, 2022, amounts are net of tax benefit of $49 million and $87 million, respectively.

(3)	Tax effects are not significant.

13. Share-Based Compensation

Total share-based compensation cost was $57 million and $168 million for the three and nine months ended September 30, 2023, respectively, and $52 million and $145 million for the three and nine months ended September 30, 2022, respectively.

Incentive Stock Plans

Time-Based Restricted Stock and Restricted Stock Units

The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the nine months ended September 30, 2023:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units as of December 31, 2022	11,299	$29.19
Granted	7,221	35.06
Vested	(4,462)	23.71
Forfeited	(534)	33.97
Non-vested shares and share units as of September 30, 2023	13,524	$33.94

Performance-Based Restricted Stock Units

The following table summarizes the changes in non-vested performance-based restricted stock units for the nine months ended September 30, 2023:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units as of December 31, 2022	4,696	$35.41
Granted	1,674	35.08
Vested	(3,586)	33.37
Performance adjustments	(406)	36.40
Forfeited	(37)	36.08
Non-vested share units as of September 30, 2023	2,341	$38.62

Stock Options

The following table summarizes information concerning stock options as of  September 30, 2023 and the related activity for the nine months ended September 30, 2023:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term	value
	(in thousands)	price	(in years)	(in thousands)
Options outstanding as of December 31, 2022	9,665	$22.92
Exercised	(1,981)	19.74
Forfeited and expired	(48)	19.65
Options outstanding as of September 30, 2023	7,636	23.76	5.20	$55,832
Options vested and exercisable as of September 30, 2023	7,636	23.76	5.20	55,832

There were no stock options granted during the nine months ended September 30, 2023 or 2022.

14. Reportable Segments

The Company has determined that it has five reportable segments for financial reporting purposes, as follows:

●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry; the carrier network group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications, and the enterprise network group consists primarily of optical-based communication networks sold to businesses, governments and individuals for their own use.
●	Display Technologies – manufactures high quality glass substrates for flat panel displays, including liquid crystal displays and organic light-emitting diodes that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices.
●	Specialty Materials – manufactures products that provide material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs across a wide variety of commercial and industrial markets, including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
●	Environmental Technologies – manufactures ceramic substrates and filter products for emissions control systems in mobile applications.
●	Life Sciences – develops, manufactures, and supplies laboratory products, including labware, equipment, media, serum and reagents, enabling workflow solutions for drug discovery and bioproduction.

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

Segment Information (in millions):

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended September 30, 2023
Segment net sales	$918	$972	$563	$449	$230	$327	$3,459
Depreciation (1)	$65	$119	$37	$32	$18	$37	$308
Research, development and engineering expenses (2)	$60	$26	$62	$26	$7	$41	$222
Income tax provision (3)	$(24)	$(64)	$(19)	$(27)	$(4)	$(2)	$(140)
Segment net income (loss)	$91	$242	$72	$99	$13	$(8)	$509

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended September 30, 2022
Segment net sales	$1,317	$686	$519	$425	$312	$407	$3,666
Depreciation (1)	$58	$124	$36	$31	$14	$38	$301
Research, development and engineering expenses (2)	$60	$31	$66	$25	$10	$43	$235
Income tax provision (3)	$(50)	$(35)	$(26)	$(23)	$(11)	$(8)	$(153)
Segment net income	$183	$134	$96	$87	$43	$18	$561

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Nine months ended September 30, 2023
Segment net sales	$3,109	$2,663	$1,392	$1,337	$717	$1,090	$10,308
Depreciation (1)	$195	$362	$111	$97	$52	$105	$922
Research, development and engineering expenses (2)	$176	$73	$172	$73	$25	$121	$640
Income tax provision (3)	$(105)	$(161)	$(38)	$(77)	$(9)	$(22)	$(412)
Segment net income	$390	$610	$144	$288	$33	$34	$1,499

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Nine months ended September 30, 2022
Segment net sales	$3,828	$2,523	$1,497	$1,190	$934	$1,200	$11,172
Depreciation (1)	$185	$426	$118	$98	$44	$111	$982
Research, development and engineering expenses (2)	$173	$92	$163	$74	$28	$121	$651
Income tax provision (3)	$(146)	$(157)	$(70)	$(59)	$(32)	$(19)	$(483)
Segment net income	$531	$598	$262	$223	$122	$35	$1,771

(1)	Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax provision reflects a tax rate of 21%.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales of reportable segments	$3,132	$3,259	$9,218	$9,972
Net sales of Hemlock and Emerging Growth Businesses	327	407	1,090	1,200
Impact of constant currency reporting (1)	(286)	(178)	(714)	(389)
Consolidated net sales	$3,173	$3,488	$9,594	$10,783

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income of reportable segments	$517	$543	$1,465	$1,736
Net (loss) income of Hemlock and Emerging Growth Businesses	(8)	18	34	35
Unallocated amounts:
Impact of constant currency reporting	(212)	(136)	(535)	(319)
Gain (loss) on foreign currency hedges related to translated earnings	20	(68)	128	257
Translation gain on Japanese yen-denominated debt	35	84	162	321
Litigation, regulatory and other legal matters	(32)	(23)	(44)	(65)
Research, development, and engineering expenses (1)	(40)	(43)	(127)	(115)
Amortization of intangibles	(30)	(31)	(92)	(92)
Interest expense, net	(62)	(59)	(179)	(180)
Income tax benefit	105	119	234	103
Severance charges (2)	(13)	(8)	(86)	(8)
Disposal of assets and other charges and credits (3)	(59)	(130)	(184)	(209)
Gain on sale of business				53
Other corporate items	(57)	(58)	(155)	(165)
Net income attributable to Corning Incorporated	$164	$208	$621	$1,352

(1)	Amount does not include research, development and engineering expense related to severance charges and disposal of assets and other charges and credits.
(2)	For the three and nine months ended September 30, 2023, the amount recorded in cost of sales in the consolidated statements of income was $10 million and $51 million, respectively. For the three and nine months ended September 30, 2022, the amount recorded in cost of sales in the consolidated statements was not material.
(3)	For the three and nine months ended September 30, 2023, the amount recorded in cost of sales in the consolidated statements of income was $53 million and $145 million, respectively. The activity primarily related to asset write-offs during the period. For the three and nine months ended September 30, 2022, the amount recorded in cost of sales in the consolidated statements of income was $124 million and $192 million, respectively. The activity primarily related to capacity optimization of an emerging growth business.

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

In response, we took a series of actions to improve profitability and cash generation throughout 2022 and 2023. These actions included raising prices across our businesses to more appropriately share inflationary costs with our customers; restoring our productivity to pre-pandemic levels without impacting our ability to supply and capture future growth; and normalizing inventory levels. As expected, these actions delivered improved profitability and cash flow as we progressed through 2023.

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

Fourth-Quarter 2023 Corporate Outlook

We expect core net sales of approximately $3.25 billion for the fourth quarter of 2023.

RESULTS OF OPERATIONS

The following table presents selected highlights from our operations (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2023	2022	23 vs. 22	2023	2022	23 vs. 22

Net sales	$3,173	$3,488	(9%)	$9,594	$10,783	(11%)

Gross margin	$1,004	$1,062	(5%)	$3,020	$3,591	(16%)
(gross margin %)	32%	30%		31%	33%

Selling, general and administrative expenses	$468	$461	2%	$1,329	$1,381	(4%)
(as a % of net sales)	15%	13%		14%	13%

Research, development and engineering expenses	$270	$278	(3%)	$787	$766	3%
(as a % of net sales)	9%	8%		8%	7%

Translated earnings contract gain (loss), net	$20	$(68)	(129%)	$128	$257	(50%)

Income before income taxes	$217	$260	(17%)	$854	$1,793	(52%)

Provision for income taxes	$(35)	$(34)	3%	$(178)	$(380)	(53%)
Effective tax rate	16%	13%		21%	21%

Net income attributable to Corning Incorporated	$164	$208	(21%)	$621	$1,352	(54%)

Comprehensive (loss) income attributable to Corning Incorporated	$(39)	$(489)	(92%)	$49	$(264)	(119%)

Net Sales

Net sales for the three months ended September 30, 2023 decreased $315 million, or 9%, when compared to the same period in 2022. The decrease was primarily driven by decreased segment sales of $399 million in Optical Communications, $82 million in Life Sciences and $80 million in Hemlock and Emerging Growth Businesses, partially offset by increased segment sales in Display Technologies of $286 million, Specialty Materials of $44 million and Environmental Technologies of $24 million. In addition, movements in foreign exchange rates adversely impacted Corning’s consolidated net sales by $92 million for the three months ended September 30, 2023, when compared to the same period in 2022.

Net sales for the nine months ended September 30, 2023 decreased $1,189 million, or 11%, when compared to the same period in 2022. The decrease was primarily driven by decreased segment sales of $719 million in Optical Communications, $217 million in Life Sciences, $110 million in Hemlock and Emerging Businesses and $105 million in Specialty Materials, partially offset by increased segment sales in Environmental Technologies of $147 million and Display Technologies of $140 million. In addition, movements in foreign exchange rates adversely impacted Corning’s consolidated net sales by $287 million for the nine months ended September 30, 2023, when compared to the same period in 2022.

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

For the three months ended September 30, 2023, gross margin decreased by $58 million, or 5%, and improved as a percentage of sales by 2 percentage points when compared to the same period in 2022. The increase in gross margin as a percentage of sales was primarily driven by the actions taken by management to improve profitability, including raising prices, restoring our productivity levels and normalizing inventory levels. These improvements were partially offset by movements in foreign exchange rates which adversely impacted Corning’s consolidated gross margin by $58 million for the three months ended September 30, 2023 when compared to the same period in 2022.

For the nine months ended September 30, 2023, gross margin decreased by $571 million, or 16%, and declined as a percentage of sales by 2 percentage points when compared to the same period in 2022. The decline in gross margin as a percentage of sales was primarily driven by higher inflationary and production costs, partially offset by the benefits from the actions taken by management to improve profitability. In addition, movements in foreign exchange rates adversely impacted Corning’s consolidated gross margin by $175 million for the nine months ended September 30, 2023 when compared to the same period in 2022.

Selling, General and Administrative Expenses

The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits; share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

For the three and nine months ended September 30, 2023, selling, general and administrative expenses increased by $7 million and decreased $52 million, or 2% and 4%, respectively, and were fairly consistent as a percentage of sales when compared to the same periods in 2022.

Research, Development and Engineering Expenses

For the three and nine months ended September 30, 2023, research, development and engineering expenses decreased by $8 million and increased $21 million, or 3% and 3%, respectively, and were fairly consistent as a percentage of sales when compared to the same periods in 2022.

Translated earnings contract gain (loss), net

Included in translated earnings contract gain (loss), net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and British pound and its impact on net income.

The following table provides detailed information on the impact of translated earnings contract gain (loss), net (in millions):

	Three months ended		Three months ended		Change
	September 30, 2023		September 30, 2022		2023 vs. 2022
	Income		Income		Income
	before	Net	before	Net	before	Net
	tax	income	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1) (2)	$73	$59	$100	$76	$(27)	$(17)
Unrealized loss, net (3)	(53)	(43)	(168)	(128)	115	85
Total translated earnings contract gain (loss), net	$20	$16	$(68)	$(52)	$88	$68

	Nine months ended		Nine months ended		Change
	September 30, 2023		September 30, 2022		2023 vs. 2022
	Income		Income		Income
	before	Net	before	Net	before	Net
	tax	income	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1) (2)	$211	$168	$218	$166	$(7)	$2
Unrealized (loss) gain, net (4)	(83)	(65)	39	31	(122)	(96)
Total translated earnings contract gain, net	$128	$103	$257	$197	$(129)	$(94)

(1)

For the three and nine months ended September 30, 2023, amount includes pre-tax realized losses of $20 million and $48 million, respectively, related to the expiration of option contracts.  For the three and nine months ended September 30, 2022, amount includes pre-tax realized gains of $23 million and $9 million, respectively, related to the expiration of option contracts.  These amounts were reflected within operating activities in the consolidated statements of cash flows.

(2)	For the nine months ended September 30, 2023, amount excludes $11 million related to a forward contract designated as a net investment hedge, which was reflected within investing activities in the consolidated statements of cash flows.
(3)	The impact to income for the three months ended September 30, 2023 was primarily driven by unrealized losses from our South Korean won and Japanese yen-denominated hedges. The impact to income for the three months ended September 30, 2022 was primarily driven by unrealized losses from our South Korean won-denominated hedges.
(4)	The impact to income for the nine months ended September 30, 2023 was primarily driven by unrealized losses from our South Korean won and Chinese yuan-denominated hedges partially offset by unrealized gains from our Japanese yen-denominated hedges. The impact to income for the nine months ended September 30, 2022 was primarily driven by unrealized gains from our Japanese yen-denominated hedges partially offset by unrealized losses from our South Korean won-denominated hedges.

Income Before Income Taxes

The translation impact of fluctuations in foreign currency exchange rates offset by the impact of hedges realized in the current period, adversely impacted Corning’s consolidated income before income taxes by $87 million and $182 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022.

Provision for Income Taxes

For the three months ended September 30, 2023, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to differences arising from foreign earnings partially offset by changes in estimates based on the final 2022 U.S. Federal Income Tax Return.  For the nine months ended September 30, 2023, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings, changes in estimates based on the final 2022 U.S. Federal Income Tax Return and adjustments related to share-based compensation, partially offset by changes in valuation allowance assessments.

For the three months ended September 30, 2022, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to the net impact of changes in tax legislation and changes in estimates based on the final 2021 U.S. Federal Income Tax Return, partially offset by changes in tax reserves.  For the nine months ended September 30, 2022, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and changes in tax reserves, partially offset by the impact of changes in tax legislation, changes in estimates based on the final 2021 U.S. Federal Income Tax Return and adjustments related to share-based compensation.

Net Income Attributable to Corning Incorporated

As a result of the items discussed above, net income attributable to Corning Incorporated and per share data were as follows (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to Corning Incorporated	$164	$208	$621	$1,352
Basic earnings per common share	$0.19	$0.25	$0.73	$1.60
Diluted earnings per common share	$0.19	$0.24	$0.72	$1.58

Weighted-average common shares outstanding - basic	850	843	848	843
Weighted-average common shares outstanding - diluted	859	855	858	857

Comprehensive (Loss) Income attributable to Corning Incorporated

Comprehensive loss attributable to Corning Incorporated for the three months ended September 30, 2023 was $39 million compared to $489 million for the three months ended September 30, 2022. This movement is primarily due to the $44 million decrease in net income attributable to Corning Incorporated and a decrease in net losses on foreign currency translation adjustments of $494 million, primarily driven by the Japanese yen, South Korean won, Chinese yuan and euro.

Comprehensive income attributable to Corning Incorporated for the nine months ended September 30, 2023 was $49 million compared to comprehensive loss attributable to Corning Incorporated of $264 million for the nine months ended September 30, 2022. This movement is primarily due to the $731 million decrease in net income attributable to Corning Incorporated and a decrease in net losses on foreign currency translation adjustments of $942 million, primarily driven by the Japanese yen, South Korean won, Chinese yuan and euro.

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

Segment net income may not be consistent with measures used by other companies.

The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%	Nine months ended		$	%
	September 30,		change	change	September 30,		change	change
	2023	2022	23 vs. 22	23 vs. 22	2023	2022	23 vs. 22	23 vs. 22
Optical Communications	$918	$1,317	$(399)	(30)%	$3,109	$3,828	$(719)	(19)%
Display Technologies	972	686	286	42%	2,663	2,523	140	6%
Specialty Materials	563	519	44	8%	1,392	1,497	(105)	(7)%
Environmental Technologies	449	425	24	6%	1,337	1,190	147	12%
Life Sciences	230	312	(82)	(26)%	717	934	(217)	(23)%
Net sales of reportable segments	3,132	3,259	(127)	(4)%	9,218	9,972	(754)	(8)%
Hemlock and Emerging Growth Businesses	327	407	(80)	(20)%	1,090	1,200	(110)	(9)%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$3,459	$3,666	$(207)	(6)%	$10,308	$11,172	$(864)	(8)%

(1)	Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.

Optical Communications

The decrease in segment net sales for both the three and nine month periods was primarily driven by a decline in volume due to lower order rates from carriers as they continue to draw down inventory.

Display Technologies

The increase in segment net sales during the three and nine month periods is due to higher volumes, primarily attributable to the recovery of panel maker utilization to normal ranges.

Specialty Materials

The increase in segment net sales for the three month period was primarily driven by higher volumes due to customer product launches and continued demand for semiconductor materials. The decrease in segment net sales for the nine month period was primarily driven by lower demand in the smartphone, tablet and notebook markets, partially offset by continued demand for semiconductor materials.

Environmental Technologies

The increase in segment net sales for both the three and nine month periods was primarily driven by increased demand of automotive products, including gasoline particulate filter adoption in China, partially offset by softness in heavy-duty markets in North America.

Life Sciences

The decrease in segment net sales for both the three and nine month periods was impacted by the lower demand for COVID-related products in China and the impact of customers drawing down inventory.

Hemlock and Emerging Growth Businesses

The decrease for both the three and nine month periods was primarily driven by a decrease in our Hemlock business due to declines in solar-grade polysilicon prices and lower sales in our Pharmaceutical Technologies business as the last of the volume commitments for COVID-related products were completed in the second quarter.

The following table presents segment net income by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%	Nine months ended		$	%
	September 30,		change	change	September 30,		change	change
	2023	2022	23 vs. 22	23 vs. 22	2023	2022	23 vs. 22	23 vs. 22
Optical Communications	$91	$183	$(92)	(50)%	$390	$531	$(141)	(27)%
Display Technologies	242	134	108	81%	610	598	12	2%
Specialty Materials	72	96	(24)	(25)%	144	262	(118)	(45)%
Environmental Technologies	99	87	12	14%	288	223	65	29%
Life Sciences	13	43	(30)	(70)%	33	122	(89)	(73)%
Net income of reportable segments	517	543	(26)	(5)%	1,465	1,736	(271)	(16)%
Hemlock and Emerging Growth Businesses	(8)	18	(26)	*	34	35	(1)	(3)%
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$509	$561	$(52)	(9)%	$1,499	$1,771	$(272)	(15)%

* Not meaningful

(1)	Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.

Optical Communications

The decrease in segment net income for both the three and nine month periods was primarily driven by a decline in sales volume, as outlined above, partially offset by improvements from pricing and productivity actions.

Display Technologies

The increase in segment net income for the three and nine month periods was primarily driven by the increase in sales, as outlined above.

Specialty Materials

The decrease in segment net income for the three month period was primarily driven by higher production costs, partially offset by the increase in sales volume, as outlined above. The decrease in segment net income for the nine month period was primarily driven by the decline in sales volume, as outlined above, and impacted by continued development costs for new product launches.

Environmental Technologies

The increase in segment net income for both the three and nine month periods was primarily driven by the increase in sales, as outlined above, and as a result of productivity-improvement actions.

Life Sciences

The decrease in segment net income for both the three and nine month periods was primarily driven by lower sales volume, as outlined above.

Hemlock and Emerging Growth Businesses

The decrease for the three month period was primarily driven by our Hemlock business due to lower sales, as outlined above.

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

Results of Operations – Core Performance Measures

The following table presents selected highlights from our operations, excluding certain items (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2023	2022	23 vs. 22	2023	2022	23 vs. 22
Core net sales	$3,459	$3,666	(6)%	$10,308	$11,172	(8)%
Core net income	$386	$438	(12)%	$1,124	$1,392	(19)%

Core Net Sales

Core net sales are consistent with net sales by reportable segment and Hemlock and Emerging Growth Businesses. Segment and Hemlock and Emerging Growth Businesses net sales and variances are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income

For the three months ended September 30, 2023, we generated core net income of $386 million, or $0.45 per core diluted share, compared to core net income generated for the three months ended September 30, 2022 of $438 million, or $0.51 per core diluted share.  The decrease of $52 million, or $0.06 per core diluted share, was primarily due to lower segment net income for Optical Communications of $92 million, Life Sciences of $30 million and Specialty Materials of $24 million. This was partially offset by higher segment net income for Display Technologies of $108 million. Segment and Hemlock and Emerging Growth Businesses net income and variances are discussed in detail in the “Segment Analysis” section of our MD&A.

For the nine months ended September 30, 2023, we generated core net income of $1,124 million, or $1.31 per core diluted share, compared to core net income generated for the nine months ended September 30, 2022 of $1,392 million, or $1.62 per core diluted share.  The decrease of $268 million, or $0.31 per core diluted share, was primarily due to lower segment net income for Optical Communications of $141 million, Specialty Materials of $118 million and Life Sciences of $89 million. This was partially offset by higher segment net income for Environmental Technologies of $65 million. Segment and Hemlock and Emerging Growth Businesses net income and variances are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Common Share

Core earnings per share decreased for the three and nine months ended September 30, 2023 to $0.45 and $1.31 per share, respectively, primarily as a result of the changes in core net income, outlined above.

The following table sets forth the computation of core basic and core diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Core net income	$386	$438	$1,124	$1,392

Weighted-average common shares outstanding - basic	850	843	848	843
Effect of dilutive securities:
Stock options and other awards	9	12	10	14
Weighted-average common shares outstanding - diluted	859	855	858	857
Core basic earnings per common share	$0.45	$0.52	$1.33	$1.65
Core diluted earnings per common share	$0.45	$0.51	$1.31	$1.62

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended September 30, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$3,173	$217	$164	16.1%	$0.19
Constant-currency adjustment (1)	286	212	164		0.19
Translation gain on Japanese yen-denominated debt (2)		(35)	(29)		(0.03)
Translated earnings contract gain (3)		(20)	(16)		(0.02)
Acquisition-related costs (4)		33	25		0.03
Discrete tax items and other tax-related adjustments (5)			(3)		(0.00)
Restructuring, impairment and other charges and credits (6)		72	58		0.07
Litigation, regulatory and other legal matters (7)		32	25		0.03
Pension mark-to-market adjustment (8)		7	6		0.01
Gain on investments (9)		(8)	(8)		(0.01)
Core performance measures	$3,459	$510	$386	20.5%	$0.45

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate (“ETR”) excludes net income attributable to non-controlling interests (“NCI”).

	Three months ended September 30, 2022
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$3,488	$260	$208	13.1%	$0.24
Constant-currency adjustment (1)	178	136	79		0.09
Translation gain on Japanese yen-denominated debt (2)		(84)	(64)		(0.07)
Translated earnings contract loss (3)		68	52		0.06
Acquisition-related costs (4)		33	25		0.03
Discrete tax items and other tax-related adjustments (5)			22		0.03
Restructuring, impairment and other charges and credits (6)		138	106		0.12
Litigation, regulatory and other legal matters (7)		23	17		0.02
Pension mark-to-market adjustment (8)		(9)	(7)		(0.01)
Core performance measures	$3,666	$565	$438	19.3%	$0.51

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the ETR excludes net income attributable to NCI.

See “Items Excluded from GAAP Measures” for the descriptions of the footnoted reconciling items.

	Nine months ended September 30, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$9,594	$854	$621	20.8%	$0.72
Constant-currency adjustment (1)	714	535	403		0.47
Translation gain on Japanese yen-denominated debt (2)		(162)	(131)		(0.15)
Translated earnings contract gain (3)		(128)	(103)		(0.12)
Acquisition-related costs (4)		99	70		0.08
Discrete tax items and other tax-related adjustments (5)			26		0.03
Restructuring, impairment and other charges and credits (6)		270	216		0.25
Litigation, regulatory and other legal matters (7)		44	35		0.04
Pension mark-to-market adjustment (8)		1	1		0.00
Loss on investments (9)		1	1		0.00
Gain on sale of assets (10)		(20)	(15)		(0.02)
Core performance measures	$10,308	$1,494	$1,124	20.5%	$1.31

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the ETR excludes net income attributable to NCI.

	Nine months ended September 30, 2022
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$10,783	$1,793	$1,352	21.2%	$1.58
Constant-currency adjustment (1)	389	319	221		0.26
Translation gain on Japanese yen-denominated debt (2)		(321)	(246)		(0.29)
Translated earnings contract gain (3)		(257)	(197)		(0.23)
Acquisition-related costs (4)		107	84		0.10
Discrete tax items and other tax-related adjustments (5)			38		0.04
Restructuring, impairment and other charges and credits (6)		217	166		0.19
Litigation, regulatory and other legal matters (7)		65	49		0.06
Pension mark-to-market adjustment (8)		(19)	(15)		(0.02)
Loss on investments (9)		8	6		0.01
Contingent consideration (11)		(32)	(25)		(0.03)
Gain on sale of business (12)		(53)	(41)		(0.05)
Core performance measures	$11,172	$1,827	$1,392	20.5%	$1.62

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the ETR excludes net income attributable to NCI.

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

Constant currency rates used are as follows:

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

(6)	Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, including accelerated depreciation, asset write-offs and facility repairs resulting from power outages, which are not related to ongoing operations. The activity during 2023 primarily relates to severance charges and asset write-offs. The activity during the third quarter of 2022 primarily relates to capacity optimization of an emerging growth business.
(7)	Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.
(8)	Pension mark-to-market adjustment: Amount primarily reflects defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(9)	(Gain) loss on investments: Amount primarily reflects the gain or loss recognized on investment due to mark-to-mark adjustments for the change in fair value or the disposition of the investment.
(10)	Gain on sale of assets: Amount represents the gain recognized for the sale assets.
(11)	Contingent consideration: Amount reflects the fair value mark-to-market cost adjustment of contingent consideration resulting from the Hemlock Semiconductor Group transaction on September 9, 2020.
(12)	Gain on sale of business: Amount represents the gain recognized for the sale of a business.

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

Our major source of funding for 2023 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations and meet our obligations for the foreseeable future. Such obligations include requirements for acquisitions, capital expenditures, debt repayments, dividend payments and share repurchase programs. We will continue to generate cash from operations and maintain access to our revolving credit facilities and commercial paper programs as discussed in more detail below.

Key Balance Sheet Data

We fund our working capital with cash from operations and short-term borrowings, including commercial paper, when necessary. In addition, we receive upfront cash from customers relating to long-term supply agreements, as well as cash incentives from government entities generally for capital expansion and related expenses.

The following table presents balance sheet and working capital measures (in millions):

	September 30,	December 31,
	2023	2022
Working capital	$3,013	$2,278
Current ratio	1.7:1	1.4:1
Trade accounts receivable, net of doubtful accounts	$1,725	$1,721
Days sales outstanding	49	45
Inventories	$2,655	$2,904
Inventory turns	3.2	3.4
Days payable outstanding (1)	48	52
Long-term debt	$7,210	$6,687
Total debt	$7,507	$6,911
Total debt to total capital	39%	36%

(1)	Includes trade payables only.

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

We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we have accelerated the collection of $435 million, $423 million, and $350 million of accounts receivable during the three months ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively.  We believe these accounts receivables would have been collected during the normal course of business in the following quarter.

Cash Flows

The following table presents a summary of cash flow data (in millions):

	Nine months ended
	September 30,
	2023	2022
Net cash provided by operating activities	$1,292	$1,998
Net cash used in investing activities	$(770)	$(969)
Net cash used in financing activities	$(520)	$(1,430)

Net cash provided by operating activities decreased by $706 million in the nine months ended September 30, 2023, when compared to the same period in the prior year primarily driven by a decrease in net income of $737 million.

Net cash used in investing activities for the nine months ended September 30, 2023 improved by $199 million when compared to the same period last year, primarily driven by lower capital expenditures of $90 million and higher realized gains on translated earnings contracts of $61 million.

Net cash used in financing activities for the nine months ended September 30, 2023 improved by $910 million when compared to the same period last year, primarily driven by the $918 million proceeds received from the issuance of euro-denominated notes in May 2023.

Sources of Liquidity

As of September 30, 2023, our cash and cash equivalents and available credit capacity included (in millions):

September 30,
2023
Cash and cash equivalents	$1,639

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Japanese yen liquidity facility	$167
Chinese yuan facilities	$404

Cash and Cash Equivalents

As of September 30, 2023, we had $1.6 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of September 30, 2023, approximately 54% of the consolidated cash and cash equivalents were held outside the U.S.

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

Debt Facilities and Other Sources of Liquidity

We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue paper from time to time and will use the proceeds for general corporate purposes. As of September 30, 2023, we did not have outstanding commercial paper.

Our $1.5 billion Revolving Credit Agreement is available to support obligations under the commercial paper program and for general corporate purposes, if needed. In addition, we have a 25 billion Japanese yen liquidity facility, equivalent to approximately $167 million. As of September 30, 2023, there were no amounts outstanding under these facilities.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of September 30, 2023, our leverage using this measure was approximately 39%. As of September 30, 2023, we were in compliance.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of September 30, 2023, we were in compliance with all such provisions.

We have access to certain unsecured variable rate loan facilities, with an aggregate capacity of 5,045 million Chinese yuan, equivalent to approximately $691 million, whose proceeds are used for capital investment and general corporate purposes.  As of September 30, 2023, borrowings totaled $287 million.

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

On May 15, 2023, the Company issued €300 million 3.875% Notes due 2026 (“2026 Notes”) and €550 million 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance.  The net proceeds received were approximately $918 million and will be used for general corporate purposes. As of September 30, 2023, the U.S. dollar equivalent carrying value of the euro-denominated long-term debt was $892 million.

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

Stock Repurchases

In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”). As of September 30, 2023, approximately $3.3 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Common Stock Dividends

On October 4, 2023, Corning’s Board of Directors declared a dividend of $0.28 per share of common stock.  The dividend will be payable on December 15, 2023.

Capital Expenditures

Capital expenditures were $1.1 billion for the nine months ended September 30, 2023.  We expect our 2023 full year capital expenditures to be slightly lower than 2022.

Defined Benefit Pension Plans

Our global pension plans, including our unfunded and non-qualified plans, were 82% funded as of December 31, 2022. Our largest single pension plan is our U.S. qualified plan, which accounted for 77% of our consolidated defined benefit pension plans’ projected benefit obligation, was 93% funded as of December 31, 2022.

The funded status of our pension plans is dependent upon multiple factors including actuarial assumptions, interest rates at year-end, prior investment returns and contributions made to the plans. During 2023, the Company made cash contributions of $25 million to its international pension plans.  The Company does not expect to make additional contributions in the fourth quarter of 2023.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The estimates that are considered by management to be the most critical to the understanding of the consolidated financial statements as they require significant judgments that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Since the date of the Company’s most recent Annual Report, there were no material changes in the Company’s critical accounting estimates or assumptions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about purchases of common stock during the third quarter of 2023:

Issuer Purchases of Equity Securities

				Approximate
			Number of	dollar value of
			shares purchased	shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced	under the
Period	purchased (1)	per share (2)	programs	programs
July 1 - 31, 2023	90,395	$33.99
August 1 - 31, 2023	6,308	32.81
September 1 - 30, 2023	3,590	30.78
Total	100,293	$33.80	—	$3,301,085,426

(1)	This column reflects: (i) 73,832 shares of common stock related to the vesting of employee restricted stock; (ii) 25,693 shares of common stock related to the vesting of employee restricted stock units; (iii) 747 shares of common stock related to the vesting of employee performance stock units; and (iv) 21 shares of common stock related to the exercise of employee stock options and payment of the exercise price.
(2)	Represents the stock price at the time of surrender.

Item 5. Other Information

During the three months ended September 30, 2023, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Corning Incorporated
(Registrant)

October 30, 2023	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President, Finance & Corporate Controller