Form 10-Q
period 2024-03-31
CORNING INC /NY
filed 2024-05-02
CIK 24741

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.        ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2024
Corning’s Common Stock, $0.50 par value per share	856,619,222 shares

INDEX

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 31,
	2024	2023
Net sales	$2,975	$3,178
Cost of sales	1,982	2,175

Gross margin	993	1,003

Operating expenses:
Selling, general and administrative expenses	451	421
Research, development and engineering expenses	258	254
Amortization of purchased intangibles	30	31

Operating income	254	297

Interest income	12	7
Interest expense	(83)	(76)
Translated earnings contract gain (loss), net (Note 11)	39	(8)
Other income, net	74	8

Income before income taxes	296	228
Provision for income taxes (Note 3)	(71)	(37)

Net income	225	191

Net income attributable to non-controlling interest	(16)	(15)

Net income attributable to Corning Incorporated	$209	$176

Earnings per common share available to common shareholders:
Basic (Note 4)	$0.25	$0.21
Diluted (Note 4)	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended
	March 31,
	2024	2023
Net income	$225	$191

Foreign currency translation adjustments and other	(330)	(84)
Unamortized gain (losses) and prior service costs for postretirement benefit plans	2	(4)
Realized and unrealized gains on derivatives	1	21
Other comprehensive loss, net of tax	(327)	(67)

Comprehensive (loss) income	(102)	124

Comprehensive income attributable to non-controlling interest	(16)	(15)

Comprehensive (loss) income attributable to Corning Incorporated	$(118)	$109

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets

Current assets:
Cash and cash equivalents	$1,365	$1,779
Trade accounts receivable, net of doubtful accounts - $29 and $30	1,621	1,572
Inventories (Note 5)	2,713	2,666
Other current assets	1,272	1,195
Total current assets	6,971	7,212

Property, plant and equipment, net of accumulated depreciation - $14,439 and $14,553	14,199	14,630
Goodwill	2,370	2,380
Other intangible assets, net	871	905
Deferred income taxes (Note 3)	1,132	1,153
Other assets	2,075	2,220

Total Assets	$27,618	$28,500

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$318	$320
Accounts payable	1,476	1,466
Other accrued liabilities (Notes 6 and 10)	2,381	2,533
Total current liabilities	4,175	4,319

Long-term debt (Note 7)	7,050	7,206
Postretirement benefits other than pensions (Note 8)	399	398
Other liabilities (Notes 6 and 10)	4,435	4,709
Total liabilities	16,059	16,632

Commitments and contingencies (Note 10)
Shareholders’ equity (Note 12):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	917	916
Additional paid-in capital – common stock	16,998	16,929
Retained earnings	16,358	16,391
Treasury stock, at cost; Shares held: 981 million and 980 million	(20,672)	(20,637)
Accumulated other comprehensive loss	(2,375)	(2,048)
Total Corning Incorporated shareholders’ equity	11,226	11,551
Non-controlling interest	333	317
Total equity	11,559	11,868

Total Liabilities and Equity	$27,618	$28,500

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$225	$191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	307	310
Amortization of purchased intangibles	30	31
Severance payments	(41)	(20)
Share-based compensation expense	60	52
Translation gain on Japanese yen-denominated debt	(81)	(18)
Deferred tax provision (benefit)	10	(38)
Translated earnings contract (gain) loss, net	(39)	8
Changes in assets and liabilities:
Trade accounts receivable	(161)	(28)
Inventories	(86)	17
Other current assets	2	(62)
Accounts payable and other current liabilities	(73)	(369)
Customer deposits and government incentives	(25)	(17)
Deferred income	(34)	(6)
Other, net	2	(100)
Net cash provided by (used in) operating activities	96	(49)

Cash Flows from Investing Activities:
Capital expenditures	(252)	(382)
Proceeds from sale of equipment to related party		67
Realized gains on translated earnings contracts and other	94	81
Other, net	(26)	6
Net cash used in investing activities	(184)	(228)

Cash Flows from Financing Activities:
Repayments of debt	(37)	(69)
Proceeds from other financing arrangements		54
Payments of employee withholding tax on stock awards	(34)	(16)
Proceeds from exercise of stock options	13	16
Dividends paid	(243)	(239)
Other, net	(7)	6
Net cash used in financing activities	(308)	(248)
Effect of exchange rates on cash	(18)
Net decrease in cash and cash equivalents	(414)	(525)
Cash and cash equivalents at beginning of period	1,779	1,671
Cash and cash equivalents at end of period	$1,365	$1,146

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868
Net income			209			209	16	225
Other comprehensive loss					(327)	(327)	(1)	(328)
Shares issued to benefit plans and for option exercises	1	69				70		70
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(35)		(35)	1	(34)
Balance as of March 31, 2024	$917	$16,998	$16,358	$(20,672)	$(2,375)	$11,226	$333	$11,559

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2022	$910	$16,682	$16,778	$(20,532)	$(1,830)	$12,008	$267	$12,275
Net income			176			176	15	191
Other comprehensive loss					(67)	(67)		(67)
Shares issued to benefit plans and for option exercises	1	64				65		65
Common dividends ($0.28 per share)			(241)			(241)		(241)
Other, net (1)				(16)		(16)		(16)
Balance as of March 31, 2023	$911	$16,746	$16,713	$(20,548)	$(1,897)	$11,925	$282	$12,207

(1)	Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

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

The consolidated financial statements include the consolidated accounts of Corning Incorporated and its subsidiaries consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods presented. All intercompany accounts, transactions and profits have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The results of operations for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

The non-controlling interest as recorded in the consolidated financial statements represents amounts attributable to the minority shareholders of Hemlock Semiconductor Group (“HSG”) and other less-than-wholly-owned consolidated subsidiaries.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the results of operations, financial position or changes in shareholders’ equity.

2. Revenue

Disaggregated Revenue

The following table presents revenues by product category (in millions):

	Three months ended
	March 31,
	2024	2023
Telecommunication products	$930	$1,125
Display products	632	609
Specialty glass products	450	404
Environmental substrate and filter products	427	407
Life science products	225	247
Polycrystalline silicon products	216	277
All other products	95	109
Total revenue	$2,975	$3,178

Customer Deposits

As of March 31, 2024 and December 31, 2023, Corning had customer deposits of approximately $1.1 billion and $1.2 billion, respectively.  Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements, generally over a period of up to ten years.  As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.

For the three months ended  March 31, 2024 and 2023, customer deposits recognized were $80 million and $70 million, respectively.

Refer to Note 6 (Other Liabilities) for additional information.

Deferred Revenue

As of March 31, 2024 and December 31, 2023, Corning had deferred revenue of approximately $826 million and $860 million, respectively.  Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long-term supply agreements.

Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units.  For the three months ended  March 31, 2024 and 2023, the amount of deferred revenue recognized in the consolidated statements of income was not material.

Refer to Note 6 (Other Liabilities) for additional information.

3. Income Taxes

The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended
	March 31,
	2024	2023
Provision for income taxes	$(71)	$(37)
Effective tax rate	24.0%	16.2%

For the three months ended  March 31, 2024, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to changes in tax reserves, partially offset by a net benefit due to foreign derived intangible income. For the three months ended  March 31, 2023, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and a net benefit due to foreign derived intangible income.

Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. The non-current receivable balance was $258 million and $261 million as of March 31, 2024 and December 31, 2023, respectively, for the amount on deposit with the South Korean government.  Corning believes that it is more likely than not the Company will prevail in the appeals process relating to these matters.

4. Earnings Per Common Share

The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended
	March 31,
	2024	2023
Net income attributable to Corning Incorporated	$209	$176

Weighted-average common shares outstanding – basic	852	844
Effect of dilutive securities:
Stock options and other awards	10	15
Weighted-average common shares outstanding – diluted	862	859
Basic earnings per common share	$0.25	$0.21
Diluted earnings per common share	$0.24	$0.20

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	3	5

5. Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Finished goods	$1,287	$1,242
Work in process	555	551
Raw materials and accessories	446	445
Supplies and packing materials	425	428
Inventories	$2,713	$2,666

6. Other Liabilities

Other liabilities consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Current liabilities:
Wages and employee benefits	$430	$609
Income taxes	116	69
Derivative instruments (Note 11)	122	66
Deferred revenue (Note 2)	188	181
Customer deposits (Note 2)	164	148
Short-term operating leases	103	112
Other current liabilities	1,258	1,348
Other accrued liabilities	$2,381	$2,533

Non-current liabilities:
Defined benefit pension plan liabilities	$725	$721
Derivative instruments (Note 11)	62	31
Deferred revenue (Note 2)	638	679
Customer deposits (Note 2)	977	1,083
Deferred tax liabilities	193	218
Long-term operating leases	820	846
Other non-current liabilities	1,020	1,131
Other liabilities	$4,435	$4,709

7. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.7 billion and $7.0 billion as of  March 31, 2024 and December 31, 2023, respectively, compared to the carrying value of $7.1 billion and $7.2 billion as of  March 31, 2024 and December 31, 2023, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

8. Employee Retirement Plans

The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other income, net in the consolidated statements of income (in millions):

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$23	$23	$1	$1
Interest cost	46	45	5	6
Expected return on plan assets	(48)	(46)
Amortization of actuarial net gain			(5)	(5)
Amortization of prior service cost (credit)	1	2	(2)	(1)
Total pension and postretirement benefit expense (income)	$22	$24	$(1)	$1

9. Leases

On March 12, 2024, Corning entered into a synthetic lease for a solar manufacturing facility in Hemlock, Michigan (the “Facility”), for which we are the construction agent on behalf of the lessor, with an estimated construction cost of approximately $835 million.

The lease will commence upon completion of construction of the Facility, which is expected to be in the later part of 2025, and has a lease term of five years with options to renew the lease or purchase the facility. The lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.1 billion, of which $35 million, $103 million, $99 million and $96 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $780 million is to be paid thereafter. The transaction agreements contain covenants that are consistent with our Revolving Credit Agreement as disclosed in the 2023 Form 10-K.

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

Dow Corning Chapter 11 Related Matters

Until June 1, 2016, Corning and The Dow Chemical Company (“Dow”) each owned 50% of the common stock of Dow Corning Corporation (“Dow Corning”). On May 31, 2016, Corning and Dow realigned their ownership interest in Dow Corning. Following the realignment, Corning no longer owned any interest in Dow Corning. With the realignment, Corning agreed to indemnify Dow for 50% of Dow Corning’s non-ordinary course, pre-closing liabilities to the extent such liabilities exceed the amounts reserved for them by Dow Corning as of May 31, 2016, subject to certain conditions and limits. In January 2024, we entered into an agreement to settle the Dow Corning Chapter 11 Related Matters and the settlement amount was not material.

Dow Corning Environmental Claims

Beginning in September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites.  Subject to certain conditions and limits, Corning may be required to indemnify Dow for up to 50% of such losses.  As of March 31, 2024, Corning has determined a potential liability for these environmental matters is probable and the amount reserved was not material.

Environmental Litigation

Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 19 hazardous waste sites.  It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  As of  March 31, 2024 and December 31, 2023, Corning had accrued approximately $86 million and $88 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

11. Financial Instruments

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	March 31, 2024			December 31, 2023
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$236	$245		$241	$287

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,780	20	$(34)	1,988	20	$(17)
Translated earnings contracts	5,390	360	(150)	5,042	324	(80)
Total derivatives	$8,406	$625	$(184)	$7,271	$631	$(97)

Current		$521	$(122)		$501	$(66)
Non-current		104	(62)		130	(31)
Total derivatives		$625	$(184)		$631	$(97)

(1)	All of the Company’s derivative contracts are measured at fair value and are classified as Level 2 within the fair value hierarchy. Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
(2)	The amounts above do not include €850 million of euro-denominated debt ($911 million equivalent as of March 31, 2024), which is a non-derivative financial instrument designated as a net investment hedge.
(3)	As of March 31, 2024 and December 31, 2023, derivatives designated as hedging instruments include foreign exchange cash flow hedges with total notional amounts of $236 million and $241 million, respectively, and fair value hedges of leased precious metals with total notional amounts of 16,862 troy ounces and 20,160 troy ounces, respectively. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amounts of $184 million and $229 million as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes the total gross notional values for translated earnings contracts (in millions):

	March 31,	December 31,
	2024	2023
Average rate forward contracts:
Chinese yuan-denominated	$793	$684
Japanese yen-denominated	408	463
South Korean won-denominated	1,417	1,609
Other foreign currencies (1)	487	198
Option contracts:
Japanese yen-denominated (2)	2,285	2,088
Total notional amount for translated earnings contracts	$5,390	$5,042

(1)	Denominational currencies for other average rate forward contracts include the New Taiwan dollar and euro.
(2)	Japanese yen-denominated option contracts include purchased put options and zero-cost collars. With respect to the zero-cost collars, the gross notional amount includes the value of the put and call options. However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

The following tables summarize the effect in the consolidated statements of income relating to Corning’s derivative financial instruments (in millions).  The accumulated derivative gain included in accumulated other comprehensive loss on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 is $81 million and $54 million, respectively.

	Three months ended March 31,
			Location of gain (loss)
	Gain recognized		reclassified from	Gain (loss) reclassified
	in other comprehensive		accumulated	from accumulated
	income (OCI)		OCI into income	OCI into income
	2024	2023	effective (ineffective)	2024	2023
Derivative hedging relationships for cash flow and fair value hedges:
Foreign exchange and precious metals lease contracts	$33	$32	Cost of sales	$6	$7
			Other income, net		(1)
Total cash flow and fair value hedges	$33	$32		$6	$6

	(Loss) gain recognized in income
	Three months ended
	March 31,
Undesignated derivatives	2024	2023	Location of gain (loss) recognized in income
Foreign exchange contracts	$(22)	$13	Other income, net
Translated earnings contracts	39	(8)	Translated earnings contract gain (loss), net
Total undesignated	$17	$5

Net Investment Hedges

In May 2023, the Company designated the full amount of its 2026 Notes and 2031 Notes with a total notional amount of €850 million, which are non-derivative financial instruments, as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. As of March 31, 2024, the net investment hedges are deemed to be effective. During the three months ended March 31, 2024, foreign currency gain of $22 million associated with these net investment hedges were recognized in other comprehensive loss.

Leased Precious Metals Contracts

The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $80 million and $90 million, respectively, as of  March 31, 2024 and December 31, 2023. The carrying amount of the leased precious metals pool includes cumulative fair value loss of $191 million and $239 million as of  March 31, 2024 and December 31, 2023, respectively. These losses are offset by changes in the fair value of the hedges.

12. Shareholders’ Equity

On May 2, 2024, Corning's Board of Directors declared a $0.28 per share common stock dividend.

Share Repurchase Program

In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”). As of March 31, 2024, approximately $3.3 billion remains available under the Company’s 2019 Authorization.

No shares were repurchased under our 2019 Authorization during the three months ended March 31, 2024 and 2023.

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2024 and 2023, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustments.

The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended
	March 31,
	2024	2023
Beginning balance	$(1,942)	$(1,712)
Loss on foreign currency translation, net of tax benefit - $23 and $16	(331)	(83)
Equity method affiliates	1	(1)
Net current-period other comprehensive loss, net of tax	(330)	(84)
Ending balance	$(2,272)	$(1,796)

13. Share-Based Compensation

Total share-based compensation expense was $60 million and $52 million for the three months ended March 31, 2024 and 2023, respectively.

Incentive Stock Plans

Time-Based Restricted Stock and Restricted Stock Units

The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the three months ended March 31, 2024:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units as of December 31, 2023	13,321	$33.89
Granted	146	31.84
Vested	(2,662)	35.38
Forfeited	(257)	34.73
Non-vested shares and share units as of March 31, 2024	10,548	$33.46

Performance-Based Restricted Stock Units

The following table summarizes the changes in non-vested performance-based restricted stock units for the three months ended March 31, 2024:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units as of December 31, 2023	2,026	$38.89
Granted	1,102	32.71
Vested	(287)	40.69
Performance adjustments	562	32.90
Forfeited	(52)	33.09
Non-vested share units as of March 31, 2024	3,351	$35.55

Stock Options

The following table summarizes information concerning stock options as of  March 31, 2024 and the related activity for the three months ended March 31, 2024:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term	value
	(in thousands)	price	(in years)	(in thousands)
Options outstanding as of December 31, 2023	7,499	$23.82
Exercised	(582)	21.43
Expired	(1)	19.65
Options outstanding as of March 31, 2024	6,916	24.03	4.79	$63,071
Options vested and exercisable as of March 31, 2024	6,916	24.03	4.79	63,071

14. Reportable Segments

The Company has determined that it has five reportable segments for financial reporting purposes, as follows:

●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry; the carrier network group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications, and the enterprise network group consists primarily of optical-based communication networks sold to businesses, governments and individuals for their own use.
●	Display Technologies – manufactures high quality glass substrates for flat panel displays, including liquid crystal displays and organic light-emitting diodes that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices.
●	Specialty Materials – manufactures products that provide material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs across a wide variety of commercial and industrial markets, including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
●	Environmental Technologies – manufactures ceramic substrates and filter products for emissions control systems in mobile applications.
●	Life Sciences – develops, manufactures, and supplies laboratory products, including labware, equipment, media, serum and reagents, enabling workflow solutions for drug discovery and bioproduction.

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as Hemlock and Emerging Growth Businesses. Net sales for this group are mainly attributable to HSG, an operating segment that produces solar and semiconductor products. The emerging growth businesses primarily consist of Pharmaceutical Technologies, Auto Glass Solutions and the Emerging Innovations Group.

Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions. As a significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on segment net sales and segment net income (loss) of translating these currencies into U.S. dollars.  Therefore, the Company utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments to exclude the impact on segment sales and segment net income from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment.  In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recasted as the impact was not material. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display Technologies segment.

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

Constant-currency rates used are as follows and are applied to all periods presented and to all foreign exchange exposures during the period, even though we may be less than 100% hedged:

Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican peso
Rate	¥107	₩1,175	¥6.7	NT$31	€.81	MX$20

In addition, certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net income attributable to Corning Incorporated. These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: the impact of translating the Japanese yen-denominated debt; the impact of the translated earnings contracts; acquisition-related costs; certain discrete tax items and other tax-related adjustments; restructuring, impairment and other charges and credits; certain litigation, regulatory and other legal matters; pension mark-to-market adjustments; and other non-recurring non-operational items. Although these amounts are excluded from segment results, they are included in reported consolidated results.

Corning’s administrative and staff functions are performed on a centralized basis and such costs and expenses are allocated among the segments differently than they would be for stand-alone financial reporting purposes. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income (loss) to net income attributable to Corning Incorporated. Segment net income (loss) may not be consistent with measures used by other companies.

The following provides selected segment information as described above:

Segment information (in millions):

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended March 31, 2024
Segment net sales	$930	$872	$454	$455	$236	$311	$3,258
Depreciation (1)	$66	$116	$36	$32	$17	$38	$305
Research, development and engineering expenses (2)	$65	$26	$60	$23	$6	$36	$216
Income tax provision (3)	$(28)	$(53)	$(11)	$(28)	$(4)	$(1)	$(125)
Segment net income (loss)	$100	$201	$44	$105	$13	$(10)	$453

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended March 31, 2023
Segment net sales	$1,125	$763	$406	$431	$256	$386	$3,367
Depreciation (1)	$66	$123	$35	$33	$17	$33	$307
Research, development and engineering expenses (2)	$60	$23	$53	$24	$10	$39	$209
Income tax provision (3)	$(43)	$(42)	$(10)	$(22)	$(2)	$(9)	$(128)
Segment net income	$159	$160	$39	$82	$9	$16	$465

(1)	Depreciation expense for Corning’s reportable segments and Hemlock and Emerging Growth Businesses includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax provision reflects a tax rate of 21%.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended
	March 31,
	2024	2023
Net sales of reportable segments	$2,947	$2,981
Net sales of Hemlock and Emerging Growth Businesses	311	386
Impact of constant-currency reporting (1)	(283)	(189)
Consolidated net sales	$2,975	$3,178

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

The following table presents a reconciliation of net income of reportable segments to net income attributable to Corning Incorporated (in millions):

	Three months ended
	March 31,
	2024	2023
Net income of reportable segments	$463	$449
Net (loss) income of Hemlock and Emerging Growth Businesses	(10)	16
Unallocated amounts:
Impact of constant-currency reporting	(226)	(149)
Translated earnings contract gain (loss), net	39	(8)
Translation gain on Japanese yen-denominated debt	81	18
Research, development, and engineering expenses	(42)	(45)
Amortization of intangibles	(30)	(31)
Interest expense, net	(61)	(56)
Income tax benefit	54	91
Restructuring, impairment and other charges and credits	9	(66)
Other corporate items	(68)	(43)
Net income attributable to Corning Incorporated	$209	$176

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide a historical and prospective narrative on our financial condition and results of operations through the eyes of management and should be read in conjunction with our MD&A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

In 2023, we introduced plans to improve profitability and cash flow and we took action to increase price and improve productivity ratios. Since then, our results demonstrated that we made solid progress advancing market leadership, strengthening our profitability and improving our cash flow generation even in the lower-demand environment. Further, we entered 2024 operationally strong and our first-quarter results show encouraging signs of improving market conditions.

We remain confident that key industry growth drivers are intact: specifically, wireless, broadband, 5G, cloud computing and advanced artificial intelligence in Optical Communications, increased screen sizes in Display Technologies, tighter emission regulations that drive more and better filtration in Environmental Technologies and the need for advanced cover materials in Mobile Consumer Electronics. Additionally, we have built competitively-advantaged positions in the markets in which we participate and we believe we are the technology leader in these markets. We believe we are well-positioned with existing production capacity and technical capabilities necessary to capture this growth and deliver strong incremental profit and cash to our shareholders.

2024 Corporate Outlook

We expect core net sales of approximately $3.4 billion for the second quarter of 2024.

RESULTS OF OPERATIONS

The following table presents selected highlights from our operations (in millions):

	Three months ended		%
	March 31,		change
	2024	2023	24 vs. 23

Net sales	$2,975	$3,178	(6%)

Cost of sales	$1,982	$2,175	(9%)

Gross margin	$993	$1,003	(1%)
Gross margin %	33%	32%

Selling, general and administrative expenses	$451	$421	7%
as a % of net sales	15%	13%

Research, development and engineering expenses	$258	$254	2%
as a % of net sales	9%	8%

Translated earnings contract gain (loss), net	$39	$(8)	*

Income before income taxes	$296	$228	30%

Provision for income taxes	$(71)	$(37)	92%
Effective tax rate	24%	16%

Net income attributable to Corning Incorporated	$209	$176	19%

Comprehensive (loss) income attributable to Corning Incorporated	$(118)	$109	*

*  Not meaningful

Net sales

For the three months ended March 31, 2024, net sales decreased $203 million, or 6%, when compared to the same period in 2023. The decrease was primarily driven by decreased segment sales of $195 million in Optical Communications.

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

For the three months ended March 31, 2024, gross margin decreased $10 million, or 1%, and improved as a percentage of sales by 1 percentage point when compared to the same period in 2023. Despite the decline in sales, the improvement in gross margin as a percentage of sales is primarily driven by the actions taken throughout 2023 to improve profitability, including raising prices, restoring our productivity levels and normalizing inventory levels.

Selling, general and administrative expenses

The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits; share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

For the three months ended March 31, 2024, selling, general and administrative expenses increased $30 million and increased as a percentage of sales when compared to the same period in 2023 due to lower sales in the current period as compared to the same period in 2023.

Research, development and engineering expenses

For the three months ended March 31, 2024, research, development and engineering expenses increased $4 million and increased as a percentage of sales when compared to the same period in 2023 due to lower sales in the current period as compared to the same period in 2023.

Translated earnings contract gain (loss), net

Included in translated earnings contract gain (loss), net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro and Chinese yuan and its impact on net income.

The following table provides detailed information on the impact of translated earnings contract gain (loss), net (in millions):

	Three months ended		Three months ended		Change
	March 31, 2024		March 31, 2023		2024 vs. 2023
	Income		Income		Income
	before	Net	before	Net	before	Net
	tax	income	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1)	$63	$48	$67	$52	$(4)	$(4)
Unrealized loss, net (2)	(24)	(18)	(75)	(58)	51	40
Total translated earnings contract gain (loss), net	$39	$30	$(8)	$(6)	$47	$36

(1)

For the three months ended March 31, 2024 and 2023, amount includes pre-tax realized losses of $31 million and $14 million, respectively, related to the expiration of option contracts and were reflected within operating activities in the consolidated statements of cash flows.

(2)	The impact to income for the three months ended March 31, 2024 was primarily driven by unrealized losses from our South Korean won-denominated hedges, partially offset by unrealized gains from our Japanese yen-denominated hedges. The impact to income for the three months ended March 31, 2023 was primarily driven by unrealized losses from our Japanese yen and South Korean won-denominated hedges.

Income before income taxes

For the three months ended March 31, 2024, income before income taxes increased $68 million when compared to the same period in 2023, which is primarily driven by a $47 million improvement in translated earnings contract gains.

Provision for Income Taxes

For the three months ended March 31, 2024, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to changes in tax reserves, partially offset by a net benefit due to foreign derived intangible income.

For the three months ended March 31, 2023, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to differences arising from foreign earnings and a net benefit due to foreign derived intangible income.

The effective tax rate for the three months ended March 31, 2024 increased when compared to the same period in 2023 primarily due to differences arising from foreign earnings and changes in tax reserves.

Net income attributable to Corning Incorporated

As a result of the items discussed above, net income attributable to Corning Incorporated and per share data were as follows (in millions, except per share amounts):

	Three months ended
	March 31,
	2024	2023
Net income attributable to Corning Incorporated	$209	$176
Basic earnings per common share	$0.25	$0.21
Diluted earnings per common share	$0.24	$0.20

Weighted-average common shares outstanding - basic	852	844
Weighted-average common shares outstanding - diluted	862	859

Comprehensive (loss) income attributable to Corning Incorporated

Comprehensive loss attributable to Corning Incorporated for the three months ended March 31, 2024 was $118 million compared to comprehensive income of $109 million for the three months ended March 31, 2023. This movement is driven by the increase in net losses on foreign currency translation adjustments of $246 million, primarily driven by the Japanese yen, Chinese yuan and euro.

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

Segment net income may not be consistent with measures used by other companies.

The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%
	March 31,		change	change
	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$930	$1,125	$(195)	(17)%
Display Technologies	872	763	109	14%
Specialty Materials	454	406	48	12%
Environmental Technologies	455	431	24	6%
Life Sciences	236	256	(20)	(8)%
Net sales of reportable segments	2,947	2,981	(34)	(1)%
Hemlock and Emerging Growth Businesses	311	386	(75)	(19)%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$3,258	$3,367	$(109)	(3)%

(1)	Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.

Optical Communications

The decrease in segment net sales was primarily driven by a decline in sales volume due to lower carrier demand as carrier customers continue to draw down inventory.

Display Technologies

The increase in segment net sales was primarily due to higher sales volume, attributable to increased panel maker utilization driven by growth in retail demand, as well as pricing actions taken in the second half of 2023.

Specialty Materials

The increase in segment net sales was due to continued strong demand for premium smartphone cover materials as well as semiconductor-related products.

Environmental Technologies

The increase in segment net sales was primarily due to increased gasoline particulate filter adoption in China, partially offset by a decline in heavy-duty diesel.

Life Sciences

The decrease in segment net sales was primarily due to customers in North America and Europe continuing their inventory drawdowns.

Hemlock and Emerging Growth Businesses

The decrease in segment net sales was primarily due to a decrease in our HSG business driven by lower pricing for solar-grade polysilicon and lower sales in our Pharmaceutical Technologies business from the completion of volume commitments for COVID-related products.

The following table presents segment net income by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%
	March 31,		change	change
	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$100	$159	$(59)	(37)%
Display Technologies	201	160	41	26%
Specialty Materials	44	39	5	13%
Environmental Technologies	105	82	23	28%
Life Sciences	13	9	4	44%
Net income of reportable segments	463	449	14	3%
Hemlock and Emerging Growth Businesses	(10)	16	(26)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$453	$465	$(12)	(3)%

* Not meaningful

(1)	Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to net income attributable to Corning Incorporated.

Optical Communications

The decrease in segment net income was primarily driven by a decline in sales volume, as outlined above.

Display Technologies

The increase in segment net income was primarily driven by the increase in sales volume, as outlined above, and improved profitability from pricing actions taken.

Specialty Materials

The increase in segment net income was primarily driven by the increase in sales, as outlined above.

Environmental Technologies

The increase in segment net income was primarily driven by the increase in sales, as outlined above, and improved operating performance.

Life Sciences

The increase in segment net income was primarily driven by profitability improvements from productivity actions taken.

Hemlock and Emerging Growth Businesses

The decrease in segment net income was primarily driven by our HSG and Pharmaceutical Technologies business due to lower sales, as outlined above.

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

In addition, because a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. Therefore, management utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments to exclude the impact from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment. In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recasted as the impact was not material. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display Technologies segment.

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

Core performance measures are not prepared in accordance with GAAP.  We provide investors with these non-GAAP measures to evaluate our results as we believe they are indicative of our core operating performance and provide greater transparency to how management evaluates our results and trends and makes financial and operational decisions. These measures are not, and should not be viewed as a substitute for, GAAP reporting measures. With respect to the outlook for future periods, it is not possible to provide reconciliations for these non-GAAP measures because management does not forecast the movement of foreign currencies against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of management’s control. As a result, management is unable to provide outlook information on a GAAP basis.

For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures.”

Results of Operations – Core Performance Measures

The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts):

	Three months ended		%
	March 31,		change
	2024	2023	24 vs. 23
Core net sales	$3,258	$3,367	(3)%
Core net income	$330	$350	(6)%
Core earnings per share	$0.38	$0.41	(7)%

Core Net Sales

For the three months ended March 31, 2024, we generated core net sales of $3.3 billion compared to core net sales of $3.4 billion for the same period in 2023. The decrease in core net sales of $0.1 billion was primarily driven by decreased segment sales of $195 million in Optical Communications and $75 million in Hemlock and Emerging Growth Businesses, partially offset by increased segment sales of $109 million in Display and $48 million in Specialty Materials. Net sales by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income

For the three months ended March 31, 2024, we generated core net income of $330 million compared to core net income generated for the three months ended March 31, 2023 of $350 million.  The decrease of $20 million was primarily due to lower segment net income for Optical Communications of $59 million, partially offset by higher segment net income for Display Technologies of $41 million. Net income by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share

Core earnings per share decreased for the three months ended March 31, 2024 to $0.38 per share, primarily as a result of the changes in core net income, outlined above.

The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended
	March 31,
	2024	2023
Core net income	$330	$350

Weighted-average common shares outstanding - basic	852	844
Effect of dilutive securities:
Stock options and other awards	10	15
Weighted-average common shares outstanding - diluted	862	859
Core earnings per share	$0.38	$0.41

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended March 31, 2024
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$2,975	$296	$209	24.0%	$0.24
Constant-currency adjustment (1)	283	226	172		0.20
Translation gain on Japanese yen-denominated debt (2)		(81)	(62)		(0.07)
Translated earnings contract gain (3)		(39)	(30)		(0.03)
Acquisition-related costs (4)		32	24		0.03
Discrete tax items and other tax-related adjustments (5)			15		0.02
Restructuring, impairment and other charges and credits (6)		(9)	(7)		(0.01)
Litigation, regulatory and other legal matters (7)		(5)	(4)		(0.00)
Pension mark-to-market adjustment (8)		11	8		0.01
Loss on investments (9)		5	5		0.01
Core performance measures	$3,258	$436	$330	20.2%	$0.38

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $16 million and $17 million, respectively.

	Three months ended March 31, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$3,178	$228	$176	16.2%	$0.20
Constant-currency adjustment (1)	189	149	114		0.13
Translation gain on Japanese yen-denominated debt (2)		(18)	(14)		(0.02)
Translated earnings contract loss (3)		8	6		0.01
Acquisition-related costs (4)		34	20		0.02
Discrete tax items and other tax-related adjustments (5)			(2)		(0.00)
Restructuring, impairment and other charges and credits (6)		66	53		0.06
Pension mark-to-market adjustment (8)		10	8		0.01
Loss on investments (9)		4	4		0.00
Gain on sale of assets (10)		(20)	(15)		(0.02)
Core performance measures	$3,367	$461	$350	19.4%	$0.41

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $15 million and $21 million, respectively.

See “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.

Items Adjusted from GAAP Measures

Items adjusted from GAAP measures to arrive at core performance measures are as follows:

(1)

Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments for the Japanese yen, Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment. In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recasted as the impact was not material.

The constant-currency rates established for our core performance measures are internally derived long-term management estimates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. For the three months ended March 31, 2024, the adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts.

Constant-currency rates used are as follows and are applied to all periods presented and to all foreign exchange exposures during the period, even though we may be less than 100% hedged:

	Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican peso
	Rate	¥107	₩1,175	¥6.7	NT$31	€.81	MX$20

(2)	Translation of Japanese yen-denominated debt: Amount reflects the gain or loss on the translation of our yen-denominated debt to U.S. dollars.
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

(6)	Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, including severance, accelerated depreciation, asset write-offs and facility repairs resulting from power outages, which are not related to ongoing operations.
(7)	Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.
(8)	Pension mark-to-market adjustment: Amount primarily reflects defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(9)	Loss on investments: Amount reflects the gain or loss recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(10)	Gain on sale of assets: Amount represents the gain recognized for the sale of assets.

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

Our major sources of funding for 2024 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations and meet our obligations for the foreseeable future. Such obligations may include requirements for acquisitions, capital expenditures, debt repayments, dividend payments and share repurchases. We will continue to generate cash from operations and maintain access to our revolving credit facilities and commercial paper programs as discussed in more detail below.

Key Balance Sheet Data

We fund our working capital with cash from operations and, periodically, short-term and long-term borrowings. In addition, from time to time, we receive upfront cash from customers relating to long-term supply agreements, as well as cash incentives from government entities generally for capital expansion and related expenses.

The following table presents balance sheet and working capital measures (in millions):

	March 31,	December 31,
	2024	2023
Working capital	$2,796	$2,893
Current ratio	1.7:1	1.7:1
Trade accounts receivable, net of doubtful accounts	$1,621	$1,572
Days sales outstanding	49	47
Inventories	$2,713	$2,666
Inventory turns	3.1	3.2
Days payable outstanding (1)	55	52
Long-term debt	$7,050	$7,206
Total debt	$7,368	$7,526
Total debt to total capital	39%	39%

(1)	Includes trade payables only.

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

We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we have accelerated the collection of $380 million of accounts receivable during the three months ended March 31, 2024.  We believe these accounts receivables would have been collected during the normal course of business in the following quarter.

Cash Flows

The following table presents a summary of cash flow data (in millions):

	Three months ended
	March 31,
	2024	2023
Net cash provided by (used in) operating activities	$96	$(49)
Net cash used in investing activities	$(184)	$(228)
Net cash used in financing activities	$(308)	$(248)

Net cash provided by (used in) operating activities for the three months ended March 31, 2024 increased $145 million when compared to the same period in the prior year primarily driven by improvements in working capital.

Net cash used in investing activities for the three months ended March 31, 2024 improved by $44 million when compared to the same period last year, primarily driven by lower capital expenditures of $130 million and higher realized gains on translated earnings contracts of $13 million, partially offset by $67 million in proceeds from the sale of equipment in the prior period.

Net cash used in financing activities for the three months ended March 31, 2024 increased by $60 million when compared to the same period last year, primarily driven by the $54 million in proceeds received in the prior year from other financing arrangements.

Sources of Liquidity

As of March 31, 2024, our cash and cash equivalents and available credit capacity included (in millions):

March 31,
2024
Cash and cash equivalents	$1,365

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Chinese yuan facilities	$105

Cash and Cash Equivalents

As of March 31, 2024, we had $1.4 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of March 31, 2024, approximately 62% of the consolidated cash and cash equivalents were held outside the U.S.

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

Debt Facilities and Other Sources of Liquidity

We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of March 31, 2024, we did not have outstanding commercial paper.

Our $1.5 billion Revolving Credit Agreement is available to support obligations under the commercial paper program and for general corporate purposes, if needed. As of March 31, 2024, there were no amounts outstanding under this facility.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of March 31, 2024, our leverage using this measure was approximately 39%. As of March 31, 2024, we were in compliance.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of March 31, 2024, we were in compliance with all such provisions.

We have access to certain Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of March 31, 2024, borrowings totaled $255 million and these facilities had variable interest rates ranging from 3.2% to 4.1% and maturities ranging from 2024 to 2032. As of March 31, 2024, Corning had 757 million Chinese yuan of unused capacity, equivalent to approximately $105 million.

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

Pursuant to the SRA, with respect to the remaining 80 million common shares outstanding held by SDC:

●	SDC has the option to sell an additional 22 million common shares to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning will be required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning.
●	The remaining 58 million common shares are subject to a seven-year lock-up period expiring in 2027.

Refer to Note 14 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2023 Form 10-K for additional information.

Share Repurchases

In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”). As of March 31, 2024, approximately $3.3 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

Common Stock Dividends

On May 2, 2024, Corning’s Board of Directors declared a dividend of $0.28 per share of common stock. The dividend will be payable on June 27, 2024.

Capital Expenditures

Capital expenditures were $0.3 billion for the three months ended March 31, 2024.  We expect our 2024 full year capital expenditures to be lower than 2023.

Current Maturities of Short and Long-Term Debt

As of March 31, 2024, we had $318 million of long-term debt that is due in less than one year.

Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2023 Form 10-K for additional information, including a summary of our debt maturities by year.

Defined Benefit Pension Plans

Our global pension plans, including our unfunded and non-qualified plans, were 81% funded as of December 31, 2023. Our largest single pension plan is our U.S. qualified plan, which accounted for 77% of our consolidated defined benefit pension plans’ projected benefit obligation, was 92% funded as of December 31, 2023.

The funded status of our pension plans is dependent upon multiple factors including actuarial assumptions, interest rates at year-end, prior investment returns and contributions made to the plans. During 2024, the Company anticipates making cash contributions of $11 million to its international pension plans.

Commitments, Contingencies and Guarantees

On March 12, 2024, Corning entered into a synthetic lease for a solar manufacturing facility in Hemlock, Michigan (the “Facility”), for which we are the construction agent on behalf of the lessor, with an estimated construction cost of approximately $835 million.

The lease will commence upon completion of construction of the Facility, which is expected to be in the later part of 2025, and has a lease term of five years with options to renew the lease or purchase the facility. The lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.1 billion, of which $35 million, $103 million, $99 million and $96 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $780 million is to be paid thereafter. The transaction agreements contain covenants that are consistent with our Revolving Credit Agreement as disclosed in the 2023 Form 10-K.

Other than the above matter, there were no material changes outside the ordinary course of business in the obligations disclosed in the 2023 Form 10-K under the caption “Commitments, Contingencies and Guarantees.”

Off Balance Sheet Arrangements

There were no material changes outside the ordinary course of business in off balance sheet arrangements as disclosed in the 2023 Form 10-K under the caption “Off Balance Sheet Arrangements.”

ENVIRONMENT

Refer to Item 1. Legal Proceedings or Note 10 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements for information.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The estimates that are considered by management to be the most critical to the understanding of the consolidated financial statements as they require significant judgments that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Since the date of the Company’s most recent Annual Report, there were no material changes in the Company’s critical accounting estimates or assumptions.

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

-	the duration and severity of health crisis events, such as an epidemic or pandemic, and its impact across our businesses on demand, personnel, operations, our global supply chains and stock price;
-

possible disruption in commercial activities or our supply chain due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, international trade disputes or major health concerns;

-	loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;
-	ability to enforce patents and protect intellectual property and trade secrets;
-	disruption to Corning’s, our suppliers’ and manufacturers’ supply chain, equipment, facilities, IT systems or operations;
-	product demand and industry capacity;
-	competitive products and pricing;
-	availability and costs of critical components, materials, equipment, natural resources and utilities;
-	new product development and commercialization;
-	order activity and demand from major customers;
-	the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-	the amount and timing of any future dividends;
-	the effects of acquisitions, dispositions and other similar transactions;
-	the effect of regulatory and legal developments;
-	ability to pace capital spending to anticipated levels of customer demand;
-	our ability to increase margins through implementation of operational changes, pricing actions and cost reduction measures;
-	rate of technology change;
-	adverse litigation;
-	product and component performance issues;
-	retention of key personnel;
-	customer ability to maintain profitable operations and obtain financing to fund ongoing operations and manufacturing expansions and pay receivables when due;
-	loss of significant customers;
-	changes in tax laws, regulations and international tax standards;
-	the impacts of audits by taxing authorities; and
-	the potential impact of legislation, government regulations, and other government action and investigations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As noted in the 2023 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates has the following effects:

●	Exchange rate movements on financial instruments and transactions denominated in foreign currencies that impact earnings; and
●	Exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar.

For a discussion of the Company’s exposure to market risk and how we mitigate that risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in the 2023 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 10 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, is remote.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in Corning’s 2023 Form 10-K, which could materially impact the Company’s business, financial condition or future results. Risks disclosed in the 2023 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact Corning’s business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about purchases of common stock during the first quarter of 2024:

Issuer Purchases of Equity Securities

				Approximate
			Number of	dollar value of
			shares	shares that may
			purchased	be purchased
			as part of	under the
	Total number	Average	publicly	publicly
	of shares	price paid	announced	announced
Period	purchased (1)	per share (2)	programs	programs
January 1 - 31, 2024	138,354	$30.81
February 1 - 29, 2024	906,588	31.24
March 1 - 31, 2024	15,310	32.45
Total	1,060,252	$31.20	—	$3,301,085,426

(1)	This column reflects: (i) 881,475 shares of common stock related to the vesting of employee restricted stock units; (ii) 117,067 shares of common stock related to the vesting of employee performance stock units; (iii) 61,599 shares of common stock related to the vesting of employee restricted stock; and (iv) 111 shares of common stock related to the exercise of employee stock options and payment of the exercise price.
(2)	Represents the stock price at the time of surrender.

Item 5. Other Information

During the three months ended March 31, 2024, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Corning Incorporated
(Registrant)

May 2, 2024	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President and Corporate Controller