Form 10-Q
period 2024-06-30
CORNING INC /NY
filed 2024-08-02
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2024
Corning’s Common Stock, $0.50 par value per share	855,700,821 shares

INDEX

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$3,251	$3,243	$6,226	$6,421
Cost of sales	2,302	2,230	4,284	4,405

Gross margin	949	1,013	1,942	2,016

Operating expenses:
Selling, general and administrative expenses	471	440	922	861
Research, development and engineering expenses	262	263	520	517
Amortization of purchased intangibles	30	31	60	62

Operating income	186	279	440	576

Interest income	10	8	22	15
Interest expense	(84)	(81)	(167)	(157)
Translated earnings contract gain, net (Note 12)	27	116	66	108
Other income, net	33	87	107	95

Income before income taxes	172	409	468	637
Provision for income taxes (Note 4)	(50)	(106)	(121)	(143)

Net income	122	303	347	494

Net income attributable to non-controlling interest	(18)	(22)	(34)	(37)

Net income attributable to Corning Incorporated	$104	$281	$313	$457

Earnings per common share available to common shareholders:
Basic (Note 5)	$0.12	$0.33	$0.37	$0.54
Diluted (Note 5)	$0.12	$0.33	$0.36	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$122	$303	$347	$494

Foreign currency translation adjustments and other	(222)	(318)	(552)	(402)
Unamortized gain (losses) and prior service costs for postretirement benefit plans	37	(4)	39	(8)
Realized and unrealized (losses) gains on derivatives	(32)	20	(31)	41
Other comprehensive loss, net of tax	(217)	(302)	(544)	(369)

Comprehensive (loss) income	(95)	1	(197)	125

Comprehensive income attributable to non-controlling interest	(18)	(22)	(34)	(37)

Comprehensive (loss) income attributable to Corning Incorporated	$(113)	$(21)	$(231)	$88

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets

Current assets:
Cash and cash equivalents	$1,419	$1,779
Trade accounts receivable, net of doubtful accounts - $31 and $30	1,721	1,572
Inventories (Note 6)	2,682	2,666
Other current assets	1,299	1,195
Total current assets	7,121	7,212

Property, plant and equipment, net of accumulated depreciation - $14,562 and $14,553	13,742	14,630
Goodwill	2,365	2,380
Other intangible assets, net	836	905
Deferred income taxes (Note 4)	1,134	1,153
Other assets	1,981	2,220

Total Assets	$27,179	$28,500

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings	$376	$320
Accounts payable	1,466	1,466
Other accrued liabilities (Notes 7 and 11)	2,684	2,533
Total current liabilities	4,526	4,319

Long-term debt (Note 8)	6,908	7,206
Postretirement benefits other than pensions (Note 9)	360	398
Other liabilities (Notes 7 and 11)	4,458	4,709
Total liabilities	16,252	16,632

Commitments and contingencies (Note 11)
Shareholders’ equity (Note 13):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	919	916
Additional paid-in capital – common stock	17,081	16,929
Retained earnings	15,976	16,391
Treasury stock, at cost; Shares held: 985 million and 980 million	(20,799)	(20,637)
Accumulated other comprehensive loss	(2,592)	(2,048)
Total Corning Incorporated shareholders’ equity	10,585	11,551
Non-controlling interest	342	317
Total equity	10,927	11,868

Total Liabilities and Equity	$27,179	$28,500

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Six months ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$347	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	614	622
Amortization of purchased intangibles	60	62
Loss on disposal of assets, net	126	23
Share-based compensation expense	126	111
Translation gain on Japanese yen-denominated debt	(135)	(127)
Deferred tax provision (benefit)	1	(10)
Translated earnings contract gain, net	(66)	(108)
Tax deposit refund		99
Changes in assets and liabilities:
Trade accounts receivable	(284)	(64)
Inventories	(89)	58
Other current assets	(16)	(49)
Accounts payable and other current liabilities	(52)	(416)
Customer deposits and government incentives	(18)	(6)
Deferred income	(70)	(24)
Other, net	73	(95)
Net cash provided by operating activities	617	570

Cash Flows from Investing Activities:
Capital expenditures	(494)	(770)
Proceeds from sale of equipment to related party		67
Realized gains on translated earnings contracts and other	168	177
Other, net	(12)	11
Net cash used in investing activities	(338)	(515)

Cash Flows from Financing Activities:
Repayments of debt	(42)	(73)
Proceeds from issuance of debt		20
Proceeds from issuance of euro bonds		918
Proceeds from other financing arrangements		54
Proceeds from cross currency swap	68
Payment for redemption of preferred stock		(507)
Payments of employee withholding tax on stock awards	(58)	(99)
Proceeds from exercise of stock options	34	35
Purchases of common stock for treasury	(105)
Dividends paid	(495)	(495)
Other, net	(14)	(17)
Net cash used in financing activities	(612)	(164)
Effect of exchange rates on cash	(27)	(24)
Net decrease in cash and cash equivalents	(360)	(133)
Cash and cash equivalents at beginning of period	1,779	1,671
Cash and cash equivalents at end of period	$1,419	$1,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868
Net income			209			209	16	225
Other comprehensive loss					(327)	(327)	(1)	(328)
Shares issued to benefit plans and for option exercises	1	69				70		70
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(35)		(35)	1	(34)
Balance as of March 31, 2024	$917	$16,998	$16,358	$(20,672)	$(2,375)	$11,226	$333	$11,559
Net income			104			104	18	122
Other comprehensive loss					(217)	(217)		(217)
Purchase of common stock for treasury				(103)		(103)		(103)
Shares issued to benefit plans and for option exercises	2	83				85		85
Common dividends ($0.56 per share)			(486)			(486)		(486)
Other, net (1)				(24)		(24)	(9)	(33)
Balance as of June 30, 2024	$919	$17,081	$15,976	$(20,799)	$(2,592)	$10,585	$342	$10,927

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2022	$910	$16,682	$16,778	$(20,532)	$(1,830)	$12,008	$267	$12,275
Net income			176			176	15	191
Other comprehensive loss					(67)	(67)		(67)
Shares issued to benefit plans and for option exercises	1	64				65		65
Common dividends ($0.28 per share)			(241)			(241)		(241)
Other, net (1)				(16)		(16)		(16)
Balance as of March 31, 2023	$911	$16,746	$16,713	$(20,548)	$(1,897)	$11,925	$282	$12,207
Net income			281			281	22	303
Other comprehensive loss					(302)	(302)	(1)	(303)
Shares issued to benefit plans and for option exercises	4	71				75		75
Common dividends ($0.56 per share)			(485)			(485)		(485)
Other, net (1)				(82)		(82)	(5)	(87)
Balance as of June 30, 2023	$915	$16,817	$16,509	$(20,630)	$(2,199)	$11,412	$298	$11,710

(1)	Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

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

2. Restructuring, Impairment and Other Charges and Credits

During the three and six months ended June 30, 2024, we recorded $138 million and $129 million, respectively, in restructuring, impairment and other charges and credits, of which $141 million and $121 million, respectively, were reflected in cost of sales in the consolidated statements of income, primarily relating to asset write-offs in Q2 associated with the closure of a display manufacturing plant. Should the entity be substantially liquidated, the Company expects to recognize approximately $72 million of non-cash foreign currency translation losses.

There were no material restructuring, impairment and other charges and credits for the three and six months ended June 30, 2023.

3. Revenue

Disaggregated Revenue

The following table presents revenues by product category (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Telecommunication products	$1,113	$1,066	$2,043	$2,191
Display products	704	725	1,336	1,334
Specialty glass products	497	420	947	824
Environmental substrate and filter products	404	433	831	840
Life science products	237	222	462	469
Polycrystalline silicon products	199	258	415	535
All other products	97	119	192	228
Total revenue	$3,251	$3,243	$6,226	$6,421

Customer Deposits

As of June 30, 2024 and December 31, 2023, Corning had customer deposits of approximately $1.2 billion. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements, generally over a period of up to ten years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.

For the three months ended  June 30, 2024 and 2023, customer deposits recognized were $11 million and $12 million, respectively. For the six months ended  June 30, 2024 and 2023, customer deposits recognized were $91 million and $82 million, respectively.

Refer to Note 7 (Other Liabilities) for additional information.

Deferred Revenue

As of June 30, 2024 and December 31, 2023, Corning had deferred revenue of approximately $790 million and $860 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long-term supply agreements.

Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. For the three and six months ended  June 30, 2024 and 2023, the amount of deferred revenue recognized in the consolidated statements of income was not material.

Refer to Note 7 (Other Liabilities) for additional information.

4. Income Taxes

The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Provision for income taxes	$(50)	$(106)	$(121)	$(143)
Effective tax rate	29.1%	25.9%	25.9%	22.4%

For the three and six months ended  June 30, 2024, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit. These losses were mostly driven by asset write-offs associated with the closure of a display manufacturing plant. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

For the three and six months ended  June 30, 2023, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to changes in valuation allowance assessments, partially offset by differences arising from foreign earnings, adjustments to share-based compensation, and a net benefit due to foreign derived intangible income.

Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. During the second quarter of 2023, $99 million was no longer under dispute and was refunded to the Company. The non-current receivable balance was $256 million and $261 million as of  June 30, 2024 and  December 31, 2023, respectively, for the amount on deposit with the South Korean government. Corning believes that it is more likely than not the Company will prevail in the appeals process relating to these matters.

5. Earnings Per Common Share

The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to Corning Incorporated	$104	$281	$313	$457

Weighted-average common shares outstanding – basic	853	848	853	846
Effect of dilutive securities:
Stock options and other awards	11	11	12	13
Weighted-average common shares outstanding – diluted	864	859	865	859
Basic earnings per common share	$0.12	$0.33	$0.37	$0.54
Diluted earnings per common share	$0.12	$0.33	$0.36	$0.53

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	3	3	4	3

6. Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Finished goods	$1,303	$1,242
Work in process	546	551
Raw materials and accessories	426	445
Supplies and packing materials	407	428
Inventories	$2,682	$2,666

7. Other Liabilities

Other liabilities consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Current liabilities:
Wages and employee benefits	$569	$609
Income taxes	67	69
Derivative instruments (Note 12)	179	66
Dividend payable (Note 13)	261	21
Deferred revenue (Note 3)	193	181
Customer deposits (Note 3)	178	148
Short-term operating leases	92	112
Other current liabilities	1,145	1,327
Other accrued liabilities	$2,684	$2,533

Non-current liabilities:
Defined benefit pension plan liabilities	$724	$721
Derivative instruments (Note 12)	156	31
Deferred revenue (Note 3)	597	679
Customer deposits (Note 3)	986	1,083
Deferred tax liabilities	167	218
Long-term operating leases	821	846
Other non-current liabilities	1,007	1,131
Other liabilities	$4,458	$4,709

8. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.5 billion and $7.0 billion as of  June 30, 2024 and December 31, 2023, respectively, compared to the carrying value of $6.9 billion and $7.2 billion as of  June 30, 2024 and December 31, 2023, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

In Q2 2024, the Company entered into a ¥23 billion, or $215 million, fixed rate, three-year cross currency swap contract to economically lock in unrealized foreign exchange gains relating to a portion of the Company’s Japanese yen-denominated debt due in 2027. Refer to Note 12 (Financial Instruments) for additional information.

On May 15, 2023, the Company issued €300 million 3.875% Notes due 2026 (“2026 Notes”) and €550 million 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance. The net proceeds received were approximately $918 million and will be used for general corporate purposes. As of June 30, 2024, the U.S. dollar equivalent carrying value of the euro-denominated long-term debt was $903 million. The full amounts of the 2026 Notes and 2031 Notes have been designated as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. Refer to Note 12 (Financial Instruments) for additional information.

9. Employee Retirement Plans

The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other income, net in the consolidated statements of income (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$25	$27	$48	$50	$1	$2	$2	$3
Interest cost	46	43	92	88	5	5	10	11
Expected return on plan assets	(48)	(46)	(96)	(92)
Amortization of actuarial net gain					(7)	(6)	(12)	(11)
Amortization of prior service cost (credit)	2	1	3	3	(2)	(1)	(4)	(2)
Special termination benefit charge	3	5	3	5
Total pension and postretirement benefit expense (income)	$28	$30	$50	$54	$(3)	$—	$(4)	$1

10. Leases

On March 12, 2024, Corning entered into a synthetic lease (“Facility Lease”) for a solar manufacturing facility in Hemlock, Michigan (the “Facility”), for which the Company is the construction agent on behalf of the lessor, with an estimated construction cost of approximately $835 million.

The Facility Lease will commence upon completion of construction of the Facility, which is expected to be in the later part of 2025, and has a lease term of five years with options to renew the lease or purchase the facility. The Facility Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.1 billion, of which $35 million, $103 million, $99 million and $96 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $780 million is to be paid thereafter.

In conjunction with the Facility Lease, Corning entered into an equipment lease (“Equipment Lease”) on June 17, 2024, with an estimated purchase and installation cost of $365 million, for the equipment to be installed and operated within the Facility. The Company is the procurement and installation agent on behalf of the lessor.

The Equipment Lease will commence upon completion of the equipment installation, which is expected to be in the later part of 2025, and has a lease term of five years with obligations to purchase the equipment at lease maturity. The Equipment Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments are approximately $446 million, of which $25 million, $100 million, $95 million and $89 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $137 million is to be paid thereafter.

The transaction agreements for both the Facility Lease and Equipment Lease contain covenants that are consistent with our Revolving Credit Agreement as disclosed in the 2023 Form 10-K.

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

Dow Corning Environmental Claims

Beginning in September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites. Subject to certain conditions and limits, Corning may be required to indemnify Dow for up to 50% of such losses. As of June 30, 2024, Corning has determined a potential liability for these environmental matters is probable and the amount reserved was not material.

Environmental Litigation

Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 19 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of  June 30, 2024 and December 31, 2023, Corning had accrued approximately $83 million and $88 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

12. Financial Instruments

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	June 30, 2024			December 31, 2023
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$721	$179	$(19)	$241	$287

Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,964	22	(34)	1,988	20	$(17)
Translated earnings contracts	5,437	406	(207)	5,042	324	(80)
Cross currency swap contracts	215		(75)
Total derivatives	$8,337	$607	$(335)	$7,271	$631	$(97)

Current		$520	$(179)		$501	$(66)
Non-current		87	(156)		130	(31)
Total derivatives		$607	$(335)		$631	$(97)

(1)	All of the Company’s derivative contracts are measured at fair value and are classified as Level 2 within the fair value hierarchy. Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
(2)	The amounts above do not include €850 million of euro-denominated debt ($903 million carrying value as of June 30, 2024), which is a non-derivative financial instrument designated as a net investment hedge.
(3)	As of June 30, 2024 and December 31, 2023, derivatives designated as hedging instruments include foreign exchange cash flow hedges with total notional amounts of $721 million and $241 million, respectively, and fair value hedges of leased precious metals with total notional amounts of 13,762 troy ounces and 20,160 troy ounces, respectively. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amounts of $146 million and $229 million as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the total gross notional values for translated earnings contracts (in millions):

	June 30,	December 31,
	2024	2023
Average rate forward contracts:
Chinese yuan-denominated	$748	$684
Japanese yen-denominated	358	463
South Korean won-denominated	1,301	1,609
New Taiwan dollar-denominated	423	198
Other foreign currencies (1)	336
Option contracts:
Japanese yen-denominated (2)	2,271	2,088
Total notional amount for translated earnings contracts	$5,437	$5,042

(1)	Denominational currencies for other average rate forward contracts include the Mexican Peso and euro.
(2)	Japanese yen-denominated option contracts include purchased put options and zero-cost collars. With respect to the zero-cost collars, the gross notional amount includes the value of the put and call options. However, due to the nature of the zero-cost collars, only the put or the call option can be exercised at maturity.

The following tables summarize the effect in the consolidated statements of income relating to Corning’s derivative financial instruments (in millions).  The accumulated derivative gain included in accumulated other comprehensive loss on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 is $43 million and $54 million, respectively.

	Three months ended June 30,
			Location of gain (loss)
	(Loss) gain recognized		reclassified from	Gain (loss) reclassified
	in other comprehensive		accumulated	from accumulated
	income (OCI)		OCI into income	OCI into income
	2024	2023	effective (ineffective)	2024	2023
Derivative hedging relationships for cash flow and fair value hedges:
Foreign exchange contracts and other	$(24)	$42	Cost of sales	$15	$11
			Other income, net	(1)	(1)
Total cash flow and fair value hedges	$(24)	$42		$14	$10

	Six months ended June 30,
			Location of gain (loss)
	Gain recognized		reclassified from	Gain (loss) reclassified
	in other comprehensive		accumulated	from accumulated
	income (OCI)		OCI into income	OCI into income
	2024	2023	effective (ineffective)	2024	2023
Derivative hedging relationships for cash flow and fair value hedges:
Foreign exchange contracts and other	$9	$74	Cost of sales	$21	$18
			Other income, net	(1)	(2)
Total cash flow and fair value hedges	$9	$74		$20	$16

	(Loss) gain recognized in income
	Three months ended		Six months ended
	June 30,		June 30,
Undesignated derivatives	2024	2023	2024	2023	Location of (loss) gain recognized in income
Foreign exchange contracts	$(13)	$15	$(35)	$28	Other income, net
Translated earnings contracts	27	116	66	108	Translated earnings contract gain, net
Cross currency swap contracts	(7)		(7)		Other income, net
Total undesignated	$7	$131	$24	$136

Cross Currency Swap Contracts

Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the US dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income. During Q2 2024, to economically lock in unrealized foreign exchange gains, the Company entered into a ¥23 billion, or $215 million, fixed rate, three-year cross currency swap contract relating to a portion of the Company’s Japanese yen-denominated debt due in 2027. At inception of this instrument, Corning received a net $68 million from the counterparty, representing an exchange of the notional amounts at a fixed foreign exchange rate of Japanese yen to US dollar and was initially recorded as a derivative liability. As of June 30, 2024, the fair value of this derivative liability is $75 million.

Net Investment Hedges

In May 2023, the Company designated the full amount of its 2026 Notes and 2031 Notes with a total notional amount of €850 million, which are non-derivative financial instruments, as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. As of June 30, 2024, the net investment hedges are deemed to be effective. During the three and six months ended June 30, 2024 foreign currency gain of $8 million and $30 million, respectively, associated with these net investment hedges were recognized in other comprehensive loss. During the three and six months ended June 30, 2023, the loss recognized in other comprehensive loss was not material.

Leased Precious Metals Contracts

The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $65 million and $90 million as of  June 30, 2024 and December 31, 2023, respectively. The carrying amount of the leased precious metals pool includes cumulative fair value loss of $153 million and $239 million as of  June 30, 2024 and December 31, 2023, respectively. These losses are offset by changes in the fair value of hedges.

13. Shareholders’ Equity

Common Stock Dividends

On June 26, 2024, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on September 27, 2024.

Fixed Rate Cumulative Convertible Preferred Stock, Series A

The Company had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020. On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021 Corning executed the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”) and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, we repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid in  April in each of 2023, 2022 and 2021.

Pursuant to the SRA, with respect to the remaining 80 million common shares outstanding held by SDC:

●	58 million of the common shares SDC holds are subject to a seven-year lock-up period expiring in 2027.
●

SDC has the option to offer to sell 22 million common shares to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning will be required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of June 30, 2024 and December 31, 2023, the fair value of the liability associated with this option was not material.

Share Repurchase Program

In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”). As of June 30, 2024, approximately $3.2 billion remains available under the Company’s 2019 Authorization.

During the three and six months ended June 30, 2024, the Company repurchased 3 million common shares for $105.4 million, pursuant to the terms of the SRA, as discussed above. No shares were repurchased under our 2019 Authorization during the three and six months ended June 30, 2023.

Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2024 and 2023, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustments.

The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$(2,272)	$(1,796)	$(1,942)	$(1,712)
Loss on foreign currency translation, net of tax benefit - $6, $3, $29, $27	(212)	(310)	(543)	(393)
Equity method affiliates	(10)	(8)	(9)	(9)
Net current-period other comprehensive loss, net of tax	(222)	(318)	(552)	(402)
Ending balance	$(2,494)	$(2,114)	$(2,494)	$(2,114)

14. Share-Based Compensation

Total share-based compensation expense was $66 million and $126 million for the three and six months ended June 30, 2024 respectively, and $59 million and $111 million for the three and six months ended June 30, 2023, respectively.

Incentive Stock Plans

Time-Based Restricted Stock and Restricted Stock Units

The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the six months ended June 30, 2024:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units as of December 31, 2023	13,321	$33.89
Granted	1,364	32.84
Vested	(4,047)	36.11
Forfeited	(316)	34.56
Non-vested shares and share units as of June 30, 2024	10,322	$32.86

Performance-Based Restricted Stock Units

The following table summarizes the changes in non-vested performance-based restricted stock units for the six months ended June 30, 2024:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units as of December 31, 2023	2,026	$38.89
Granted	1,647	32.70
Vested	(1,122)	41.70
Performance adjustments	916	32.84
Forfeited	(56)	33.10
Non-vested share units as of June 30, 2024	3,411	$33.61

Stock Options

The following table summarizes information concerning stock options as of  June 30, 2024 and the related activity for the six months ended June 30, 2024:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term	value
	(in thousands)	price	(in years)	(in thousands)
Options outstanding as of December 31, 2023	7,499	$23.82
Exercised	(1,537)	22.05
Expired	(5)	20.19
Options outstanding as of June 30, 2024	5,957	24.28	4.64	$86,768
Options vested and exercisable as of June 30, 2024	5,957	24.28	4.64	86,768

15. Reportable Segments

The Company has determined that it has five reportable segments for financial reporting purposes, as follows:

●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry; the carrier network group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications, and the enterprise network group consists primarily of optical-based communication networks sold to businesses, governments and individuals for their own use.
●	Display Technologies – manufactures high quality glass substrates for flat panel displays, including liquid crystal displays and organic light-emitting diodes that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices.
●	Specialty Materials – manufactures products that provide material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs across a wide variety of commercial and industrial markets, including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
●	Environmental Technologies – manufactures ceramic substrates and filter products for emissions control systems in mobile applications.
●	Life Sciences – develops, manufactures, and supplies laboratory products, including labware, equipment, media, serum and reagents, enabling workflow solutions for drug discovery and bioproduction.

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

Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions. As a significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on segment net sales and segment net income (loss) of translating these currencies into U.S. dollars. Therefore, the Company utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments to exclude the impact on segment sales and segment net income from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment. In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recast as the impact was not material. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display Technologies segment.

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

Constant-currency rates used are as follows and are applied to all periods presented and to all foreign exchange exposures during the period, even though we may be less than 100% hedged:

Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican peso
Rate	¥107	₩1,175	¥6.7	NT$31	€0.81	MX$20

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

The following provides selected segment information as described above:

Segment information (in millions):

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended June 30, 2024
Segment net sales	$1,113	$1,014	$501	$431	$249	$296	$3,604
Depreciation (1)	$66	$110	$40	$32	$17	$40	$305
Research, development and engineering expenses (2)	$66	$28	$57	$26	$6	$39	$222
Income tax (provision) benefit (3)	$(41)	$(68)	$(17)	$(26)	$(4)	$4	$(152)
Segment net income (loss)	$143	$258	$63	$97	$17	$(23)	$555

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended June 30, 2023
Segment net sales	$1,066	$928	$423	$457	$231	$377	$3,482
Depreciation (1)	$64	$120	$39	$32	$17	$35	$307
Research, development and engineering expenses (2)	$56	$24	$57	$23	$8	$41	$209
Income tax provision (3)	$(38)	$(55)	$(9)	$(28)	$(3)	$(11)	$(144)
Segment net income	$140	$208	$33	$107	$11	$26	$525

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Six months ended June 30, 2024
Segment net sales	$2,043	$1,886	$955	$886	$485	$607	$6,862
Depreciation (1)	$132	$226	$76	$64	$34	$78	$610
Research, development and engineering expenses (2)	$131	$54	$117	$49	$12	$75	$438
Income tax (provision) benefit (3)	$(69)	$(121)	$(28)	$(54)	$(8)	$3	$(277)
Segment net income (loss)	$243	$459	$107	$202	$30	$(33)	$1,008

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Six months ended June 30, 2023
Segment net sales	$2,191	$1,691	$829	$888	$487	$763	$6,849
Depreciation (1)	$130	$243	$74	$65	$34	$68	$614
Research, development and engineering expenses (2)	$116	$47	$110	$47	$18	$80	$418
Income tax provision (3)	$(81)	$(97)	$(19)	$(50)	$(5)	$(20)	$(272)
Segment net income	$299	$368	$72	$189	$20	$42	$990

(1)	Depreciation expense for Corning’s reportable segments and Hemlock and Emerging Growth Businesses includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax (provision) benefit reflects a tax rate of 21%.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales of reportable segments	$3,308	$3,105	$6,255	$6,086
Net sales of Hemlock and Emerging Growth Businesses	296	377	607	763
Impact of constant-currency reporting (1)	(353)	(239)	(636)	(428)
Consolidated net sales	$3,251	$3,243	$6,226	$6,421

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

The following table presents a reconciliation of net income of reportable segments to net income attributable to Corning Incorporated (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income of reportable segments	$578	$499	$1,041	$948
Net (loss) income of Hemlock and Emerging Growth Businesses	(23)	26	(33)	42
Unallocated amounts:
Impact of constant-currency reporting	(267)	(174)	(493)	(323)
Translated earnings contract gain, net	27	116	66	108
Translation gain on Japanese yen-denominated debt	54	109	135	127
Research, development, and engineering expenses (1)	(40)	(42)	(82)	(87)
Amortization of intangibles	(30)	(31)	(60)	(62)
Interest expense, net	(65)	(61)	(126)	(117)
Income tax benefit	102	38	156	129
Severance charges	(3)	(73)	(3)	(78)
Capacity optimization and other charges and credits (2)	(135)	(64)	(126)	(125)
Other corporate items	(94)	(62)	(162)	(105)
Net income attributable to Corning Incorporated	$104	$281	$313	$457

(1)	Amount does not include research, development and engineering expense related to severance charges.
(2)	Amount includes charges associated with impairment losses, asset write-offs, accelerated depreciation, disposal costs and inventory write-downs. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

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

OVERVIEW

Corning is vital to progress. We are the world leaders in glass science, ceramic science and optical physics – along with four proprietary manufacturing and engineering platforms – and we apply our capabilities to invent and make category-defining, highly engineered products; drive profitable and durable growth; and create long-term value. Today, our markets include optical communications, mobile consumer electronics, display, automotive, solar, semiconductor and life sciences.

The Company has outlined a plan called “Springboard,” – to add more than $3 billion in annualized core sales with strong incremental profit and cash flow in the next three years as cyclical factors and secular trends converge.

Core Components of Springboard:

●	Management believes that first-quarter 2024 will be the lowest quarter for the year.
●	The Company expects to grow by more than $3 billion in annualized core sales in the next three years, driven by a combination of cyclical factors and secular trends. The outlook in each of the Company’s markets is positive, and its market positions are strong. Innovative products and deep customer relationships position Corning well to capitalize on these opportunities.
●	As Corning captures this growth, management expects to deliver powerful incremental profit and cash flow. The Company already has the required production capacity and technical capabilities in place, and the cost and capital are already reflected in its financials.
●	With the success of the Springboard plan, the Company expects to be able to accelerate the return of cash to shareholders.

Corning expects a number of upward cyclical factors and secular trends to drive growth across our Market-Access Platforms. In Optical Communications, generative artificial intelligence is expected to create a significant amount of growth; additionally, our carrier customers are reaching the end of their inventory drawdowns and beginning to order closer to their current deployment levels; and government efforts to bring high-speed internet to rural communities through the Broadband Equity Access and Deployment program will contribute to growth beginning in 2025 and add significant sales over the next several years. In Display, we expect to capitalize on the trend of larger screens, with about 1 inch of screen-size growth per year to add low-to-mid-single-digit volume growth. In Automotive, we have a triple-digit automotive glass business today, and we expect sales in that business to almost triple by 2026; additionally, recently announced U.S. EPA regulations will require the adoption of gasoline particulate filters in the U.S. starting with model-year 2027 – this adoption offers hundreds of millions of dollars of growth for us in the U.S. alone, even in the face of BEV adoption, and we expect sales to start in 2026. Finally, we expect to leverage the Inflation Reduction Act to support the build out of a U.S. solar supply chain.

Overall, Corning is energized by the tremendous opportunity for value creation we have built for our shareholders.

2024 Corporate Outlook

We expect core net sales of approximately $3.7 billion for the third quarter of 2024.

RESULTS OF OPERATIONS

The following table presents selected highlights from our operations (in millions):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2024	2023	24 vs. 23	2024	2023	24 vs. 23

Net sales	$3,251	$3,243	—	$6,226	$6,421	(3)%

Cost of sales	$2,302	$2,230	3%	$4,284	$4,405	(3)%

Gross margin	$949	$1,013	(6)%	$1,942	$2,016	(4)%
Gross margin %	29%	31%		31%	31%

Selling, general and administrative expenses	$471	$440	7%	$922	$861	7%
as a % of net sales	14%	14%		15%	13%

Research, development and engineering expenses	$262	$263	—	$520	$517	1%
as a % of net sales	8%	8%		8%	8%

Translated earnings contract gain, net	$27	$116	(77)%	$66	$108	(39)%

Income before income taxes	$172	$409	(58)%	$468	$637	(27)%

Provision for income taxes	$(50)	$(106)	(53)%	$(121)	$(143)	(15)%
Effective tax rate	29%	26%		26%	22%

Net income attributable to Corning Incorporated	$104	$281	(63)%	$313	$457	(32)%

Comprehensive (loss) income attributable to Corning Incorporated	$(113)	$(21)	*	$(231)	$88	*

*  Not meaningful

Net sales

For the three months ended June 30, 2024, net sales were up slightly when compared to the same period in 2023. This was primarily driven by increases in specialty glass product sales of $77 million and telecommunication product sales of $47 million, offset by decreases in polycrystalline silicon product sales of $59 million, environmental substrate and filter product sales of $29 million and display product sales of $21 million.

For the six months ended June 30, 2024, net sales decreased $195 million, or 3%, when compared to the same period in 2023. This was primarily driven by decreases in telecommunication product sales of $148 and polycrystalline silicon product sales of $120 million, partially offset by increases in specialty glass product sales of $123 million.

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

For the three months ended June 30, 2024, gross margin decreased $64 million, or 6%, and decreased as a percentage of sales by 2 percentage points when compared to the same period in 2023. This is primarily driven by a $62 million increase in restructuring and asset write-off charges, as discussed in Note 2 (Restructuring, Impairment and Other Charges and Credits) in the accompanying notes to the consolidated financial statements.

For the six months ended June 30, 2024, gross margin decreased $74 million, or 4%, and remained consistent as a percentage of sales when compared to the same period in 2023.

Selling, general and administrative expenses

The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits; share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

For the three months ended June 30, 2024, selling, general and administrative expenses increased $31 million, or 7%, and remained consistent as a percentage of sales when compared to the same period in 2023. For the six months ended June 30, 2024, selling, general and administrative expense increased $61 million, or 7%, and increased as a percentage of sales due to the lower sales in the current period as compared to the same period in 2023.

Research, development and engineering expenses

For the three and six months ended June 30, 2024, research, development and engineering expenses remained relatively flat and consistent as a percentage of sales when compared to the same periods in 2023.

Translated earnings contract gain, net

Included in translated earnings contract gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and Mexican peso and its impact on net income.

The following table provides detailed information on the impact of translated earnings contract gain, net (in millions):

	Three months ended		Three months ended		Change
	June 30, 2024		June 30, 2023		2024 vs. 2023
	Income		Income		Income
	before	Net	before	Net	before	Net
	tax	income	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1)(2)	$48	$37	$71	$57	$(23)	$(20)
Unrealized (loss) gain, net (3)	(21)	(16)	45	36	(66)	(52)
Total translated earnings contract gain, net	$27	$21	$116	$93	$(89)	$(72)

	Six months ended		Six months ended		Change
	June 30, 2024		June 30, 2023		2024 vs. 2023
	Income		Income		Income
	before	Net	before	Net	before	Net
	tax	income	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1)(2)	$111	$85	$138	$109	$(27)	$(24)
Unrealized loss, net (4)	(45)	(34)	(30)	(22)	(15)	(12)
Total translated earnings contract gain, net	$66	$51	$108	$87	$(42)	$(36)

(1)

Amount includes pre-tax losses of $26 million and $57 million for the three and six months ended June 30, 2024, respectively, and pre-tax realized losses of $14 million and $28 million for the three and six months ended June 30, 2023, respectively, related to the expiration of option contracts. These amounts were reflected within operating activities in the consolidated statements of cash flows.

(2)	For the three and six months ended June 30, 2023, amount excludes $11 million related to a forward contract designated as a net investment hedge, which was reflected within investing activities in the consolidated statements of cash flows.
(3)	The impact to income for the three months ended June 30, 2024 was primarily driven by unrealized losses from our South Korean won, and new Taiwan dollar-denominated hedges, partially offset by unrealized gains from our Japanese yen-denominated hedges. The impact to income for the three months ended June 30, 2023 was primarily driven by unrealized gains from our Japanese yen-denominated hedges, partially offset by unrealized losses from our South Korean-won and Chinese-yuan denominated hedges.
(4)

The impact to income for the six months ended June 30, 2024 was primarily driven by unrealized losses from our South Korean won, new Taiwan dollar and Chinese yuan-denominated hedges, partially offset by unrealized gains from our Japanese yen-denominated hedges. The impact to income for the six months ended June 30, 2023 was primarily driven by unrealized losses from our South Korean-won and Chinese-yuan denominated hedges, partially offset by unrealized gains from our Japanese yen-denominated hedges.

Income before income taxes

For the three and six months ended June 30, 2024, income before income taxes decreased $237 million and $169 million, respectively, when compared to the same periods in 2023, which is primarily driven by less gains on our translated earnings contracts and a decline in our gross margin, as discussed above, when compared to the same periods in 2023.

Provision for Income Taxes

For the three and six months ended June 30, 2024, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit. These losses were mostly driven by asset write-offs associated with the closure of a display manufacturing plant. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) in the accompanying notes to the consolidated financial statements for additional information.

For the three and six months ended June 30, 2023, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to changes in valuation allowance assessments, partially offset by differences arising from foreign earnings, adjustments to share-based compensation, and a net benefit due to foreign derived intangible income.

The effective tax rate for the three and six months ended June 30, 2024 increased when compared to the same periods in 2023 primarily due to certain pre-tax losses during the three and six months ended June 30, 2024 with no corresponding expected tax benefit and a reduction in the net benefit due to foreign derived intangible income.

Net income attributable to Corning Incorporated

As a result of the items discussed above, net income attributable to Corning Incorporated and per share data were as follows (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to Corning Incorporated	$104	$281	$313	$457
Basic earnings per common share	$0.12	$0.33	$0.37	$0.54
Diluted earnings per common share	$0.12	$0.33	$0.36	$0.53

Weighted-average common shares outstanding - basic	853	848	853	846
Weighted-average common shares outstanding - diluted	864	859	865	859

Comprehensive (loss) income attributable to Corning Incorporated

Comprehensive loss attributable to Corning Incorporated for the three months ended June 30, 2024 was $113 million compared to comprehensive loss of $21 million for the three months ended June 30, 2023. This movement is driven by the decrease in net losses on foreign currency translation adjustments of $96 million, primarily driven by gains in the Japanese yen and Chinese yuan, partially offset by losses in the Korean won and euro.

Comprehensive loss attributable to Corning Incorporated for the six months ended June 30, 2024 was $231 million compared to comprehensive income of $88 million for the three months ended June 30, 2023. This movement is driven by the increase in net losses on foreign currency translation adjustments of $150 million, primarily driven by losses in the Japanese yen, euro and Korean won, partially offset by gains in the Chinese yuan.

SEGMENT ANALYSIS

Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions, which is more fully discussed within Note 15 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of our segment information to the corresponding amounts in our consolidated statements of income.

Segment net income may not be consistent with measures used by other companies.

The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%	Six months ended		$	%
	June 30,		change	change	June 30,		change	change
	2024	2023	24 vs. 23	24 vs. 23	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$1,113	$1,066	$47	4%	$2,043	$2,191	$(148)	(7)%
Display Technologies	1,014	928	86	9%	1,886	1,691	195	12%
Specialty Materials	501	423	78	18%	955	829	126	15%
Environmental Technologies	431	457	(26)	(6)%	886	888	(2)	—
Life Sciences	249	231	18	8%	485	487	(2)	—
Net sales of reportable segments	3,308	3,105	203	7%	6,255	6,086	169	3%
Hemlock and Emerging Growth Businesses	296	377	(81)	(21)%	607	763	(156)	(20)%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$3,604	$3,482	$122	4%	$6,862	$6,849	$13	—

(1)	Refer to Note 15 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.

Optical Communications

The increase in segment net sales for the three month period was primarily driven by an increase in sales volume due to higher demand driven by AI-related connectivity solutions, partially offset by lower carrier demand as customers continue to draw down their inventory. The decrease in segment net sales for the six month period was primarily driven by the decline in sales volume due to lower carrier demand as customers continued to drawdown their inventory, partially offset by the increase in sales driven by AI-related connectivity solutions.

Display Technologies

The increase in segment net sales for both the three and six month periods was due to higher sales volume, attributable to increased panel maker utilization driven by growth in retail demand, as well as pricing actions taken in the second half of 2023.

Specialty Materials

The increase in segment net sales for both the three and six month periods was due to continued strong demand for premium glass for mobile devices as well as semiconductor-related products.

Environmental Technologies

The decrease in segment net sales for both the three and six month periods was primarily due to a decline in heavy-duty diesel, reflecting the impact of the Class 8 truck downcycle in North America.

Life Sciences

The increase in segment net sales for the three month period was primarily due to increased demand as customers are completing their inventory drawdowns. Segment net sales for the six month period was relatively flat with the prior year.

Hemlock and Emerging Growth Businesses

The decrease in segment net sales for both the three and six month periods was primarily due to a decrease in our HSG business driven by lower pricing for solar-grade polysilicon and lower sales in our Pharmaceutical Technologies business due to the completion of volume commitments for COVID-related products.

The following table presents segment net income by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%	Six months ended		$	%
	June 30,		change	change	June 30,		change	change
	2024	2023	24 vs. 23	24 vs. 23	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$143	$140	$3	2%	$243	$299	$(56)	(19)%
Display Technologies	258	208	50	24%	459	368	91	25%
Specialty Materials	63	33	30	91%	107	72	35	49%
Environmental Technologies	97	107	(10)	(9)%	202	189	13	7%
Life Sciences	17	11	6	55%	30	20	10	50%
Net income of reportable segments	578	499	79	16%	1,041	948	93	10%
Hemlock and Emerging Growth Businesses	(23)	26	(49)	*	(33)	42	(75)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$555	$525	$30	6%	$1,008	$990	$18	2%

* Not meaningful

(1)	Refer to Note 15 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to net income attributable to Corning Incorporated.

Optical Communications

The increase in segment net income for the three month period was primarily driven by the increase in sales volume, as outlined above. The decrease in segment net income for the six month period was primarily driven by a decline in sales volume, as outlined above.

Display Technologies

The increase in segment net income for both the three and six month periods was primarily driven by the increase in sales, as outlined above.

Specialty Materials

The increase in segment net income for both the three and six month periods was primarily driven by the increase in sales, as outlined above, and manufacturing improvements.

Environmental Technologies

The decrease in segment net income for the three month period was primarily driven by the decrease in sales, as outlined above. The increase in segment net income for the six month period was primarily driven by improved operating performance.

Life Sciences

The increase in segment net income for the three month period was primarily driven by the increase in sales, as outlined above. The increase in segment net income for the six month period was primarily driven by profitability improvements from productivity actions taken.

Hemlock and Emerging Growth Businesses

The decrease in segment net income was primarily driven by our HSG and Pharmaceutical Technologies businesses due to lower sales, as outlined above.

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

In addition, because a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. Therefore, management utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments to exclude the impact from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment. In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recast as the impact was not material. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display Technologies segment.

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

Results of Operations – Core Performance Measures

The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts):

	Three months ended		%	Six months ended		%
	June 30,		change	June 30,		change
	2024	2023	24 vs. 23	2024	2023	24 vs. 23
Core net sales	$3,604	$3,482	4%	$6,862	$6,849	—
Core net income	$407	$388	5%	$737	$738	—
Core earnings per share	$0.47	$0.45	4%	$0.85	$0.86	(1)%

Core Net Sales

For the three months ended June 30, 2024, we generated core net sales of $3.6 billion compared to core net sales of $3.5 billion for the same period in 2023. The increase in core net sales of $122 million was primarily driven by increased segment sales of $86 million in Display, $78 million in Specialty Materials and $47 million in Optical Communications, partially offset by decreased segment sales of $81 million in Hemlock and Emerging Growth Businesses. Net sales by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

For the six months ended June 30, 2024, we generated core net sales of $6.9 billion compared to core net sales of $6.8 billion for the same period in 2023. The increase in core net sales of $13 million was primarily driven by increased segment sales of $195 million in Display and $126 million in Specialty Materials, offset by decreased segment sales of $156 million in Hemlock and Emerging Growth Businesses and $148 million in Optical Communications. Net sales by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income

For the three months ended June 30, 2024, we generated core net income of $407 million compared to core net income generated of $388 million for the same period in 2023. The increase of $19 million was primarily due to higher segment net income of $50 million in Display and $30 million in Specialty Materials, partially offset by lower segment net income of $49 million in Hemlock and Emerging Growth Businesses. Net income by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

For the six months ended June 30, 2024, we generated core net income of $737 million compared to core net income of $738 million for the same period in 2023. The decrease of $1 million was primarily due to lower segment net income of $56 million in Optical Communications and $75 million in Hemlock and Emerging Growth Businesses, offset by higher segment net income of $91 million in Display Technologies and $35 million in Specialty Materials. Net income by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share

Core earnings per share increased for the three months ended June 30, 2024 to $0.47 per share, primarily as a result of the changes in core net income, outlined above.

Core earnings per share decreased for the six months ended June 30, 2024 to $0.85 per share, primarily as a result of the changes in core net income, outlined above.

The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Core net income	$407	$388	$737	$738

Weighted-average common shares outstanding - basic	853	848	853	846
Effect of dilutive securities:
Stock options and other awards	11	11	12	13
Weighted-average common shares outstanding - diluted	864	859	865	859
Core earnings per share	$0.47	$0.45	$0.85	$0.86

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended June 30, 2024
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$3,251	$172	$104	29.1%	$0.12
Constant-currency adjustment (1)	353	267	193		0.22
Translation gain on Japanese yen-denominated debt, net (2)		(54)	(41)		(0.05)
Translated earnings contract gain (3)		(27)	(21)		(0.02)
Acquisition-related costs (4)		32	22		0.03
Discrete tax items and other tax-related adjustments (5)			4		0.00
Restructuring, impairment and other charges and credits (6)		138	130		0.15
Pension mark-to-market adjustment (7)		3	3		0.00
Loss on investments (8)		7	6		0.01
Loss on sale of assets (9)		10	7		0.01
Core performance measures	$3,604	$548	$407	22.0%	$0.47

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $18 million and $21 million, respectively.

	Three months ended June 30, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$3,243	$409	$281	25.9%	$0.33
Constant-currency adjustment (1)	239	174	125		0.15
Translation gain on Japanese yen-denominated debt, net (2)		(109)	(88)		(0.10)
Translated earnings contract gain (3)		(116)	(93)		(0.11)
Acquisition-related costs (4)		32	25		0.03
Discrete tax items and other tax-related adjustments (5)			31		0.04
Restructuring, impairment and other charges and credits (6)		137	109		0.13
Pension mark-to-market adjustment (7)		(21)	(17)		(0.02)
Loss on investments (8)		5	5		0.01
Litigation, regulatory and other legal matters (10)		12	10		0.01
Core performance measures	$3,482	$523	$388	21.5%	$0.45

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $22 million and $23 million, respectively.

See “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.

	Six months ended June 30, 2024
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$6,226	$468	$313	25.9%	$0.36
Constant-currency adjustment (1)	636	493	365		0.42
Translation gain on Japanese yen-denominated debt, net (2)		(135)	(103)		(0.12)
Translated earnings contract gain (3)		(66)	(51)		(0.06)
Acquisition-related costs (4)		64	46		0.05
Discrete tax items and other tax-related adjustments (5)			19		0.02
Restructuring, impairment and other charges and credits (6)		129	123		0.14
Pension mark-to-market adjustment (7)		14	11		0.01
Loss on investments (8)		12	11		0.01
Loss on sale of assets (9)		10	7		0.01
Litigation, regulatory and other legal matters (10)		(5)	(4)		(0.00)
Core performance measures	$6,862	$984	$737	21.2%	$0.85

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $34 million and $38 million, respectively.

	Six months ended June 30, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$6,421	$637	$457	22.4%	$0.53
Constant-currency adjustment (1)	428	323	239		0.28
Translation gain on Japanese yen-denominated debt, net (2)		(127)	(102)		(0.12)
Translated earnings contract gain (3)		(108)	(87)		(0.10)
Acquisition-related costs (4)		66	45		0.05
Discrete tax items and other tax-related adjustments (5)			29		0.03
Restructuring, impairment and other charges and credits (6)		203	162		0.19
Pension mark-to-market adjustment (7)		(11)	(9)		(0.01)
Loss on investments (8)		9	9		0.01
Gain on sale of assets (9)		(20)	(15)		(0.02)
Litigation, regulatory and other legal matters (10)		12	10		0.01
Core performance measures	$6,849	$984	$738	20.5%	$0.86

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $37 million and $44 million, respectively.

See “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.

Items Adjusted from GAAP Measures

Items adjusted from GAAP measures to arrive at core performance measures are as follows:

(1)

Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments for the Japanese yen, Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment. In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recast as the impact was not material.

The constant-currency rates established for our core performance measures are internally derived long-term management estimates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. For the six months ended June 30, 2024, the adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

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

Constant-currency rates used are as follows and are applied to all periods presented and to all foreign exchange exposures during the period, even though we may be less than 100% hedged:

	Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican peso
	Rate	¥107	₩1,175	¥6.7	NT$31	€0.81	MX$20

(2)

Translation of Japanese yen-denominated debt, net: Amount reflects the gain or loss on the translation of our yen-denominated debt to U.S. dollars, net of a $7 million loss for the three and six months ended June 30, 2024, related to the change in the fair value of our cross currency swap contracts.

(3)

Translated earnings contract: Amount reflects the impact of the realized and unrealized gains and losses from the Japanese yen, South Korean won, Chinese yuan, euro and New Taiwan dollar-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our British pound and Mexican peso-denominated foreign currency hedges related to translated earnings.

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

(6)	Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, including severance, accelerated depreciation, asset write-offs and facility repairs resulting from power outages, which are not related to ongoing operations.
(7)	Pension mark-to-market adjustment: Amount primarily reflects defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(8)	Loss on investments: Amount reflects the loss recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(9)	Loss (gain) on sale of assets: Amount represents the loss or gain recognized for the sale of assets.
(10)	Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.

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

The following table presents balance sheet and working capital measures (in millions):

	June 30,	December 31,
	2024	2023
Working capital	$2,595	$2,893
Current ratio	1.6:1	1.7:1
Trade accounts receivable, net of doubtful accounts	$1,721	$1,572
Days sales outstanding	48	47
Inventories	$2,682	$2,666
Inventory turns	3.2	3.2
Days payable outstanding (1)	55	52
Long-term debt	$6,908	$7,206
Total debt	$7,284	$7,526
Total debt to total capital	40%	39%

(1)	Includes trade payables only.

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

We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we have accelerated the collection of $380 million and $389 million of accounts receivable during the three months ended March 31, 2024 and June 30, 2024, respectively. We believe these accounts receivables would have been collected during the normal course of business in the following quarter.

Cash Flows

The following table presents a summary of cash flow data (in millions):

	Six months ended
	June 30,
	2024	2023
Net cash provided by operating activities	$617	$570
Net cash used in investing activities	$(338)	$(515)
Net cash used in financing activities	$(612)	$(164)

Net cash provided by operating activities for the six months ended June 30, 2024 increased $47 million when compared to the same period in the prior year primarily driven by improvements in working capital.

Net cash used in investing activities for the six months ended June 30, 2024 improved by $177 million when compared to the same period last year, primarily driven by lower capital expenditures of $276 million, partially offset by $67 million in proceeds from the sale of equipment in the prior period.

Net cash used in financing activities for the six months ended June 30, 2024 increased by $448 million when compared to the same period last year, primarily driven by the $918 million in proceeds from the issuance of euro-denominated notes in 2023, partially offset by $507 million in payments for the redemption of preferred stock in 2023. Additionally, we repurchased 3 million common shares for $105 million in 2024 compared to no share repurchases made in the same period last year.

Sources of Liquidity

As of June 30, 2024, our cash and cash equivalents and available credit capacity included (in millions):

June 30,
2024
Cash and cash equivalents	$1,419

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Chinese yuan facilities	$150

Cash and Cash Equivalents

As of June 30, 2024, we had $1.4 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of June 30, 2024, approximately 48% of the consolidated cash and cash equivalents were held outside the U.S.

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

Debt Facilities and Other Sources of Liquidity

We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of June 30, 2024, we did not have outstanding commercial paper.

Our $1.5 billion Revolving Credit Agreement is available to support obligations under the commercial paper program and for general corporate purposes, if needed. As of June 30, 2024, there were no amounts outstanding under this facility.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of June 30, 2024, our leverage using this measure was approximately 40%. As of June 30, 2024, we were in compliance.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of June 30, 2024, we were in compliance with all such provisions.

We have access to certain Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of June 30, 2024, borrowings totaled $249 million and these facilities had variable interest rates ranging from 2.9% to 4.1% and maturities ranging from 2024 to 2032. As of June 30, 2024, Corning had 1.1 billion Chinese yuan of unused capacity, equivalent to approximately $150 million.

As a well-known seasoned issuer, we filed an automatic shelf registration with the SEC on December 1, 2023. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred stock, depositary shares and warrants.

On May 15, 2023, the Company issued €300 million 3.875% Notes due 2026 (“2026 Notes”) and €550 million 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance. The net proceeds received were approximately $918 million and will be used for general corporate purposes. As of June 30, 2024, the U.S. dollar equivalent carrying value of the euro-denominated long-term debt was $903 million.

Uses of Cash

Share Repurchase Agreement

Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), SDC has the option to offer to sell 22 million common shares to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning will be required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of June 30, 2024 and December 31, 2023, the fair value of the liability associated with this option was not material.

Refer to Note 14 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2023 Form 10-K for additional information.

Share Repurchases

In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”). As of June 30, 2024, approximately $3.2 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

During the three and six months ended June 30, 2024, the Company repurchased 3 million common shares for $105.4 million, pursuant to the terms of the SRA, as discussed above. No shares were repurchased under our 2019 Authorization during the three and six months ended June 30, 2023.

Common Stock Dividends

On June 26, 2024, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on September 27, 2024. The Board’s decision to declare and pay future dividends will depend on our income and liquidity position, among other factors. We expect to declare quarterly dividends and fund payments with cash from operations.

Capital Expenditures

Capital expenditures were $0.5 billion for the six months ended June 30, 2024. We expect our 2024 full year capital expenditures to be lower than 2023.

Current Maturities of Short and Long-Term Debt

As of June 30, 2024, we had $376 million of long-term debt that is due in less than one year.

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

Commitments, Contingencies and Guarantees

On March 12, 2024, Corning entered into a synthetic lease (“Facility Lease”) for a solar manufacturing facility in Hemlock, Michigan (the “Facility”), for which the Company is the construction agent on behalf of the lessor, with an estimated construction cost of approximately $835 million.

The Facility Lease will commence upon completion of construction of the Facility, which is expected to be in the later part of 2025, and has a lease term of five years with options to renew the lease or purchase the facility. The Facility Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.1 billion, of which $35 million, $103 million, $99 million and $96 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $780 million is to be paid thereafter.

In conjunction with the Facility Lease, Corning entered into an equipment lease (“Equipment Lease”) on June 17, 2024, with an estimated purchase and installation cost of $365 million, for the equipment to be installed and operated within the Facility. The Company is the procurement and installation agent on behalf of the lessor.

The Equipment Lease will commence upon completion of the equipment installation, which is expected to be in the later part of 2025, and has a lease term of five years with obligations to purchase the equipment at lease maturity. The Equipment Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments are approximately $446 million, of which $25 million, $100 million, $95 million and $89 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $137 million is to be paid thereafter.

The transaction agreements for both the Facility Lease and Equipment Lease contain covenants that are consistent with our Revolving Credit Agreement as disclosed in the 2023 Form 10-K.

Other than the above matters, there were no material changes outside the ordinary course of business in the obligations disclosed in the 2023 Form 10-K under the caption “Commitments, Contingencies and Guarantees.”

Off Balance Sheet Arrangements

There were no material changes outside the ordinary course of business in off balance sheet arrangements as disclosed in the 2023 Form 10-K under the caption “Off Balance Sheet Arrangements.”

ENVIRONMENT

Refer to Item 1. Legal Proceedings or Note 11 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements for information.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2024, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 11 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, is remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about purchases of common stock during the second quarter of 2024:

Issuer Purchases of Equity Securities

				Approximate
			Number of	dollar value of
			shares	shares that may
			purchased	be purchased
			as part of	under the
	Total number	Average	publicly	publicly
	of shares	price paid	announced	announced
Period	purchased (1)	per share (2)	programs	programs
April 1-30, 2024	580,940	$31.42
May 1-31, 2024	2,836	37.11
Shares repurchased (3)	3,000,000	35.14	3,000,000
June 1-30, 2024	198,480	37.49
Total	3,782,256	$34.69	3,000,000	$3,195,661,103

(1)	This column reflects: (i) 410,588 shares of common stock related to the vesting of employee restricted stock units; (ii) 303,055 shares of common stock related to the vesting of employee performance stock units; (iii) 68,478 shares of common stock related to the vesting of employee restricted stock; (iv) 135 shares of common stock related to the exercise of employee stock options and payment of the exercise price; and (v) the purchase of 3 million shares of common stock under the 2019 Repurchase Program.
(2)	Represents the stock price at the time of surrender.
(3)	Pursuant to the Share Repurchase Agreement dated April 5, 2021, 3 million shares were repurchased at $35.1401 per share. Refer to Note 13 (Shareholders’ Equity) to the consolidated financial statements for additional information.

Item 5. Other Information

During the three months ended June 30, 2024, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Corning Incorporated
(Registrant)

August 2, 2024	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President and Corporate Controller