Form 10-Q
period 2024-09-30
CORNING INC /NY
filed 2024-11-01
CIK 24741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2024
Corning’s Common Stock, $0.50 par value per share	856,208,758 shares

INDEX

Consolidated Statements of (Loss) Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$3,391	$3,173	$9,617	$9,594
Cost of sales	2,254	2,169	6,538	6,574

Gross margin	1,137	1,004	3,079	3,020

Operating expenses:
Selling, general and administrative expenses	510	468	1,432	1,329
Research, development and engineering expenses	294	270	814	787
Amortization of purchased intangibles	31	30	91	92

Operating income	302	236	742	812

Interest income	12	10	34	25
Interest expense	(83)	(82)	(250)	(239)
Translated earnings contract (loss) gain, net (Note 12)	(157)	20	(91)	128
Other (loss) income, net	(166)	33	(59)	128

(Loss) income before income taxes	(92)	217	376	854
Provision for income taxes (Note 4)	(3)	(35)	(124)	(178)

Net (loss) income	(95)	182	252	676

Net income attributable to non-controlling interest	(22)	(18)	(56)	(55)

Net (loss) income attributable to Corning Incorporated	$(117)	$164	$196	$621

(Loss) earnings per common share available to common shareholders:
Basic (Note 5)	$(0.14)	$0.19	$0.23	$0.73
Diluted (Note 5)	$(0.14)	$0.19	$0.23	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(95)	$182	$252	$676

Foreign currency translation adjustments and other	625	(191)	73	(593)
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(7)	(1)	32	(9)
Realized and unrealized (losses) gains on derivatives	(34)	(11)	(65)	30
Other comprehensive income (loss), net of tax	584	(203)	40	(572)

Comprehensive income (loss)	489	(21)	292	104

Comprehensive income attributable to non-controlling interest	(22)	(18)	(56)	(55)

Comprehensive income (loss) attributable to Corning Incorporated	$467	$(39)	$236	$49

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets

Current assets:
Cash and cash equivalents	$1,613	$1,779
Trade accounts receivable, net of doubtful accounts - $33 and $30	1,986	1,572
Inventories (Note 6)	2,793	2,666
Other current assets	1,284	1,195
Total current assets	7,676	7,212

Property, plant and equipment, net of accumulated depreciation - $15,140 and $14,553	14,059	14,630
Goodwill	2,390	2,380
Other intangible assets, net	814	905
Deferred income taxes (Note 4)	1,211	1,153
Other assets	2,172	2,220

Total Assets	$28,322	$28,500

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 8)	$335	$320
Accounts payable	1,565	1,466
Other accrued liabilities (Notes 7 and 11)	2,737	2,533
Total current liabilities	4,637	4,319

Long-term debt (Note 8)	7,073	7,206
Postretirement benefits other than pensions (Note 9)	357	398
Other liabilities (Notes 7 and 11)	4,788	4,709
Total liabilities	16,855	16,632

Commitments and contingencies (Note 11)
Shareholders’ equity (Note 13):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	920	916
Additional paid-in capital – common stock	17,177	16,929
Retained earnings	15,859	16,391
Treasury stock, at cost; Shares held: 986 million and 980 million	(20,845)	(20,637)
Accumulated other comprehensive loss	(2,008)	(2,048)
Total Corning Incorporated shareholders’ equity	11,103	11,551
Non-controlling interest	364	317
Total equity	11,467	11,868

Total Liabilities and Equity	$28,322	$28,500

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Nine months ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$252	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	924	932
Amortization of purchased intangibles	91	92
Loss on disposal of assets, net	135	72
Share-based compensation expense	202	168
Translation gain on Japanese yen-denominated debt	(28)	(162)
Deferred tax (benefit) provision	(51)	37
Translated earnings contract loss (gain), net	91	(128)
Release of cumulative translation losses	62
Tax deposit refund		99
Changes in assets and liabilities:
Trade accounts receivable	(493)	(137)
Inventories	(134)	131
Other current assets	(138)	(58)
Accounts payable and other current liabilities	266	(264)
Customer deposits and government incentives	48	(17)
Deferred income	23	(11)
Other, net	66	(138)
Net cash provided by operating activities	1,316	1,292

Cash Flows from Investing Activities:
Capital expenditures	(711)	(1,111)
Proceeds from sale of equipment to related party		67
Realized gains on translated earnings contracts and other	239	270
Other, net	(65)	4
Net cash used in investing activities	(537)	(770)

Cash Flows from Financing Activities:
Repayments of debt	(254)	(180)
Proceeds from issuance of debt	153	80
Proceeds from issuance of euro bonds		918
Proceeds from other financing arrangements		54
Repayment of other financing arrangements		(54)
Proceeds from cross currency swap	68
Payment for redemption of preferred stock		(507)
Payments of employee withholding tax on stock awards	(76)	(103)
Proceeds from exercise of stock options	57	39
Purchases of common stock for treasury	(135)
Dividends paid	(737)	(741)
Other, net	(20)	(26)
Net cash used in financing activities	(944)	(520)
Effect of exchange rates on cash	(1)	(34)
Net decrease in cash and cash equivalents	(166)	(32)
Cash and cash equivalents at beginning of period	1,779	1,671
Cash and cash equivalents at end of period	$1,613	$1,639

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868
Net income			209			209	16	225
Other comprehensive loss					(327)	(327)	(1)	(328)
Shares issued to benefit plans and for option exercises	1	69				70		70
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(35)		(35)	1	(34)
Balance as of March 31, 2024	$917	$16,998	$16,358	$(20,672)	$(2,375)	$11,226	$333	$11,559
Net income			104			104	18	122
Other comprehensive loss					(217)	(217)		(217)
Purchase of common stock for treasury				(103)		(103)		(103)
Shares issued to benefit plans and for option exercises	2	83				85		85
Common dividends ($0.56 per share)			(486)			(486)		(486)
Other, net (1)				(24)		(24)	(9)	(33)
Balance as of June 30, 2024	$919	$17,081	$15,976	$(20,799)	$(2,592)	$10,585	$342	$10,927
Net (loss) income			(117)			(117)	22	(95)
Other comprehensive income					584	584	1	585
Purchase of common stock for treasury				(30)		(30)		(30)
Shares issued to benefit plans and for option exercises	1	96				97		97
Other, net (1)				(16)		(16)	(1)	(17)
Balance as of September 30, 2024	$920	$17,177	$15,859	$(20,845)	$(2,008)	$11,103	$364	$11,467

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders' equity	Non-controlling interest	Total
Balance as of December 31, 2022	$910	$16,682	$16,778	$(20,532)	$(1,830)	$12,008	$267	$12,275
Net income			176			176	15	191
Other comprehensive loss					(67)	(67)		(67)
Shares issued to benefit plans and for option exercises	1	64				65		65
Common dividends ($0.28 per share)			(241)			(241)		(241)
Other, net (1)				(16)		(16)		(16)
Balance as of March 31, 2023	$911	$16,746	$16,713	$(20,548)	$(1,897)	$11,925	$282	$12,207
Net income			281			281	22	303
Other comprehensive loss					(302)	(302)	(1)	(303)
Shares issued to benefit plans and for option exercises	4	71				75		75
Common dividends ($0.56 per share)			(485)			(485)		(485)
Other, net (1)				(82)		(82)	(5)	(87)
Balance as of June 30, 2023	$915	$16,817	$16,509	$(20,630)	$(2,199)	$11,412	$298	$11,710
Net income			164			164	18	182
Other comprehensive loss					(203)	(203)	(1)	(204)
Shares issued to benefit plans and for option exercises		60				60		60
Other, net (1)				(3)		(3)	(1)	(4)
Balance as of September 30, 2023	$915	$16,877	$16,673	$(20,633)	$(2,402)	$11,430	$314	$11,744

(1)	Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

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

2. Restructuring, Impairment and Other Charges and Credits

The following table presents details of the restructuring, impairment and other charges and credits incurred (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Severance (1)	$43	$13	$46	$91
Capacity realignment (1)	16	49	133	92
Other charges and credits (2)	75	10	84	92
Total restructuring, impairment and other charges and credits (3)	$134	$72	$263	$275

(1)	For the three and nine months ended September 30, 2024, amounts primarily relate to severance charges and non-cash asset write-offs associated with the closure of a display technologies manufacturing plant. Should the entity be substantially liquidated, the Company expects to recognize approximately $50 million of non-cash cumulative foreign currency translation losses in other (loss) income, net in the consolidated statements of (loss) income.
(2)	For the three and nine months ended September 30, 2024, amounts primarily relate to the recognition of $62 million of non-cash cumulative foreign currency translation losses related to the substantial liquidation of an optical communications manufacturing plant which was recorded in other (loss) income, net in the consolidated statements of (loss) income.
(3)	Amounts recorded in cost of sales in the consolidated statements of (loss) income were $47 million and $168 million for the three and nine months ended September 30, 2024, respectively, and $63 million and $196 million for the three and nine months ended September 30, 2023, respectively.

3. Revenue

Disaggregated Revenue

The following table presents revenues by product category (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Telecommunication products	$1,246	$918	$3,289	$3,109
Display products	707	727	2,043	2,061
Specialty glass products	543	560	1,490	1,384
Environmental substrate and filter products	362	420	1,193	1,260
Life science products	235	221	697	690
Polycrystalline silicon products	194	230	609	765
All other products	104	97	296	325
Total revenue	$3,391	$3,173	$9,617	$9,594

Customer Deposits

As of September 30, 2024 and December 31, 2023, Corning had customer deposits of approximately $1.2 billion. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements, generally over a period of up to ten years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.

For the three months ended  September 30, 2024 and 2023, customer deposits recognized were $36 million and $6 million, respectively. For the nine months ended  September 30, 2024 and 2023, customer deposits recognized were $127 million and $88 million, respectively.

Refer to Note 7 (Other Liabilities) for additional information.

Deferred Revenue

As of September 30, 2024 and December 31, 2023, Corning had deferred revenue of approximately $883 million and $860 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long-term supply agreements.

Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. For the three and nine months ended  September 30, 2024 and 2023, the amount of deferred revenue recognized in the consolidated statements of (loss) income was not material.

Refer to Note 7 (Other Liabilities) for additional information.

4. Income Taxes

The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Provision for income taxes	$(3)	$(35)	$(124)	$(178)
Effective tax rate	(3.3%)	16.1%	33.0%	20.8%

For the three months ended  September 30, 2024, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, changes in estimates based on the final 2023 U.S. Federal Income Tax Return, and the impact of foreign exchange losses. For the nine months ended September 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit.

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

Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. During the second quarter of 2023, $99 million was no longer under dispute and was refunded to the Company. The non-current receivable balance was $265 million and $261 million as of  September 30, 2024 and  December 31, 2023, respectively, for the amount on deposit with the South Korean government. Corning believes that it is more likely than not the Company will prevail in the appeals process relating to these matters.

5. (Loss) Earnings Per Common Share

The following table presents the reconciliation of the amounts used to compute basic and diluted (loss) earnings per common share (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Corning Incorporated	$(117)	$164	$196	$621

Weighted-average common shares outstanding – basic	854	850	853	848
Effect of dilutive securities:
Stock options and other awards		9	15	10
Weighted-average common shares outstanding – diluted	854	859	868	858
Basic (loss) earnings per common share	$(0.14)	$0.19	$0.23	$0.73
Diluted (loss) earnings per common share	$(0.14)	$0.19	$0.23	$0.72

Anti-dilutive potential shares excluded from diluted (loss) earnings per common share:
Stock options and other awards	18	3		3

6. Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Finished goods	$1,354	$1,242
Work in process	566	551
Raw materials and accessories	457	445
Supplies and packing materials	416	428
Inventories	$2,793	$2,666

7. Other Liabilities

Other liabilities consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Current liabilities:
Wages and employee benefits	$712	$609
Income taxes	80	69
Derivative instruments (Note 12)	102	66
Deferred revenue (Note 3)	205	181
Customer deposits (Note 3)	179	148
Short-term operating leases	93	112
Other current liabilities	1,366	1,348
Other accrued liabilities	$2,737	$2,533

Non-current liabilities:
Defined benefit pension plan liabilities	$719	$721
Derivative instruments (Note 12)	136	31
Deferred revenue (Note 3)	678	679
Customer deposits (Note 3)	1,009	1,083
Deferred tax liabilities	204	218
Long-term operating leases	840	846
Other non-current liabilities	1,202	1,131
Other liabilities	$4,788	$4,709

8. Debt

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $7.0 billion as of  September 30, 2024 and December 31, 2023, compared to the carrying value of $7.1 billion and $7.2 billion as of  September 30, 2024 and December 31, 2023, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

In the second quarter of 2024, the Company entered into a ¥23 billion, or $215 million, fixed rate, three-year cross currency swap contract to economically lock in unrealized foreign exchange gains relating to a portion of the Company’s Japanese yen-denominated debt due in 2027. Refer to Note 12 (Financial Instruments) for additional information.

On May 15, 2023, the Company issued €300 million 3.875% Notes due 2026 (“2026 Notes”) and €550 million 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance. The net proceeds received were approximately $918 million and will be used for general corporate purposes. As of  September 30, 2024, the U.S. dollar equivalent carrying value of the euro-denominated long-term debt was $943 million. The full amounts of the 2026 Notes and 2031 Notes have been designated as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. Refer to Note 12 (Financial Instruments) for additional information.

9. Employee Retirement Plans

The following table presents the components of net periodic pension and postretirement benefit (income) expense for employee retirement plans, which other than the service cost component is recorded in other (loss) income, net in the consolidated statements of (loss) income (in millions):

	Pension benefits				Postretirement benefits
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$25	$25	$73	$75		$1	$2	$4
Interest cost	46	45	138	133	$4	6	14	17
Expected return on plan assets	(48)	(46)	(144)	(138)
Amortization of actuarial net gain					(6)	(6)	(18)	(17)
Amortization of prior service cost (credit)	1	2	4	5	(1)	(2)	(5)	(4)
Recognition of actuarial (gain) loss	(31)	12	(31)	(16)
Special termination benefit charge	3		6	5
Total pension and postretirement benefit (income) expense	$(4)	$38	$46	$64	$(3)	$(1)	$(7)	$—

10. Leases

On March 12, 2024, Corning entered into a synthetic lease (“Facility Lease”) for a solar manufacturing facility in Hemlock, Michigan (the “Facility”), for which the Company is the construction agent on behalf of the lessor, with an estimated construction cost of approximately $835 million.

The Facility Lease will commence upon completion of construction of the Facility, which is expected to be in the later part of 2025, and has a lease term of five years with options to renew the lease or purchase the facility. The Facility Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.1 billion, of which $24 million, $92 million, $88 million and $85 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $767 million is to be paid thereafter.

In conjunction with the Facility Lease, Corning entered into an equipment lease (“Equipment Lease”) on June 17, 2024, with an estimated purchase and installation cost of $365 million, for the equipment to be installed and operated within the Facility. The Company is the procurement and installation agent on behalf of the lessor.

The Equipment Lease will commence upon completion of the equipment installation, which is expected to be in the later part of 2025, and has a lease term of five years with obligations to purchase the equipment at lease maturity. The Equipment Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments are approximately $434 million, of which $24 million, $95 million, $90 million and $85 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $140 million is to be paid thereafter.

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

Dow Corning Environmental Claims

Beginning in September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites. Subject to certain conditions and limits, Corning may be required to indemnify Dow for up to 50% of such losses. As of September 30, 2024, Corning has determined a potential liability for these environmental matters is probable and the amount reserved was not material.

Environmental Litigation

Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 19 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of  September 30, 2024 and December 31, 2023, Corning had accrued approximately $81 million and $88 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

12. Financial Instruments

The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	September 30, 2024			December 31, 2023
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$864	$136	$(46)	$241	$287

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,247	64	(23)	1,988	20	$(17)
Translated earnings contracts (4)	8,660	506	(105)	5,042	324	(80)
Cross currency swap contracts	215		(64)
Total derivatives	$11,986	$706	$(238)	$7,271	$631	$(97)

Current		$446	$(102)		$501	$(66)
Non-current		260	(136)		130	(31)
Total derivatives		$706	$(238)		$631	$(97)

(1)	All of the Company’s derivative contracts are measured at fair value and are classified as Level 2 within the fair value hierarchy. Derivative assets are presented in other current assets or other assets in the consolidated balance sheets. Derivative liabilities are presented in other current liabilities or other liabilities in the consolidated balance sheets.
(2)	The amounts above do not include €850 million of euro-denominated debt ($943 million carrying value as of September 30, 2024), which is a non-derivative financial instrument designated as a net investment hedge.
(3)	As of September 30, 2024 and December 31, 2023, derivatives designated as hedging instruments include foreign exchange cash flow hedges with total notional amounts of $864 million and $241 million, respectively, and fair value hedges of leased precious metals with total notional amounts of 13,762 troy ounces and 20,160 troy ounces, respectively. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amounts of $121 million and $229 million as of September 30, 2024 and December 31, 2023, respectively.
(4)	The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of September 30, 2024, the Company has $141 million and $237 million recorded in other accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.

The following table summarizes the total gross notional values for translated earnings contracts (in millions):

	September 30,	December 31,
	2024	2023
Average rate forward contracts:
Chinese yuan-denominated	$697	$684
Japanese yen-denominated	334	463
South Korean won-denominated	1,151	1,609
New Taiwan dollar-denominated	377	198
Euro-denominated	1,247
Mexican peso-denominated	104
Option contracts:
Japanese yen-denominated	4,565	2,088
Euro-denominated	185
Total notional amount for translated earnings contracts	$8,660	$5,042

The following tables summarize the effect in the consolidated statements of (loss) income relating to Corning’s derivative financial instruments (in millions). The accumulated derivative gain (loss) included in accumulated other comprehensive loss on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 is $41 million and $(54) million, respectively.

	Three months ended September 30,
			Location of gain (loss)
	(Loss) gain recognized		reclassified from	Gain (loss) reclassified
	in other comprehensive		accumulated	from accumulated
	income (loss) (OCI)		OCI into income	OCI into income
	2024	2023	effective (ineffective)	2024	2023
Derivative hedging relationships for cash flow and fair value hedges:
Foreign exchange contracts and other	$(68)	$28	Cost of sales	$15	$14
			Other (loss) income, net		(1)
Total cash flow and fair value hedges	$(68)	$28		$15	$13

	Nine months ended September 30,
			Location of gain (loss)
	(Loss) gain recognized		reclassified from	Gain (loss) reclassified
	in other comprehensive		accumulated	from accumulated
	income (loss) (OCI)		OCI into income	OCI into income
	2024	2023	effective (ineffective)	2024	2023
Derivative hedging relationships for cash flow and fair value hedges:
Foreign exchange contracts and other	$(59)	$102	Cost of sales	$36	$32
			Other (loss) income, net	(1)	(3)
Total cash flow and fair value hedges	$(59)	$102		$35	$29

	Gain (loss) recognized in income
	Three months ended		Nine months ended
	September 30,		September 30,
Undesignated derivatives	2024	2023	2024	2023	Location of gain (loss) recognized in income
Foreign exchange contracts	$42	$(5)	$7	$23	Other (loss) income, net
Translated earnings contracts	(157)	20	(91)	128	Translated earnings contract (loss) gain, net
Cross currency swap contracts	10		3		Other (loss) income, net
Total undesignated	$(105)	$15	$(81)	$151

Cross Currency Swap Contracts

Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the US dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of (loss) income. In the second quarter of 2024, to economically lock in unrealized foreign exchange gains, the Company entered into a ¥23 billion, or $215 million, fixed rate, three-year cross currency swap contract relating to a portion of the Company’s Japanese yen-denominated debt due in 2027. At inception of this instrument, Corning received a net $68 million from the counterparty, representing an exchange of the notional amounts at a fixed foreign exchange rate of Japanese yen to US dollar and was initially recorded as a derivative liability. As of  September 30, 2024, the fair value of this derivative liability is $64 million.

Net Investment Hedges

In May 2023, the Company designated the full amount of its euro-denominated 2026 Notes and 2031 Notes with a total notional amount of €850 million, which are non-derivative financial instruments, as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. As of September 30, 2024, the net investment hedges are deemed to be effective. During the three and nine months ended September 30, 2024, foreign currency losses of $39 million and $9 million, respectively, associated with these net investment hedges were recognized in other comprehensive income (loss). During the three and nine months ended September 30, 2023, foreign currency gains of $29 million and $36 million, respectively, associated with these net investment hedges were recognized in other comprehensive income (loss).

Leased Precious Metals Contracts

The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $65 million and $90 million as of  September 30, 2024 and December 31, 2023, respectively. The carrying amount of the leased precious metals pool includes cumulative fair value loss of $129 million and $239 million as of  September 30, 2024 and December 31, 2023, respectively. These losses are offset by changes in the fair value of hedges.

13. Shareholders’ Equity

Common Stock Dividends

On October 2, 2024, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on December 13, 2024.

Fixed Rate Cumulative Convertible Preferred Stock, Series A

The Company had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020. On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021, Corning executed the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”) and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, Corning repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid in  April in each of 2023, 2022 and 2021.

Pursuant to the SRA, with respect to the remaining 80 million common shares:

●	58 million of the common shares SDC holds are subject to a seven-year lock-up period expiring in 2027.
●

22 million of the common shares SDC holds can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning will be required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of September 30, 2024 and December 31, 2023, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.

Share Repurchase Program

In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”). As of September 30, 2024, approximately $3.2 billion remains available under the Company’s 2019 Authorization.

During the three and nine months ended September 30, 2024, the Company repurchased 0.8 million shares and 3.8 million shares, respectively, for approximately $30 million and $135.4 million, respectively. No shares were repurchased under our 2019 Authorization during the three and nine months ended September 30, 2023.

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2024 and 2023, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustments.

The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$(2,494)	$(2,114)	$(1,942)	$(1,712)
Gain (loss) on foreign currency translation (1)	551	(195)	8	(588)
Release of cumulative translation losses (2)	62		62
Equity method affiliates (1)	12	4	3	(5)
Net current-period other comprehensive income (loss), net of tax	625	(191)	73	(593)
Ending balance	$(1,869)	$(2,305)	$(1,869)	$(2,305)

(1)	Amounts are after tax. Tax effects are not significant.
(2)	Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

14. Share-Based Compensation

Total share-based compensation expense was $76 million and $202 million for the three and nine months ended September 30, 2024, respectively, and $57 million and $168 million for the three and nine months ended September 30, 2023, respectively.

Incentive Stock Plans

Time-Based Restricted Stock and Restricted Stock Units

The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the nine months ended September 30, 2024:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested shares and share units as of December 31, 2023	13,321	$33.89
Granted	1,368	32.87
Vested	(5,363)	35.88
Forfeited	(442)	34.54
Non-vested shares and share units as of September 30, 2024	8,884	$32.50

Performance-Based Restricted Stock Units

The following table summarizes the changes in non-vested performance-based restricted stock units for the nine months ended September 30, 2024:

		Weighted
	Number	average
	of shares	grant-date
	(in thousands)	fair value
Non-vested share units as of December 31, 2023	2,026	$38.89
Granted	1,647	32.70
Vested	(1,134)	41.63
Performance adjustments	1,331	32.81
Forfeited	(81)	32.98
Non-vested share units as of September 30, 2024	3,789	$33.31

Stock Options

The following table summarizes information concerning stock options as of  September 30, 2024 and the related activity for the nine months ended September 30, 2024:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise	term	value
	(in thousands)	price	(in years)	(in thousands)
Options outstanding as of December 31, 2023	7,499	$23.82
Exercised	(2,519)	22.64
Expired	(6)	20.16
Options outstanding as of September 30, 2024	4,974	24.43	4.42	$103,085
Options vested and exercisable as of September 30, 2024	4,974	24.43	4.42	103,085

15. Reportable Segments

The Company has determined that it has five reportable segments for financial reporting purposes, as follows:

●	Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry; the carrier network group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications, and the enterprise network group consists primarily of optical-based communication networks sold to businesses, governments and individuals for their own use.
●	Display Technologies – manufactures high quality glass substrates for flat panel displays, including liquid crystal displays and organic light-emitting diodes that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices.
●	Specialty Materials – manufactures products that provide material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs across a wide variety of commercial and industrial markets, including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
●	Environmental Technologies – manufactures ceramic substrates and filter products for emissions control systems in mobile applications.
●	Life Sciences – develops, manufactures, and supplies laboratory products, including labware, equipment, media, serum and reagents, enabling workflow solutions for drug discovery and bioproduction.

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

In addition, certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net (loss) income attributable to Corning Incorporated. These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: the impact of translating the Japanese yen-denominated debt; the impact of the translated earnings contracts; acquisition-related costs; certain discrete tax items and other tax-related adjustments; restructuring, impairment and other charges and credits; certain litigation, regulatory and other legal matters; pension mark-to-market adjustments; and other non-recurring non-operational items. Although these amounts are excluded from segment results, they are included in reported consolidated results.

Corning’s administrative and staff functions are performed on a centralized basis and such costs and expenses are allocated among the segments differently than they would be for stand-alone financial reporting purposes. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income (loss) to net (loss) income attributable to Corning Incorporated. Segment net income (loss) may not be consistent with measures used by other companies.

The following provides selected segment information as described above:

Segment information (in millions):

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended September 30, 2024
Segment net sales	$1,246	$1,015	$548	$382	$244	$298	$3,733
Depreciation (1)	$69	$110	$39	$32	$17	$41	$308
Research, development and engineering expenses (2)	$71	$29	$69	$26	$5	$48	$248
Income tax provision (3)	$(49)	$(75)	$(20)	$(19)	$(4)		$(167)
Segment net income (loss)	$175	$285	$72	$75	$15	$(12)	$610

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Three months ended September 30, 2023
Segment net sales	$918	$972	$563	$449	$230	$327	$3,459
Depreciation (1)	$65	$119	$37	$32	$18	$37	$308
Research, development and engineering expenses (2)	$60	$26	$62	$26	$7	$41	$222
Income tax provision (3)	$(24)	$(64)	$(19)	$(27)	$(4)	$(2)	$(140)
Segment net income (loss)	$91	$242	$72	$99	$13	$(8)	$509

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Nine months ended September 30, 2024
Segment net sales	$3,289	$2,901	$1,503	$1,268	$729	$905	$10,595
Depreciation (1)	$201	$336	$115	$96	$51	$119	$918
Research, development and engineering expenses (2)	$202	$83	$186	$75	$17	$123	$686
Income tax (provision) benefit (3)	$(118)	$(196)	$(48)	$(73)	$(12)	$3	$(444)
Segment net income (loss)	$418	$744	$179	$277	$45	$(45)	$1,618

						Hemlock
						and
						Emerging
	Optical	Display	Specialty	Environmental	Life	Growth
	Communications	Technologies	Materials	Technologies	Sciences	Businesses	Total
Nine months ended September 30, 2023
Segment net sales	$3,109	$2,663	$1,392	$1,337	$717	$1,090	$10,308
Depreciation (1)	$195	$362	$111	$97	$52	$105	$922
Research, development and engineering expenses (2)	$176	$73	$172	$73	$25	$121	$640
Income tax provision (3)	$(105)	$(161)	$(38)	$(77)	$(9)	$(22)	$(412)
Segment net income	$390	$610	$144	$288	$33	$34	$1,499

(1)	Depreciation expense for Corning’s reportable segments and Hemlock and Emerging Growth Businesses includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2)	Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(3)	Income tax (provision) benefit reflects a tax rate of 21%.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales of reportable segments	$3,435	$3,132	$9,690	$9,218
Net sales of Hemlock and Emerging Growth Businesses	298	327	905	1,090
Impact of constant-currency reporting (1)	(342)	(286)	(978)	(714)
Consolidated net sales	$3,391	$3,173	$9,617	$9,594

(1)	This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.

The following table presents a reconciliation of net income of reportable segments to net (loss) income attributable to Corning Incorporated (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income of reportable segments	$622	$517	$1,663	$1,465
Net (loss) income of Hemlock and Emerging Growth Businesses	(12)	(8)	(45)	34
Unallocated amounts:
Impact of constant-currency reporting	(258)	(212)	(751)	(535)
Translated earnings contract (loss) gain, net	(157)	20	(91)	128
Translation (loss) gain on Japanese yen-denominated debt	(107)	35	28	162
Litigation, regulatory and other legal matters	(16)	(32)	(11)	(44)
Research, development, and engineering expenses (1)	(39)	(40)	(121)	(127)
Amortization of intangibles	(31)	(30)	(91)	(92)
Interest expense, net	(63)	(62)	(189)	(179)
Income tax benefit	164	105	320	234
Severance charges	(43)	(13)	(46)	(91)
Capacity optimization and other charges and credits (2)	(91)	(59)	(217)	(184)
Other corporate items	(86)	(57)	(253)	(150)
Net (loss) income attributable to Corning Incorporated	$(117)	$164	$196	$621

(1)	Amount does not include research, development and engineering expense related to severance charges.
(2)	Amount includes charges associated with impairment losses, asset write-offs, accelerated depreciation, disposal costs and inventory write-downs. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

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

Progress on our three-year Springboard plan

Springboard is our plan to add more than $3 billion in annualized core sales and to achieve a core operating margin of 20% by the end of 2026. We expect a number of upward cyclical factors and secular trends to drive growth across our Market-Access Platforms. As we capture this growth, we expect to deliver powerful incremental profit and cash flow; we already have the required production capacity and technical capabilities in place, and the cost and capital are already reflected in our financials. With the success of the plan, we also expect to be able to accelerate the return of cash to shareholders.

In the third quarter of 2024, we continued making strong progress on Springboard - most notably in Display Technologies and Optical Communications.

●	In Display Technologies, our Springboard plan is centered on maintaining stable U.S. dollar net income. To achieve this, we are raising glass prices. We expect that our price actions, in combination with the hedges we have in place through 2026, will deliver consistent profitability in the segment. In the segment, we expect to deliver segment net income of $900 to $950 million next year – and to deliver segment net income margin of 25%, consistent with the last five years. We expect our price increases to offset the weaker yen in our hedges, and enable us to maintain the same profitability. Most importantly, we will continue to be the low-cost technology and market leader in Display.
●	In Optical Communications, our Springboard plan is about revenue growth. When we introduced new Generative AI products in June of 2024, we said we expected to grow our Enterprise business at a 25% CAGR over the next four years, and strong demand for these products drove record Enterprise sales in the second and third quarter of 2024.

2024 Corporate Outlook

We expect core net sales of approximately $3.75 billion for the fourth quarter of 2024.

RESULTS OF OPERATIONS

The following table presents selected highlights from our operations (in millions):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2024	2023	24 vs. 23	2024	2023	24 vs. 23

Net sales	$3,391	$3,173	7%	$9,617	$9,594	0%

Cost of sales	$2,254	$2,169	4%	$6,538	$6,574	(1%)

Gross margin	$1,137	$1,004	13%	$3,079	$3,020	2%
Gross margin %	34%	32%		32%	31%

Selling, general and administrative expenses	$510	$468	9%	$1,432	$1,329	8%
as a % of net sales	15%	15%		15%	14%

Research, development and engineering expenses	$294	$270	9%	$814	$787	3%
as a % of net sales	9%	9%		8%	8%

Translated earnings contract (loss) gain, net	$(157)	$20	*	$(91)	$128	*

(Loss) income before income taxes	$(92)	$217	*	$376	$854	(56%)

Provision for income taxes	$(3)	$(35)	*	$(124)	$(178)	*
Effective tax rate	(3%)	16%		33%	21%

Net (loss) income attributable to Corning Incorporated	$(117)	$164	*	$196	$621	(68%)

Comprehensive income (loss) attributable to Corning Incorporated	$467	$(39)	*	$236	$49	382%

*  Not meaningful

Net sales

For the three months ended September 30, 2024, net sales increased $218 million, or 7% when compared to the same period in 2023. This was primarily driven by an increase in telecommunication product sales of $328 million, partially offset by decreases in environmental substrate and filter products of $58 million and polycrystalline silicon product sales of $36 million.

For the nine months ended September 30, 2024, net sales increased $23 million when compared to the same period in 2023. This was primarily driven by increases in telecommunication product sales of $180 million and specialty glass product sales of $106 million, offset by decreases in polycrystalline silicon product sales of $156 million and environmental substrate and filter products of $67 million.

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

For the three months ended September 30, 2024, gross margin increased $133 million, or 13%, and increased as a percentage of sales by 2 percentage points when compared to the same period in 2023. This is primarily driven by the increase in net sales, as discussed above.

For the nine months ended September 30, 2024, gross margin increased $59 million, or 2%, and slightly increased as a percentage of sales when compared to the same period in 2023.

Selling, general and administrative expenses

The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits; share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.

For the three months ended September 30, 2024, selling, general and administrative expenses increased $42 million, or 9%, and remained consistent as a percentage of sales when compared to the same period in 2023. For the nine months ended September 30, 2024, selling, general and administrative expense increased $103 million, or 8%, and slightly increased as a percentage of sales in the current period as compared to the same period in 2023.

Research, development and engineering expenses

For the three and nine months ended September 30, 2024, research, development and engineering expenses increased 9% and 3%, respectively, and remained consistent as a percentage of sales when compared to the same periods in 2023.

Translated earnings contract (loss) gain, net

Included in translated earnings contract (loss) gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, new Taiwan dollar, euro, Chinese yuan and Mexican peso and its impact on net (loss) income.

The following table provides detailed information on the impact of translated earnings contract (loss) gain, net (in millions):

	Three months ended		Three months ended		Change
	September 30, 2024		September 30, 2023		2024 vs. 2023
	(Loss) income		Income		Income
	before	Net	before	Net	before	Net
	tax	loss	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1)	$47	$36	$73	$59	$(26)	$(23)
Unrealized loss, net (2)	(204)	(157)	(53)	(43)	(151)	(114)
Total translated earnings contract (loss) gain, net	$(157)	$(121)	$20	$16	$(177)	$(137)

	Nine months ended		Nine months ended		Change
	September 30, 2024		September 30, 2023		2024 vs. 2023
	Income		Income		Income
	before	Net	before	Net	before	Net
	tax	income	tax	income	tax	income
Hedges related to translated earnings:
Realized gain, net (1)(3)	$158	$121	$211	$168	$(53)	$(47)
Unrealized loss, net (4)	(249)	(191)	(83)	(65)	(166)	(126)
Total translated earnings contract (loss) gain, net	$(91)	$(70)	$128	$103	$(219)	$(173)

(1)

Amount includes non-cash pre-tax realized losses of $24 million and $81 million for the three and nine months ended September 30, 2024, respectively, and non-cash pre-tax realized losses of $20 million and $48 million for the three and nine months ended September 30, 2023, respectively, related to the premiums of expired option contracts.

(2)	The impact for the three months ended September 30, 2024 was primarily driven by unrealized losses from our Japanese yen and euro-denominated hedges, partially offset by unrealized gains from our South Korean won, new Taiwan dollar and Chinese yuan-denominated hedges. The impact to income for the three months ended September 30, 2023 was primarily driven by unrealized losses from our South Korean won and Japanese yen-denominated hedges.
(3)	For the nine months ended September 30, 2023, amount excludes $11 million related to a forward contract designated as a net investment hedge, which was reflected within investing activities in the consolidated statements of cash flows.
(4)

The impact for the nine months ended September 30, 2024 was primarily driven by unrealized losses from our Japanese yen and euro-denominated hedges, partially offset by unrealized gains from our Chinese yuan-denominated hedges. The impact to income for the nine months ended September 30, 2023 was primarily driven by unrealized losses from our South Korean won and Chinese yuan-denominated hedges partially offset by unrealized gains from our Japanese yen-denominated hedges.

(Loss) income before income taxes

For the three and nine months ended September 30, 2024, income before income taxes decreased $309 million and $478 million, respectively, when compared to the same periods in 2023, primarily driven by losses on our translated earnings contracts, as discussed above, and the recognition of $62 million in non-cash foreign currency translation losses in the third quarter of 2024 related to the substantial liquidation of an optical communications manufacturing plant as discussed in Note 2 (Restructuring, Impairment and Other Charges and Credits) in the accompanying notes to the consolidated financial statements.

Provision for Income Taxes

For the three months ended September 30, 2024, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, changes in estimates based on the final 2023 U.S. Federal Income Tax Return, and the impact of foreign exchange losses. For the nine months ended September 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit.

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

For the three and nine months ended September 30, 2024, the effective tax rate differed when compared to the same period in 2023 primarily due to changes in certain pre-tax losses with no corresponding expected tax benefit and the impact of foreign exchange losses.

Net (loss) income attributable to Corning Incorporated

As a result of the items discussed above, net (loss) income attributable to Corning Incorporated and per share data were as follows (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Corning Incorporated	$(117)	$164	$196	$621
Basic (loss) earnings per common share	$(0.14)	$0.19	$0.23	$0.73
Diluted (loss) earnings per common share	$(0.14)	$0.19	$0.23	$0.72

Weighted-average common shares outstanding - basic	854	850	853	848
Weighted-average common shares outstanding - diluted	854	859	868	858

Comprehensive income (loss) attributable to Corning Incorporated

Comprehensive income attributable to Corning Incorporated for the three months ended September 30, 2024 was $467 million compared to comprehensive loss attributable to Corning Incorporated of $39 million for the three months ended September 30, 2023. This movement is driven by the increase in net gains on foreign currency translation adjustments of $816 million, primarily driven by gains in the Japanese yen, Korean won, Chinese yuan and euro, partially offset by a $277 million decrease in net income.

Comprehensive income attributable to Corning Incorporated for the nine months ended September 30, 2024 was $236 million compared to $49 million for the nine months ended September 30, 2023. This movement is driven by the increase in net gains on foreign currency translation adjustments of $666 million, primarily driven by gains in the Japanese yen, Korean won Chinese yuan and euro, partially offset by a $424 million decrease in net income.

SEGMENT ANALYSIS

Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions, which is more fully discussed within Note 15 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of our segment information to the corresponding amounts in our consolidated statements of (loss) income.

Segment net income may not be consistent with measures used by other companies.

The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%	Nine months ended		$	%
	September 30,		change	change	September 30,		change	change
	2024	2023	24 vs. 23	24 vs. 23	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$1,246	$918	$328	36%	$3,289	$3,109	$180	6%
Display Technologies	1,015	972	43	4%	2,901	2,663	238	9%
Specialty Materials	548	563	(15)	(3)%	1,503	1,392	111	8%
Environmental Technologies	382	449	(67)	(15)%	1,268	1,337	(69)	(5)%
Life Sciences	244	230	14	6%	729	717	12	2%
Net sales of reportable segments	3,435	3,132	303	10%	9,690	9,218	472	5%
Hemlock and Emerging Growth Businesses	298	327	(29)	(9)%	905	1,090	(185)	(17)%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$3,733	$3,459	$274	8%	$10,595	$10,308	$287	3%

(1)	Refer to Note 15 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.

Optical Communications

The increase in segment net sales for the three- and nine-month periods was primarily driven by continued strong adoption of AI-related connectivity solutions in our Enterprise business. Our Carrier business had an increase in volume in the third quarter of 2024 compared to the same period in prior year as demand begins to recover.

Display Technologies

The increase in segment net sales for both the three- and nine-month periods was due to higher sales volume, attributable to increased panel maker utilization, as well as pricing actions taken in the second half of 2023 and currency-based price adjustments implemented in the third quarter of 2024.

Specialty Materials

Segment net sales for the three-month period slightly decreased as compared to the same period in 2023. The increase in segment net sales for the nine-month period was due to continued strong demand for premium glass for mobile devices as well as semiconductor-related products.

Environmental Technologies

The decrease in segment net sales for both the three- and nine-month periods was primarily due to a decline in heavy-duty diesel, reflecting the continued impact of the Class 8 truck downcycle in North America.

Life Sciences

The increase in segment net sales for both the three- and nine-month periods was primarily due to increased demand as customers are completing their inventory drawdowns.

Hemlock and Emerging Growth Businesses

The decrease in segment net sales for the three-month period was primarily due to a decrease in our HSG business driven by lower pricing for solar-grade polysilicon, partially offset by an increase in our Automotive Glass Solutions business. The decrease in segment net sales for the nine-month period was primarily due to a decrease in our HSG business driven by lower pricing for solar-grade polysilicon and lower sales in our Pharmaceutical Technologies business due to the completion of volume commitments for COVID-related products.

The following table presents segment net income by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended		$	%	Nine months ended		$	%
	September 30,		change	change	September 30,		change	change
	2024	2023	24 vs. 23	24 vs. 23	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$175	$91	$84	92%	$418	$390	$28	7%
Display Technologies	285	242	43	18%	744	610	134	22%
Specialty Materials	72	72	-	0%	179	144	35	24%
Environmental Technologies	75	99	(24)	(24)%	277	288	(11)	(4)%
Life Sciences	15	13	2	15%	45	33	12	36%
Net income of reportable segments	622	517	105	20%	1,663	1,465	198	14%
Hemlock and Emerging Growth Businesses	(12)	(8)	(4)	(50)%	(45)	34	(79)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$610	$509	$101	20%	$1,618	$1,499	$119	8%

* Not meaningful

(1)	Refer to Note 15 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to net (loss) income attributable to Corning Incorporated.

Optical Communications

The increase in segment net income for both the three- and nine-month periods was primarily driven by strong incremental profit on higher sales volume, as outlined above.

Display Technologies

The increase in segment net income for both the three- and nine-month periods was primarily driven by the increase in sales, as outlined above.

Specialty Materials

Segment net income for the three-month period was flat with the prior year. The increase in segment net income for the nine-month period was primarily driven by the increase in sales, as outlined above, and manufacturing improvements.

Environmental Technologies

The decrease in segment net income for both the three- and nine-month periods was primarily driven by the decrease in sales, as outlined above.

Life Sciences

The increase in segment net income for both the three- and nine-month periods was primarily driven by profitability improvements from productivity actions taken.

Hemlock and Emerging Growth Businesses

The decrease in segment net income for both the three- and nine-month periods was primarily driven by our HSG and Pharmaceutical Technologies businesses due to lower sales, as outlined above.

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

Results of Operations – Core Performance Measures

The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts):

	Three months ended		%	Nine months ended		%
	September 30,		change	September 30,		change
	2024	2023	24 vs. 23	2024	2023	24 vs. 23
Core net sales	$3,733	$3,459	8%	$10,595	$10,308	3%
Core net income	$465	$386	20%	$1,202	$1,124	7%
Core earnings per share	$0.54	$0.45	20%	$1.38	$1.31	5%

Core Net Sales

For the three months ended September 30, 2024, we generated core net sales of $3.7 billion compared to $3.5 billion for the same period in 2023. The increase in core net sales of $274 million was primarily driven by increased segment sales of $328 million in Optical Communications and $43 million in Display Technologies, partially offset by decreased segment sales of $67 million in Environmental Technologies and $29 million in Hemlock and Emerging Growth Businesses. Net sales by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

For the nine months ended September 30, 2024, we generated core net sales of $10.6 billion compared to $10.3 billion for the same period in 2023. The increase in core net sales of $287 million was primarily driven by increased segment sales of $238 million in Display Technologies, $180 million in Optical Communications and $111 million in Specialty Materials, partially offset by decreased segment sales of $185 million in Hemlock and Emerging Growth Businesses and $69 million in Environmental Technologies. Net sales by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income

For the three months ended September 30, 2024, we generated core net income of $465 million compared to $386 million for the same period in 2023. The increase of $79 million was primarily due to higher segment net income of $84 million in Optical Communications and $43 million in Display Technologies, partially offset by lower segment net income of $24 million in Environmental Technologies. Net income by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

For the nine months ended September 30, 2024, we generated core net income of $1.2 billion compared to $1.1 billion for the same period in 2023. The increase of $78 million was primarily due to higher segment net income of $134 million in Display Technologies, $35 million in Specialty Materials and $28 million in Optical Communications, offset by lower segment net income of $79 million in Hemlock and Emerging Growth Businesses. Net income by reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share

Core earnings per share increased for the three months ended September 30, 2024 to $0.54 per share, primarily as a result of the changes in core net income, outlined above.

Core earnings per share increased for the nine months ended September 30, 2024 to $1.38 per share, primarily as a result of the changes in core net income, outlined above.

The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Core net income	$465	$386	$1,202	$1,124

Weighted-average common shares outstanding - basic	854	850	853	848
Effect of dilutive securities:
Stock options and other awards	11	9	15	10
Weighted-average common shares outstanding - diluted	865	859	868	858
Core earnings per share	$0.54	$0.45	$1.38	$1.31

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

The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended September 30, 2024
			Net (loss)
			income
		(Loss)	attributable
	Net	income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$3,391	$(92)	$(117)	(3.3%)	$(0.14)
Constant-currency adjustment (1)	342	258	239		0.28
Translation loss on Japanese yen-denominated debt, net (2)		107	82		0.10
Translated earnings contract loss (3)		157	121		0.14
Acquisition-related costs (4)		32	23		0.03
Discrete tax items and other tax-related adjustments (5)			(14)		(0.02)
Restructuring, impairment and other charges and credits (6)		134	125		0.15
Pension mark-to-market adjustment (7)		(20)	(15)		(0.02)
Loss on investments (8)		7	7		0.01
Loss on sale of assets (9)		3	2		0.00
Litigation, regulatory and other legal matters (10)		16	12		0.01
Core performance measures	$3,733	$602	$465	19.1%	$0.54

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $22 million and $23 million, respectively.

	Three months ended September 30, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$3,173	$217	$164	16.1%	$0.19
Constant-currency adjustment (1)	286	212	164		0.19
Translation gain on Japanese yen-denominated debt, net (2)		(35)	(29)		(0.03)
Translated earnings contract gain (3)		(20)	(16)		(0.02)
Acquisition-related costs (4)		33	25		0.03
Discrete tax items and other tax-related adjustments (5)			(3)		(0.00)
Restructuring, impairment and other charges and credits (6)		72	58		0.07
Pension mark-to-market adjustment (7)		7	6		0.01
Gain on investments (8)		(8)	(8)		(0.01)
Litigation, regulatory and other legal matters (10)		32	25		0.03
Core performance measures	$3,459	$510	$386	20.5%	$0.45

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $18 million and $19 million, respectively.

See “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.

	Nine months ended September 30, 2024
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported – GAAP	$9,617	$376	$196	33.0%	$0.23
Constant-currency adjustment (1)	978	751	604		0.70
Translation gain on Japanese yen-denominated debt, net (2)		(28)	(21)		(0.02)
Translated earnings contract loss (3)		91	70		0.08
Acquisition-related costs (4)		96	69		0.08
Discrete tax items and other tax-related adjustments (5)			5		0.01
Restructuring, impairment and other charges and credits (6)		263	248		0.29
Pension mark-to-market adjustment (7)		(6)	(4)		(0.00)
Loss on investments (8)		19	18		0.02
Loss on sale of assets (9)		13	9		0.01
Litigation, regulatory and other legal matters (10)		11	8		0.01
Core performance measures	$10,595	$1,586	$1,202	20.4%	$1.38

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $56 million and $61 million, respectively.

	Nine months ended September 30, 2023
			Net income
			attributable
	Net	Income before	to Corning	Effective tax	Per
	sales	income taxes	Incorporated	rate (a)(b)	share
As reported - GAAP	$9,594	$854	$621	20.8%	$0.72
Constant-currency adjustment (1)	714	535	403		0.47
Translation gain on Japanese yen-denominated debt, net (2)		(162)	(131)		(0.15)
Translated earnings contract gain (3)		(128)	(103)		(0.12)
Acquisition-related costs (4)		99	70		0.08
Discrete tax items and other tax-related adjustments (5)			26		0.03
Restructuring, impairment and other charges and credits (6)		275	220		0.26
Pension mark-to-market adjustment (7)		(4)	(3)		(0.00)
Loss on investments (8)		1	1		0.00
Gain on sale of assets (9)		(20)	(15)		(0.02)
Litigation, regulatory and other legal matters (10)		44	35		0.04
Core performance measures	$10,308	$1,494	$1,124	20.5%	$1.31

(a)	Based upon statutory tax rates in the specific jurisdiction for each event.
(b)	The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $55 million and $63 million, respectively.

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

The constant-currency rates established for our core performance measures are internally derived long-term management estimates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. For the three and nine months ended September 30, 2024, the adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

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

(2)

Translation of Japanese yen-denominated debt, net: Amount reflects the gain or loss on the translation of our yen-denominated debt to U.S. dollars, net of a $10 million and $3 million gain, respectively, for the three and nine months ended September 30, 2024, related to the change in the fair value of our cross currency swap contracts.

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

(6)	Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, including severance, accelerated depreciation, asset write-offs and facility repairs resulting from power outages, and the recognition of cumulative foreign currency translation adjustments upon the substantial liquidation of a foreign entity, which are not related to ongoing operations.
(7)	Pension mark-to-market adjustment: Amount primarily reflects defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(8)	Loss (gain) on investments: Amount reflects the loss or gain recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(9)	Loss (gain) on sale of assets: Amount represents the loss or gain recognized for the sale of assets.
(10)	Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.

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

The following table presents balance sheet and working capital measures (in millions):

	September 30,	December 31,
	2024	2023
Working capital	$3,039	$2,893
Current ratio	1.7:1	1.7:1
Trade accounts receivable, net of doubtful accounts	$1,986	$1,572
Days sales outstanding	53	47
Inventories	$2,793	$2,666
Inventory turns	3.2	3.2
Days payable outstanding (1)	59	52
Long-term debt	$7,073	$7,206
Total debt	$7,408	$7,526
Total debt to total capital	39%	39%

(1)	Includes trade payables only.

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

We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we have accelerated the collection of $380 million, $389 million and $267 million of accounts receivable during the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively. We believe these accounts receivable would have been collected during the normal course of business in the following quarter.

Cash Flows

The following table presents a summary of cash flow data (in millions):

	Nine months ended
	September 30,
	2024	2023
Net cash provided by operating activities	$1,316	$1,292
Net cash used in investing activities	$(537)	$(770)
Net cash used in financing activities	$(944)	$(520)

Net cash provided by operating activities for the nine months ended September 30, 2024 slightly improved by $24 million when compared to the same period in the prior year.

Net cash used in investing activities for the nine months ended September 30, 2024 improved by $233 million when compared to the same period last year, primarily driven by lower capital expenditures of $400 million, partially offset by $67 million in proceeds from the sale of equipment in the prior period and $31 million less realized gains on our translated earnings contracts.

Net cash used in financing activities for the nine months ended September 30, 2024 increased by $424 million when compared to the same period last year, primarily driven by the $918 million in proceeds from the issuance of euro-denominated notes in 2023, partially offset by $507 million in payments for the redemption of preferred stock in 2023 and $135 million in purchases of common stock in 2024 compared to no repurchases in 2023.

Sources of Liquidity

As of September 30, 2024, our cash and cash equivalents and available credit capacity included (in millions):

September 30,
2024
Cash and cash equivalents	$1,613

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Chinese yuan facilities	$33

Cash and Cash Equivalents

As of September 30, 2024, we had $1.6 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of September 30, 2024, approximately 51% of the consolidated cash and cash equivalents were held outside the U.S.

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

Debt Facilities and Other Sources of Liquidity

We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of September 30, 2024, we did not have outstanding commercial paper.

Our $1.5 billion Revolving Credit Agreement is available to support obligations under the commercial paper program and for general corporate purposes, if needed. As of September 30, 2024, there were no amounts outstanding under this facility.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of September 30, 2024, our leverage using this measure was approximately 39%. As of September 30, 2024, we were in compliance.

Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of September 30, 2024, we were in compliance with all such provisions.

We have access to certain Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of September 30, 2024, borrowings totaled $340 million and these facilities had variable interest rates ranging from 2.8% to 3.9% and maturities ranging from 2025 to 2032. As of September 30, 2024, Corning had 229 million Chinese yuan of unused capacity, equivalent to approximately $33 million.

As a well-known seasoned issuer, we filed an automatic shelf registration with the SEC on December 1, 2023. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred stock, depositary shares and warrants.

On May 15, 2023, the Company issued €300 million 3.875% Notes due 2026 (“2026 Notes”) and €550 million 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance. The net proceeds received were approximately $918 million and will be used for general corporate purposes. As of September 30, 2024, the U.S. dollar equivalent carrying value of the euro-denominated long-term debt was $943 million.

Uses of Cash

Share Repurchase Agreement

Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million of the common shares SDC holds can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning will be required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of September 30, 2024 and December 31, 2023, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.

Refer to Note 14 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2023 Form 10-K for additional information.

Share Repurchases

In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”). As of September 30, 2024, approximately $3.2 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

During the three and nine months ended September 30, 2024, the Company repurchased 0.8 million shares and 3.8 million shares, respectively, for approximately $30 million and $135.4 million, respectively. No shares were repurchased under our 2019 Authorization during the three and nine months ended September 30, 2023.

Common Stock Dividends

On October 2, 2024, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on December 13, 2024. The Board’s decision to declare and pay future dividends will depend on our income and liquidity position, among other factors. We expect to declare quarterly dividends and fund payments with cash from operations.

Capital Expenditures

Capital expenditures were $0.7 billion for the nine months ended September 30, 2024. We expect our 2024 full year capital expenditures to be lower than 2023.

Current Maturities of Short and Long-Term Debt

As of September 30, 2024, we had $335 million of long-term debt that is due in less than one year.

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

The Facility Lease will commence upon completion of construction of the Facility, which is expected to be in the later part of 2025, and has a lease term of five years with options to renew the lease or purchase the facility. The Facility Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.1 billion, of which $24 million, $92 million, $88 million and $85 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $767 million is to be paid thereafter.

In conjunction with the Facility Lease, Corning entered into an equipment lease (“Equipment Lease”) on June 17, 2024, with an estimated purchase and installation cost of $365 million, for the equipment to be installed and operated within the Facility. The Company is the procurement and installation agent on behalf of the lessor.

The Equipment Lease will commence upon completion of the equipment installation, which is expected to be in the later part of 2025, and has a lease term of five years with obligations to purchase the equipment at lease maturity. The Equipment Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments are approximately $434 million, of which $24 million, $95 million, $90 million and $85 million is to be paid in 2025, 2026, 2027 and 2028, respectively, and $140 million is to be paid thereafter.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2024, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings

Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 11 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations, is remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information about purchases of common stock during the third quarter of 2024:

Issuer Purchases of Equity Securities

				Approximate
			Number of	dollar value of
			shares	shares that may
			purchased	be purchased
			as part of	under the
	Total number	Average	publicly	publicly
	of shares	price paid	announced	announced
Period	purchased (1)	per share (2)	programs	programs
July 1-31, 2024	697,427	$40.04	627,164
August 1-31, 2024	490,032	38.73	128,747
September 1-30, 2024	9,654	43.15
Total	1,197,113	$39.53	755,911	$3,165,661,179

(1)	This column reflects: (i) 388,906 shares of common stock related to the vesting of employee restricted stock units; (iii) 45,702 shares of common stock related to the vesting of employee restricted stock; (ii) 6,387 shares of common stock related to the vesting of employee performance stock units; (iv) 207 shares of common stock related to the exercise of employee stock options and payment of the exercise price; and (v) the purchase of 755,911 shares of common stock under the 2019 Repurchase Program.
(2)	Represents the stock price at the time of surrender.

Item 5. Other Information

During the three months ended September 30, 2024, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Corning Incorporated
(Registrant)

November 1, 2024	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President and Corporate Controller