Form 10-K
period 2024-12-31
CORNING INC /NY
filed 2025-02-13
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes   ☐                             No   ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $33 billion based on the New York Stock Exchange closing price on such date.
There were 856,564,001 shares of common stock outstanding as of January 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive Proxy Statement for its May 1, 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Our capabilities are versatile and synergistic, allowing Corning to evolve to meet changing market needs, while also helping customers capture new opportunities in dynamic industries. Today, Corning’s markets include optical communications, mobile consumer electronics, display, automotive, solar, semiconductor and life sciences. Corning’s industry-leading products include damage-resistant cover materials for mobile devices; precision glass for advanced displays; optical fiber, cable and connectivity solutions for advanced communications networks, such as fiber to the home and data centers, enabling artificial intelligence and connections around the world; trusted products to accelerate drug discovery and delivery; and clean-air technologies and technical glass for cars and trucks.
Corning manufactures products at 124 plants in 15 countries and operates in five reportable segments: Optical Communications, Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences.
Optical Communications Segment
We invented the world’s first low-loss optical fiber in 1970. Since that milestone, we have continued to pioneer optical fiber, cable and connectivity solutions. As global demand driven by video usage grows exponentially, telecommunications networks continue to migrate from copper to optical-based systems that can deliver the required cost-effective capacity. Additionally, the rapid acceleration of artificial intelligence (“AI”) is driving strong demand for fiber and connectivity products inside and between data centers. Our experience puts us in a unique position to design and deliver optical solutions that reach every edge of the communications network.
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
We invented new fibers, cables and connectors to capture the generative AI enterprise demand. These components are being adopted by hyperscale data centers and others focusing on key technology vectors such as density, latency and sustainability.
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
The Optical Communications segment represented 32% of Corning’s total segment net sales in 2024.
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
We are recognized as a world leader in precision glass innovations that enable our customers to produce larger, thinner, more flexible and higher-resolution displays. Some of the product innovations we have launched over the past ten years utilizing our world-class processes and capabilities include the following:
•Corning® EAGLE XG® Slim Glass, Corning’s flagship display glass product enabling thinner televisions and monitors with larger-sized screens; it is trusted by the world’s leading panel makers for LCD displays with more than 30 billion square feet sold;
•Corning® Astra® Glass, an innovative glass solution designed to meet the emerging needs for high-resolution displays. This glass has been optimized for oxide thin-film transistor (“TFT”) backplanes, but enables a range of high-resolution applications from the top end of amorphous silicon (“s-Si”) TFT backplanes through low temperature poly-silicon (“LTPS”) backplanes, as well as other applications requiring precision glass;
•Corning® Lotus™ NXT Glass, a high-performance display glass designed to withstand the harshest panel manufacturing process enabling highest-resolution displays in smaller and flexible devices; and
•The world’s first Gen 10 and Gen 10.5 glass substrate sizes in support of improved efficiency in manufacturing large-sized displays.

We have display glass manufacturing operations in China, South Korea and Taiwan, and service our glass customers in all regions, utilizing our manufacturing facilities throughout Asia.
Patent protection and proprietary trade secrets are important to the Display Technologies segment’s operations. Refer to the material under the heading “Patents and Trademarks” for more information.
The Display Technologies segment represented 27% of Corning’s total segment net sales in 2024.
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
Our semiconductor optics include high-performance optical materials including Corning® HPFS® Fused Silica and Corning® ULE® Ultra-Low Expansion Glass, optical-based metrology instruments and custom optical assemblies for applications in the global semiconductor industry. Additionally, in 2024, we introduced Corning® EXTREME ULE® Glass, a next-generation material that will support chip manufacturers in meeting the rapidly growing demand for advanced and intelligent technologies. Our semiconductor optics products are manufactured in New York.
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
The Specialty Materials segment represented 14% of Corning’s total segment net sales in 2024.
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
The Environmental Technologies segment represented 12% of Corning’s total segment net sales in 2024.
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
The Life Sciences segment represented 7% of Corning’s total segment net sales in 2024.
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
Hemlock and Emerging Growth Businesses represented 8% of Corning’s total segment net sales in 2024.
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

Patents and Trademarks
Inventions by members of our research and engineering staff continue to be important to our growth. Patents have been granted on many of these inventions in the U.S. and other countries. Some of these patents have been licensed to other manufacturers. Many of our earlier patents have now expired, but we continue to seek and obtain patents protecting our innovations. In 2024, we were granted about 490 patents in the U.S. and over 1,240 patents in countries outside the U.S.
Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting our innovations. We have historically enforced, and will continue to enforce, our intellectual property rights. At the end of 2024, we owned about 12,000 unexpired patents in various countries, of which about 4,510 were U.S. patents. Between 2025 and 2027, approximately 730, or 6%, of these worldwide patents will expire, while at the same time we intend to seek patents protecting our newer innovations. Worldwide, we have about 5,880 patent applications in process, with about 1,780 in process in the U.S. Our patent portfolio will continue to provide a competitive advantage in protecting our innovation, although our competitors in each of our businesses are actively seeking patent protection as well.
While each of our reportable segments has numerous patents in various countries, no one patent is considered material to any segment. Important U.S. issued patents in our reportable segments include the following:
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
The following table presents the approximate number of patents granted to our reportable segments:

	Number of patents worldwide	U.S. patents	Important U.S. patents expiring between 2025 and 2027
Optical Communications	4,652	2,089	25
Display Technologies	1,320	173	12
Specialty Materials	2,426	883	13
Environmental Technologies	847	360	12
Life Sciences	547	161	6
Many of our patents are used in operations or are licensed for use by others, and we are licensed to use patents owned by others. We have entered into cross-licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.
Our principal trademarks include the following: Axygen, Celcor, ClearCurve, Contour, Corning, DuraTrap, Eagle XG, Edge8, Everon, Evolv, Falcon, Gorilla, HPFS, Leaf, PYREX, RocketRibbon, SMF-28e, Steuben, UniCam, Valor, Velocity, Victus and Viridian.

Protection of the Environment
We have an extensive program to ensure that our facilities comply with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures each year. To maintain compliance with such regulations, capital expenditures for pollution control in operations were approximately $10.4 million in 2024 and are estimated to be $14.2 million in 2025.
Our 2024 consolidated operating results reflect approximately $64.0 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control.
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
Each of our 56,300 full- and part-time employees in 44 countries make an important contribution, whether in one of our manufacturing or processing facilities, research labs, sales offices or other facilities. Approximately 59% of all employees are in production and maintenance roles and more than 60% of all employees are represented by a union, works council or other representative group.
Values
Corning is guided by an enduring set of Values that defines our relationship with employees, customers and our communities: Quality, Integrity, Performance, Leadership, Innovation, Independence and the Individual. Our Values are the key to our business success, a source of pride and excitement for our employees and the factor that ultimately sets us apart from our competitors. In short, we believe that how we do things is as important as what we do. We measure how we live our Values through our annual “Voice to Action” Workplace Culture Survey. In 2024, we had an 85% response rate with survey participation worldwide. We use the results to pinpoint recurring global themes and develop plans to drive action based on employee feedback. Corning employees all contribute to the success of the Company by Living our Values—all seven, all the time, all around the world.
Corning operates around the globe and builds strong, multifaceted teams in which all employees feel included at work. Our efforts are rooted in our Value of the Individual, by which we acknowledge the belief that the commitment and contributions of all of our employees determines our success. The rich diversity of our experiences, thoughts, and who we are as individuals strengthens the impact of our collective achievements. We value the unique ability of each individual to contribute, and we intend that all employees shall have the opportunity to participate fully, to grow professionally, and to develop to their highest potential.
Our global workforce is comprised of 60.5% men and 39.5% women. In all regions of the world, we maintain a talent pipeline that includes people of all backgrounds through our effective recruitment process, mentoring and coaching programs, networking opportunities, and proactive career discussions. As a result of these efforts, we have expanded the quality and depth of experience within our leadership teams.
Talent Management
Each year we formally evaluate the talent implications of our strategic business plans and align our actions and objectives accordingly. As business needs change, we create human capital objectives to ensure we have the right people with the right skills in place to deliver that growth.
Corning is committed to attracting and recruiting highly qualified candidates of all backgrounds to sustain our culture of innovation and to stimulate creativity. We have established a strategic talent pipeline by partnering with schools around the world with exceptional strength in the material sciences and other fields relevant to our Company's business, including renowned MBA schools and top engineering and scientific schools. We engage with professional organizations, engineering societies and other industry organizations to connect us with talented candidates from a multitude of backgrounds and disciplines. We offer internships, co-ops, rotational leadership programs and other developmental opportunities to talented candidates. Our recruitment strategy is centered on the belief that when a workforce fosters rich and varied ideas, the overall quality of our solutions is enhanced.

It is important to Corning that employees continue to grow and develop. We offer a variety of enterprise and on-demand developmental programs and experiences, targeted to all levels in the organization. We provide on-the-job learning experience, mentoring and career planning to ensure immediate application and lasting impact. Talent retention is an ongoing focus area which aligns with our strategy of encouraging and supporting longer-term careers with Corning. Historically, our salaried voluntary turnover has been consistently lower than the markets in which we compete for talent. Salaried talent retention in 2024 remained strong at 95.7%.
At Corning, the health and safety of our workforce is always of paramount consideration. Our safety standards meet, and often exceed, local regulatory standards. Corning continued managing Total Recordable Incident Rate (“TRIR”) performance to world class levels with an annual TRIR of just 0.29 in 2024. Globally, we promote employee health and wellbeing through wellness programs which vary by region such as nutrition and fitness-related offerings, smoking cessation programs and smoke free campuses. Corning also promotes healthy behaviors with its employees and has introduced global programs emphasizing mental health and wellness programs.

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
Stefan Becker Senior Vice President, Finance and Corporate Controller
Mr. Becker joined Corning in 2000 through Corning’s acquisition of Siemens Communication Cable Division. From 2001 to 2005, he held positions as manager, Planning and Analysis and later director of Finance, Corning Cable Systems. He joined the Display Technologies division in 2005 as U.S. Controller. In 2007 he was appointed CFO, Corning Display Technologies Taiwan. In 2009 he was named director of Finance, Corning Display Technologies (“CDT”) and in 2010 was appointed division controller, CDT. Between 2012 and 2015, he served as international division vice president, Finance, Corning Glass Technologies. Mr. Becker was appointed Corning’s operations controller in 2015 and senior vice president in 2019. In 2021 he was appointed senior vice president, Finance, and corporate controller and in February 2022 he was named principal accounting officer. Age 53.
Li Fang Senior Vice President, Corning International and New Business Development, Solar
Mr. Fang joined Corning International in 1997 as business development manager, China. In 1999 he transferred to the Environmental Products Division and became production manager of Corning Environmental Technologies’ (“CET”) China Plant - Corning (Shanghai) Company Ltd. In July 2004, he was appointed operations manager and in October 2004 he was appointed director of operations and plant manager of Corning (Shanghai) Company Ltd. In 2007, Mr. Fang was appointed vice president, Corning Display Technologies China, and director of commercial operations, government affairs and supply chain. In 2009 he was named president, Corning Display Technologies China. From 2012-2021 Mr. Fang served as president and general manager of Corning Greater China. In 2021 he was appointed as president and general manager, International, Corning Incorporated and in 2023 he was appointed senior vice president, Corning International and new business development, Solar. Age 62.
Jordana D. Kammerud Senior Vice President and Chief Human Resources Officer
Ms. Kammerud joined Corning in 2023 with more than 20 years of experience leading progressive HR functions and has deep expertise in people, technology, and change on a global scale and across multiple industries. Prior to joining Corning, she served as executive vice president and chief human resources officer at Claire’s, where she was responsible for global human resources, as well as corporate strategy, and enterprise transformation management. Additionally, she led numerous technology, capability, and culture investments. Prior to that role, Ms. Kammerud served as senior vice president, chief human resources officer, at Core-Mark. She has also held human resources leadership positions with SC Johnson, American Express, and DaimlerChrysler. Age 48.
Eric S. Musser President and Chief Operating Officer
Mr. Musser joined Corning in 1986 and served in a variety of manufacturing and general management roles in Corning’s Optical Communications businesses. In 2005, he was named vice president and general manager of Optical Fiber. Mr. Musser served as general manager, Corning Greater China from 2007 to 2012 and president of Corning International from 2012 to 2014. In 2014, he was appointed executive vice president, Corning Technologies and International. In 2020, he was appointed president & chief operating officer. Age 65.
Avery H. Nelson III Senior Vice President and General Manager, Automotive, Life Sciences & Solar
Mr. Nelson joined Corning in 1991 as shift supervisor at the Harrodsburg, Kentucky plant and subsequently served in progressive roles in Corning Display Technologies. In 2007, he joined CET as general manager, Corning (Shanghai) Company Limited. In 2009, he became general manager and regional director of China and India, CET. In 2010 he returned to the U.S. as program director, CET. In 2011, he assumed the role of business director, AAA Corning® Gorilla® Glass, New Business Development. Later that year, he was appointed division vice president, Heavy Duty Diesel. In 2014, Mr. Nelson was appointed vice president and general manager for CET and was named senior vice president and general manager, CET, in 2018. In 2020 he was appointed senior vice president and general manager, Automotive. His role was expanded in 2023 to include development of new business opportunities in solar markets. He was appointed senior vice president and general manager, Automotive, Life Sciences & Solar in 2024. Age 56.

Michael P. O’Day Senior Vice President & General Manager Optical Communications
Mr. O’Day joined Corning in 1998 with Siecor, which later became Corning Cable Systems (“CCS”). He worked in both the Strategy and Marketing organizations for CCS through 2003. From 2004 to 2010 he served in CCS’s Optical Connectivity Product Line Management organization. In 2010 Mr. O’Day was appointed program manager for Corning’s IDAS Wireless Program. In 2017 he became the head of Product Line Management for Optical Connectivity Solutions. Prior to his current role, Mr. O’Day served as vice president of Corning Optical Communications (“COC”) Technology and Program Management Office. He was appointed senior vice president & general manager, Optical Communications in 2024. Age 55.

Edward A. Schlesinger Executive Vice President and Chief Financial Officer
Mr. Schlesinger joined Corning in 2013 as senior vice president and chief financial officer of Corning Optical Communications. He was appointed vice president and corporate controller in September 2015 and principal accounting officer in December 2015. He was named senior vice president in 2019. In 2022, he was appointed executive vice president and chief financial officer. Prior to joining Corning, Mr. Schlesinger served in various finance leadership roles with American Standard and Ingersoll Rand. Age 57.

Soumya Seetharam Senior Vice President and Chief Digital & Information Officer
Ms. Seetharam joined Corning in November 2022 as senior vice president and chief digital & information officer. Prior to joining Corning, she was vice president and general manager of Information Technology at Intel Corporation driving information technology (“IT”) vision and strategy for Corporate Functions. She also served as chief systems officer at Anadarko Petroleum Corporation. Ms. Seetharam brings deep experience in information technology, digital and systems transformation and risk governance to Corning. Age 49.

Lewis A. Steverson Executive Vice President and Chief Legal & Administrative Officer
Mr. Steverson joined Corning in 2013 as senior vice president and general counsel. In 2018 he was named executive vice president and general counsel. He was appointed chief legal & administrative officer in 2020. Prior to joining Corning, Mr. Steverson served as senior vice president, general counsel, and corporate secretary of Motorola Solutions, Inc. During his 18 years with Motorola, he held a variety of law leadership roles across the company’s numerous business units. Prior to Motorola, Mr. Steverson was in private practice at the law firm of Arnold & Porter. Age 61.
Michaune D. Tillman Senior Vice President and General Counsel
Ms. Tillman joined Corning in 2024 with more than 25 years of domestic and international experience as an attorney and trusted advisor. Prior to joining Corning, she served as General Counsel and Corporate Secretary of Worthington Steel, Inc. She also previously served as General Counsel at Worthington Steel Processing and Worthington Armstrong Venture (“WAVE”). Across these roles, Ms. Tillman led corporate governance matters, litigation, commercial transactions, regulatory, antitrust, environmental health and safety, cyber security, data privacy, import/export, labor and employment, intellectual property and compliance. Prior to WAVE, she served in executive leadership roles at Ricoh Americas Corporation including deputy general counsel and as employment and commercial litigation counsel at IKON Office Solutions. Age 53.

Ronald L. Verkleeren Senior Vice President, Emerging Innovations Group
Mr. Verkleeren joined Corning in 2001 in the Optical Communications segment. He joined the Life Sciences segment in 2004 and has held a variety of progressive roles in that segment. In 2010, he was named division vice president and director of Advanced Life Sciences. In 2012 he was named division vice president and program director for Corning Pharmaceutical Technologies. In 2015, Mr. Verkleeren became vice president and general manager of the Pharmaceutical Technologies division. In 2020 he was appointed senior vice president & general manager, Life Sciences Technologies. He was appointed senior vice president, Emerging Innovations Group in 2024. Age 54.

Wendell P. Weeks Chairman and Chief Executive Officer
Mr. Weeks joined Corning in 1983 in the finance group. He has held a variety of financial, business development, commercial and general management roles. He was named vice president and general manager of the Optical Fiber business in 1996 and president of Corning’s Optical Communications division in 2001. He became Corning’s president and chief operating officer in 2002. Mr. Weeks has been a member of Corning’s Board of Directors since December 2000. He was named chief executive officer in 2005 and chairman of the board in 2007. Mr. Weeks is a director of Amazon.com, Inc. Age 65.

John Z. Zhang Senior Vice President and General Manager, Corning Glass Innovations & Corning Asia
Mr. Zhang joined Corning in 2008 and has held a variety of progressive roles in Strategy, Mergers & Acquisitions, and Business Development. In 2010, he further expanded his role, leading the Strategy & Corporate Development organization of Corning International. In 2014, he was named deputy general manager, Corning Display Technologies. In 2020, Mr. Zhang was appointed senior vice president and general manager, Corning Display and was appointed as senior vice president and general manager, Display & Corning Asia in 2023. He was appointed senior vice president and general manager, Corning Glass Innovations & Corning Asia in 2024. Age 52.

Document Availability
A copy of Corning’s 2024 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) is available upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge at www.SEC.gov, or through the Investor Relations page on Corning’s website at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
Other
Additional information in response to Item 1 is found in Note 17 (Reportable Segments) in the accompanying notes to the consolidated financial statements.

Item 1A. Risk Factors
We operate globally in a rapidly changing economic, political and technological environment that presents numerous risks. Our operations and financial results are subject to risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, our ability to successfully execute our strategy and the trading price of our common stock or debt. The following discussion identifies the most significant factors that may adversely affect the Company. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) and the consolidated financial statements and related notes incorporated by reference into this report. The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider, as these factors could cause our future results to differ from those in our forward-looking statements and from historical trends.
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
Corning may also experience significant interruptions of its manufacturing operations, delays in its ability to deliver products or services, increased costs or customer order cancellations as a result of:
•The failure or inability to accurately forecast demand and obtain sufficient quantities of materials, equipment and services on a cost-effective basis;
•Volatility in the availability and cost of materials, equipment and services, including rising prices due to inflation or scarcity of availability;
•Difficulties or delays in obtaining required import or export approvals;
•Shipment delays due to transportation interruptions, labor strife or capacity constraints;
•A worldwide shortage of semiconductor components or other issues;
•Information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•Natural disasters, the impacts of climate change, or other events beyond Corning’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health crisis events, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.

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
Corning’s Display Technologies segment generates a significant amount of the Company’s profits and cash flow; any significant decrease in display glass pricing, volume or market share could have a material and negative impact on our financial results
Corning’s ability to generate profits and operating cash flow could be significantly impacted by the profitability of our display glass business, which is subject to pricing pressure, exchange rate movements, industry competition, potential over-capacity, development of new technologies and operational and regulatory risks. If we are not able to achieve proportionate reductions in costs and/or increases in volume or price to offset the aforementioned factors, it could have a material adverse impact on our financial results.
Because we have a concentrated customer base, future sales and cash flows could be negatively impacted by the actions or loss of one or more key customers
A relatively small number of end customers account for a high percentage of our net sales in each of our business segments. This concentration subjects us to a variety of risks including:
•The loss or insolvency of one or more of our key customers, could result in a substantial loss of sales and reduction in anticipated cash flows;
•Customers may possess substantial leverage in negotiating contractual obligations, including liability provisions; and
•Mergers and consolidations between customers could result in further concentration of the customer base.
The following table details the number of combined customers of our reportable segments that accounted for a large percentage of segment net sales, not adjusted for constant currency:

	Number of combined end customers	% of total segment net sales in 2024
Optical Communications	2	27%
Display Technologies	4	67%
Specialty Materials	2	43%
Environmental Technologies	3	71%
Life Sciences	2	42%
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
Our IT systems, and those of our providers, may be vulnerable to compromise or disruption due to human error or malfeasance, outdated applications, computer viruses or malware (e.g., ransomware), natural disasters, unauthorized access, cyber-attacks and other similar incidents and disruptions. Inadequate account security or organizational security practices may also result in unauthorized access. Increased work-from-home, at both the Company and our providers, presents additional operational risk. Companies that provide utilities, water, transportation, natural gas and other resources and services across our supply chain, are critical to our manufacturing operations and are vulnerable to cyber-attacks. From time to time, both we and certain of our providers, have been subject to cyberattacks and security incidents. Our security processes and initiatives may not be capable of anticipating, detecting, preventing or remediating all attacks, particularly as attackers are becoming more sophisticated in their ability to circumvent controls and remove forensic evidence. The rapid development and increasing adoption of emerging technologies, such as artificial intelligence and machine learning, may further complicate our ability to anticipate and implement effective protective measures against cyber events.

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

Corning is exposed to risks associated with a global economy, including government fiscal and monetary policies
Uncertain or adverse economic and business conditions, including uncertainties and volatility in the financial markets, national debt, fiscal or monetary concerns, availability of government incentives, inflation and rising interest rates in various regions, could materially adversely impact Corning’s operating results. Markets for our products depend largely on business and consumer spending and demand for network capacity, electronics and automotive products. Uncertain or adverse economic and recessionary business conditions, among other factors, that could result in decreases in consumer spending and demand, or cause us to pass on increased costs to our customers, may cause certain of our customers to push out, cancel or refrain from purchasing our products, which could materially adversely impact demand for our products and our operating results.
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
We are also subject to a variety of other risks in managing a global organization, including those related to:
•The economic and political conditions in each country or region and relationships among countries;
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
•Adverse changes relating to government grants, tax credits or other government incentives;
•Tariffs, trade duties and other trade barriers including anti-dumping and countervailing duties;
•Geographical concentration of our factories and operations, and regional shifts in our customer base;
•Health crisis events, including epidemic or pandemic concerns;
•Political unrest, geopolitical tensions, confiscation or expropriation of assets by foreign governments, terrorism and the potential for other hostilities;
•Difficulty in protecting intellectual property, sensitive commercial and operations data and information technology systems;
•Differing legal systems, including protection and treatment of intellectual property and patents;
•Complex, changing or competing tax regimes;
•Difficulty in collecting obligations owed to us;
•Natural disasters such as floods, earthquakes, tsunamis and windstorms; and
•Potential loss of utilities or other disruptions affecting manufacturing.
We have significant exposure to foreign currency movements
A large portion of our sales, profit and cash flows are transacted in non-U.S. dollar currencies, primarily the Japanese yen, South Korean won, New Taiwan dollar, Mexican peso, Chinese yuan and euro. The Company expects to continue to experience fluctuations in the U.S. dollar value of these activities if it is not possible, cost-effective or should we not elect to hedge certain currency exposure. Additionally, gains or losses may be experienced if the underlying exposure which has been hedged increases or decreases significantly.
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
Our cybersecurity risk management program also includes:
•a continuous vulnerability management process to monitor and identify threats in our environment, including our IT networks and legacy systems, that could potentially have a materially adverse impact on our critical systems, information and broader enterprise IT environment;
•the use of reputable cybersecurity consultants and other third-party experts to enhance our cybersecurity posture, assist us in evaluating risks, conduct security assessments and provide guidance so the Company can maintain a posture of continual enhancement of our cybersecurity management and strategy;
•cybersecurity awareness training for our employees, incident response personnel and senior management; and
•a risk management process for critical third-party service providers, suppliers and vendors that includes due diligence in selection and periodic monitoring to ensure that they adhere to applicable cybersecurity standards.
Cybersecurity Governance
Corning’s Board of Directors (“Board”) plays a role in overseeing risks associated with cybersecurity threats. In particular, the IT Committee of the Board is responsible for cybersecurity governance and has information security oversight as a key component of its charter. In all meetings, the IT Committee reviews the Company’s cybersecurity posture as well as significant cybersecurity events. Corning’s Chief Digital and Information Officer (“CDIO”), in combination with Corning’s CISO, briefs the IT Committee on cybersecurity activities and long-term cybersecurity strategies, as well as general cybersecurity trends that could have a material impact on the Company. On an annual basis, the CISO provides a cybersecurity update to the Board to review significant cybersecurity risks and their impact, if any, on internal controls. At any time, Board members may raise concerns regarding the Company’s cybersecurity posture and recommend future changes to controls or procedures. Should a cybersecurity incident rise to the level of a corporate crisis, consistent with the Company’s CCRT escalation protocols, the Board would be engaged.
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

Item 2. Properties
We operate 124 manufacturing plants and processing facilities in 15 countries, of which approximately 32% are in the U.S. We own approximately 55% of our executive and corporate buildings, with 93% located in and around Corning, New York. We also own approximately 61% of our sales and administrative office square footage, 80% of our research and development square footage, 58% of our manufacturing square footage and 8% of our warehousing square footage.
Manufacturing, sales and administrative, research and development facilities and warehouse facilities have an aggregate floor space of approximately 54.2 million square feet. The following table presents the distribution of this total area:

(million square feet)	Total	Domestic	Foreign
Manufacturing	46.4	12.2	34.2
Sales and administrative	2.5	1.9	0.6
Research and development	2.1	1.9	0.2
Warehouse	3.2	2.5	0.7
Total	54.2	18.5	35.7
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
Environmental Litigation
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of December 31, 2024 and 2023, Corning had accrued approximately $78 million and $88 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.
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
As of December 31, 2024, there were approximately 10,500 registered holders of common stock and approximately 861,000 beneficial shareholders.
Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.
Performance Graph
The following graph illustrates the cumulative total shareholder return over the last five years of Corning’s common stock compared with the cumulative total return of companies on the Standard & Poor's (“S&P’s”) 500 Stock Index and the S&P Communications Equipment companies. This graph assumes the investment of $100 on December 31, 2019 and the reinvestment of all dividends since that date.

Comparison of Five-Year Cumulative Total Return Among
Corning Incorporated, S&P 500 and S&P Communications Equipment
(Fiscal Years Ended December 31)
Indexed to 100
Corning Incorporated
S&P 500
S&P Communication Equipment
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024

(b)Not applicable.
(c)The following table provides information about purchases of common stock during the fourth quarter of 2024:
Issuer Purchases of Equity Securities

Execution date	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
October 1-31, 2024	89,530	$44.70
November 1-30, 2024	4,670	$48.33
December 1-31, 2024	675,228	$48.39	619,867
Total	769,428	$47.96	619,867	$3,135,661,048
(1)This column reflects: (iii) 105,281 shares of common stock related to the vesting of employee restricted stock; (i) 43,982 shares of common stock related to the vesting of employee restricted stock units; (ii) 298 shares of common stock related to the vesting of employee performance stock units; and (v) the purchase of 619,867 shares of common stock under the 2019 Repurchase Program.
(2)Represents the stock price at the time of surrender and includes costs associated with the repurchase.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide a historical and prospective narrative on our financial condition and results of operations through the eyes of management and should be read in conjunction with our consolidated financial statements and the accompanying notes to those financial statements. The discussion and analysis of the 2023 to 2022 year-over-year changes are not included herein and can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our MD&A is organized as follows:
•Overview
•Results of Operations
•Segment Analysis
•Core Performance Measures
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

Going into 2024, we introduced our three-year Springboard plan to add more than $3 billion in annualized sales by the end of 2026. As we capture this growth, we expect to deliver powerful incrementals because we already have the required production capacity and technical capabilities in place, and the cost and capital are already reflected in our financials. Additionally, we expect to achieve an operating margin target of 20% by the end of 2026.

In 2024, we began marking important milestones toward our Springboard plan – including the implementation of price increases in Display Technologies and growth in Optical Communications driven by increased demand for our new Generative AI products. And in the fourth quarter of 2024 compared to 2023 we grew quarterly sales while growing profit significantly faster, resulting in a strong close to the first year of Springboard.

Overall, we expect our businesses to benefit from a convergence of cyclical and secular trends, driving sales and profit growth across the company through 2026, and we are energized about the tremendous value Springboard creates for shareholders.

2025 Corporate Outlook

We expect core net sales of approximately $3.6 billion for the first quarter of 2025.

RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Year ended December 31,		% change
	2024	2023	24 vs. 23

Net sales	$13,118	$12,588	4%

Cost of sales	$8,842	$8,657	2%

Gross margin	$4,276	$3,931	9%
Gross margin %	33%	31%

Selling, general and administrative expenses	$1,931	$1,843	5%
as a % of net sales	15%	15%

Research, development and engineering expenses	$1,089	$1,076	1%
as a % of net sales	8%	9%

Translated earnings contract gain, net	$83	$161	(48%)

Income before income taxes	$813	$816	0%

Provision for income taxes	$221	$168	32%
Effective tax rate	27.2%	20.6%
Net Sales
Net sales for the year ended December 31, 2024 increased by $530 million, or 4%, when compared to the same period in 2023. The increase was primarily driven by an increase in sales for telecommunication products of $645 million and specialty glass products of $146 million, partially offset by a decrease in sales for polycrystalline silicon products of $149 million and environmental substrate and filter products of $95 million. Refer to the “Segment Analysis” section of our MD&A below for a discussion of net sales by segment.

In 2024 and 2023, sales in international markets accounted for 64% and 67% of total net sales, respectively.
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
Gross margin increased by $345 million, or 9% and gross margin as a percentage of net sales increased by 2 percentage points when compared to 2023. The increase in gross margin is primarily driven by the increase in net sales, as discussed above. Since 2023, actions were taken by management to improve profitability, including raising prices, restoring our productivity levels and normalizing inventory levels, which has resulted in improvements in gross margin as a percentage of net sales.

Selling, General and Administrative Expenses
The types of expenses included in selling, general and administrative expenses are: salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
Selling, general and administrative expenses increased by $88 million, or 5%, when compared to 2023 primarily due to the increase in net sales, as discussed above, and remained consistent as a percentage of net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased by $13 million, or 1%, and decreased as a percentage of net sales by 1 percentage point when compared to 2023.
Translated earnings contract gain, net
Included in translated earnings contract gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, New Taiwan dollar, euro, Chinese yuan, Mexican peso and British pound and its impact on net income.
The following table provides detailed information on the impact of translated earnings contract gain, net (in millions):

	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
	2024		2023		2024 vs. 2023
Hedges related to translated earnings:
Realized gain, net (1) (2)	$194	$149	$247	$198	$(53)	$(49)
Unrealized loss, net	(111)	(85)	(86)	(68)	(25)	(17)
Total translated earnings contract gain, net	$83	$64	$161	$130	$(78)	$(66)
(1)For the years ended December 31, 2024 and 2023, amount includes non-cash pre-tax realized losses of $85 million and $68 million, respectively, related to the premiums of expired option contracts.
(2)For the year ended December 31, 2023, amount excludes an $11 million gain related to a forward contract designated as a net investment hedge, which was reflected within investing activities in the consolidated statements of cash flows.

The impact to income from realized activity for the year ended December 31, 2024 was primarily driven by realized gains from our Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won, Chinese yuan, new Taiwan dollar and Mexican peso-denominated hedges. The impact to income for the year ended December 31, 2023 was primarily driven by realized gains from our Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won and Chinese yuan-denominated hedges.
The impact to income from unrealized activity for the year ended December 31, 2024 was primarily driven by unrealized losses from our South Korean won, Japanese yen, new Taiwan dollar and Chinese yuan-denominated hedges, partially offset by unrealized gains from our euro-denominated hedges. The impact to income for the year ended December 31, 2023 was primarily driven by unrealized losses from our Japanese Yen, South Korean won and euro-denominated hedges.

Income before income taxes
Income before income taxes remained flat for the year ended December 31, 2024 as compared to 2023, driven by an increase in operating income of $245 million as a result of the increase in net sales and cost of sales, as discussed above, partially offset by the increase in selling, general and administrative expenses, as discussed above. The improved operating income for the year ended December 31, 2024 as compared to 2023 is offset by increases of non-operating expenses of $248 million, primarily due to the recognition of $145 million of non-cash cumulative foreign currency translation losses in 2024 related to the substantial liquidation and disposition of foreign entities, which was recorded in other (expense) income, net in the consolidated statements of income, and $49 million of non-cash charges recognized in 2024 in one of our Emerging Growth Businesses relating to a customer that recently entered into a multi-jurisdictional restructuring effort including insolvency filings in certain countries. These charges primarily relate to the full write-down of upfront payments made to the customer, which were determined to be nonrecoverable, and recorded as a charge to net sales in the consolidated statements of income.
Provision for Income Taxes
For the year ended December 31, 2024, the effective tax rate differed from the U.S. statutory rate of 21% primarily due to non-deductible items, including the release of cumulative translation losses and changes in tax reserves, partially offset by non-taxable items, tax credits generated, foreign derived intangible income and changes in valuation allowance assessments.

For the year ended December 31, 2023, the effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax credits generated, non-taxable items, foreign derived intangible income and stock compensation windfall deductions, partially offset by changes in valuation allowance assessments, non-deductible items and tax reserves.
The effective tax rate for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 primarily due to the release of cumulative translation losses, non-deductible items and tax credits generated, partially offset by changes in valuation allowance assessments.

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
In December 2022, the European Union (“EU”) Member States formally adopted the EU Pillar Two Framework (“Pillar Two Framework”), which generally provides for a 15% global minimum effective tax rate, based on the Organization for Economic Cooperation and Development guidelines. Certain countries have enacted this tax law change, with an effective date starting January 1, 2024 and January 1, 2025, for certain aspects of the directive. The impact of the Pillar Two Framework is not material to our results of operations, financial position or cash flow as of and for the year ended December 31, 2024.

SEGMENT ANALYSIS
Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions, which is more fully discussed within Note 17 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of our segment information to the corresponding amounts in our consolidated statements of income.
Segment net income may not be consistent with measures used by other companies.
The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Year ended December 31,		$ change	% change
	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$4,657	$4,012	$645	16%
Display Technologies	3,872	3,532	340	10%
Specialty Materials	2,018	1,865	153	8%
Environmental Technologies	1,665	1,766	(101)	(6)%
Life Sciences	979	959	20	2%
Net sales of reportable segments	13,191	12,134	1,057	9%
Hemlock and Emerging Growth Businesses	1,278	1,446	(168)	(12)%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$14,469	$13,580	$889	7%
(1)Refer to Note 17 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.
Optical Communications
The increase in segment net sales was primarily driven by continued strong adoption of AI-related connectivity solutions used in data centers in our Enterprise business.

Display Technologies
The increase in segment net sales was primarily due to higher sales volume, attributable to increased panel maker utilization and growth in the retail and glass market driven by larger average screen size, as well as pricing actions taken in the second half of 2023 and the second half of 2024.

Specialty Materials
The increase in segment net sales was primarily due to continued strong demand for premium glass for mobile devices as well as semiconductor-related products.

Environmental Technologies
The decrease in segment net sales was primarily due to the continued impact of a weaker global heavy-duty diesel market particularly in Europe.

Life Sciences
Segment net sales increased 2% despite the market stabilizing throughout the year.

Hemlock and Emerging Growth Businesses
The decrease was primarily driven by a decrease in our HSG business driven by lower volume and lower pricing for solar-grade polysilicon.

The following table presents segment net income by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Year ended December 31,		$ change	% change
	2024	2023	24 vs. 23	24 vs. 23
Optical Communications	$612	$478	$134	28%
Display Technologies	1,006	842	164	19%
Specialty Materials	260	202	58	29%
Environmental Technologies	358	386	(28)	(7)%
Life Sciences	63	50	13	26%
Net income of reportable segments	2,299	1,958	341	17%
Hemlock and Emerging Growth Businesses	(55)	15	(70)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$2,244	$1,973	$271	14%
*Not meaningful

(1)Refer to Note 17 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income was primarily driven by strong incremental profit on higher sales volume, as outlined above.

Display Technologies
The increase in segment net income was primarily driven by the increase in sales, as outlined above, and improved profitability which includes the impact of price increases.

Specialty Materials
The increase in segment net income was primarily driven by strong incremental profit on higher volumes.

Environmental Technologies
The decrease in segment net income was primarily driven by the decrease in sales, as outlined above.

Life Sciences
The increase in segment net income was primarily driven by profitability improvements from productivity actions taken.

Hemlock and Emerging Growth Businesses
The decrease was primarily driven by our HSG business due to lower sales, as outlined above.

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
In addition, because a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. Therefore, management utilizes constant-currency reporting for the Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments to exclude the impact from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment. In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recast as the impact was not material. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display Technologies segment. The constant-currency rates established for our core performance measures are internally derived long-term management estimates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. For details of the rates used, refer to the footnotes to the “Reconciliation of Non-GAAP Measures” section.
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

Results of Operations – Core Performance Measures
The following table presents selected highlights from our operations, excluding certain items, (in millions, except per share amounts):

	Year ended December 31,		% change
	2024	2023	24 vs. 23
Core net sales	$14,469	$13,580	7%
Core net income	$1,699	$1,463	16%
Core earnings per share	$1.96	$1.70	15%
Core Net Sales
For the year ended December 31, 2024, we generated core net sales of $14.5 billion compared to core net sales for the year ended December 31, 2023 of $13.6 billion. The increase in core net sales of $0.9 billion was primarily driven by higher reportable segment net sales in Optical Communications of $645 million, Display Technologies of $340 million and Specialty Materials of $153 million, partially offset by a decrease in net sales from Hemlock and Emerging Growth Businesses of $168 million and Environmental Technologies of $101 million. Net sales of reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income
For the year ended December 31, 2024, we generated core net income of $1.7 billion, or $1.96 per share, compared to core net income generated for the year ended December 31, 2023 of $1.5 billion, or $1.70 per share. The increase in core net income of $0.2 billion was driven by higher reportable segment net income in Display Technologies of $164 million, Optical Communications of $134 million, Specialty Materials of $58 million, partially offset by a decrease from Hemlock and Emerging Growth Businesses of $70 million. Net income of reportable segment and Hemlock and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share
Core earnings per share increased for the year ended December 31, 2024 to $1.96 per share, as a result of the increase in core net income, as outlined above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Year ended December 31,
	2024	2023
Core net income	$1,699	$1,463

Weighted-average common shares outstanding - basic	853	848
Effect of dilutive securities:
Stock options and other awards	16	11
Weighted-average common shares outstanding - diluted	869	859
Core earnings per share	$1.96	$1.70

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
Refer to “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Year ended December 31, 2024
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$13,118	$813	$506	27.2%	$0.58
Constant-currency adjustment (1)	1,309	989	773		0.89
Translation gain on Japanese yen-denominated debt, net (2)		(104)	(80)		(0.09)
Translated earnings contract gain, net (3)		(83)	(64)		(0.07)
Acquisition-related costs (4)		128	92		0.11
Discrete tax items and other tax-related adjustments (5)			21		0.02
Restructuring, impairment and other charges and credits (6)	42	407	374		0.43
Litigation, regulatory and other legal matters (7)		12	9		0.01
Pension mark-to-market adjustment (8)		3	2
Loss on investments (9)		23	22		0.03
Loss on sale of assets (10)		27	20		0.02
Loss on sale of business (11)		31	24		0.03
Core performance measures	$14,469	$2,246	$1,699	20.3%	$1.96
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and core excludes net income attributable to non-controlling interest of approximately $86 million and $92 million, respectively.

	Year ended December 31, 2023
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$12,588	$816	$581	20.6%	$0.68
Constant-currency adjustment (1)	992	744	550		0.64
Translation gain on Japanese yen-denominated debt, net (2)		(100)	(81)		(0.09)
Translated earnings contract gain, net (3)		(161)	(130)		(0.15)
Acquisition-related costs (4)		131	90		0.10
Discrete tax items and other tax-related adjustments (5)			34		0.04
Restructuring, impairment and other charges and credits (6)		471	378		0.44
Litigation, regulatory and other legal matters (7)		61	54		0.06
Pension mark-to-market adjustment (8)		15	12		0.01
Gain on investments (9)		(10)	(10)		(0.01)
Gain on sale of assets (10)		(20)	(15)		(0.02)
Core performance measures	$13,580	$1,947	$1,463	20.7%	$1.70
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate GAAP and core excludes net income attributable to non-controlling interest of approximately $67 million and $81 million, respectively.
Refer to “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.
Items Adjusted from GAAP Measures
Items adjusted from GAAP measures to arrive at core performance measures are as follows:
(1)Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Display Technologies, Specialty Materials, Environmental Technologies and Life Sciences segments for the Japanese yen, Korean won, Chinese yuan, New Taiwan dollar and euro, as applicable to the segment. In addition, effective January 1, 2024, the Company began utilizing constant-currency reporting for the Optical Communications segment to exclude the impact from the Mexican peso on segment results. Prior periods were not recast as the impact was not material.

The constant-currency rates established for our core performance measures are internally derived long-term management estimates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. For the year ended December 31, 2024, the adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.
We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts.
Constant-currency rates used are as follows and are applied to all periods presented and to all foreign exchange exposures during the period, with the exception of the Mexican peso as discussed above, even though we may be less than 100% hedged:

Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican peso
Rate	¥107	₩1,175	¥6.7	NT$31	€0.81	MX$20
(2)Translation of Japanese yen-denominated debt: Amount reflects the gain or loss on the translation of our yen-denominated debt to U.S. dollars, net of a $15 million loss for the year ended December 31, 2024, related to the change in the fair value of our cross currency swap contracts, recorded in other (expense) income, net in the consolidated statements of income.
(3)Translated earnings contract: Amount reflects the impact of the realized and unrealized gains and losses from the Japanese yen, South Korean won, Chinese yuan, euro, New Taiwan dollar and Mexican peso-denominated foreign currency hedges related to translated earnings, as well as the unrealized gains and losses of our British pound-denominated foreign currency hedges related to translated earnings.

(4)Acquisition-related costs: Amount reflects intangible amortization, inventory valuation adjustments and external acquisition-related deal costs, as well as other transaction related costs.
(5)Discrete tax items and other tax-related adjustments: Amount reflects certain discrete period tax items such as changes in tax law, the impact of tax audits, changes in tax reserves and changes in deferred tax asset valuation allowances, as well as other tax-related adjustments.
(6)Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, including severance, accelerated depreciation, asset write-offs and facility repairs resulting from power outages, and the recognition of cumulative foreign currency translation adjustments upon the substantial liquidation or disposition of a foreign entity, which are not related to ongoing operations. For the year ended December 31, 2024, amount includes $131 million of non-cash cumulative foreign currency translation losses required to be recognized upon the substantial liquidation or disposition of foreign entities, which was recorded in other (expense) income, net in the consolidated statements of income. Amount also includes $49 million of non-cash charges in one of our Emerging Growth Businesses relating to a customer that recently entered into a multi-jurisdictional restructuring effort including insolvency filings in certain countries. These charges primarily relate to the full write-down of upfront payments made to the customer, which were determined to be nonrecoverable, and recorded as a charge to net sales in the consolidated statements of income. Other charges recorded during 2024 related to asset write-offs associated with the exit of certain facilities and product lines. The activity in 2023 primarily relates to asset write-offs associated with the exit of certain facilities and product lines and severance charges across all segments.
(7)Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.
(8)Pension mark-to-market adjustment: Amount primarily reflects defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(9)Loss (gain) on investments: Amount reflects the loss or gain recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(10)Loss (gain) on sale of assets: Amount represents the loss or gain recognized for the sale of assets, recorded in cost of sales, in the consolidated statements of income.
(11)Loss on sale of business: Amount reflects the loss recognized for the sale of a business, recorded in other (expense) income, net in the consolidated statements of income, and includes $14 million for the year ended December 31, 2024 of non-cash cumulative foreign currency translation losses related to the disposition of a foreign entity.

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
Our major sources of funding for 2025 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations and meet our obligations for the foreseeable future. Such obligations may include requirements for acquisitions, capital expenditures, debt repayments, dividend payments and share repurchases. We will continue to generate cash from operations and maintain access to our revolving credit facilities and commercial paper programs as discussed in more detail below.
Key Balance Sheet Data
We fund our working capital with cash from operations and, periodically, short-term and long-term borrowings. In addition, from time to time, we receive upfront cash from customers relating to long-term supply agreements, as well as cash incentives from government entities generally for capital expansion and related expenses.
The following table presents balance sheet and working capital measures (in millions):

	December 31,
	2024	2023
Working capital	$3,073	$2,893
Current ratio	1.6:1	1.7:1
Trade accounts receivable, net of doubtful accounts	$2,053	$1,572
Days sales outstanding	53	47
Inventories	$2,724	$2,666
Inventory turns	3.2	3.2
Days payable outstanding (1)	54	52
Long-term debt	$6,885	$7,206
Total debt	$7,211	$7,526
Total debt to total capital	39%	39%
(1)Includes trade payables only.
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
We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we accelerated the collection of $182 million in accounts receivable during the three months ended December 31, 2024, which would have been collected during the normal course of business in the following quarter.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Year ended December 31,
	2024	2023
Net cash provided by operating activities	$1,939	$2,005
Net cash used in investing activities	$(744)	$(1,000)
Net cash used in financing activities	$(1,164)	$(883)
Net cash provided by operating activities decreased by $66 million for the year ended December 31, 2024, when compared to the same period in the prior year, primarily driven by the decrease in net income partially offset by improvements in working capital.
Net cash used in investing activities improved by $256 million for the year ended December 31, 2024, when compared to the same period last year, primarily driven by lower capital expenditures of $425 million, partially offset by higher premiums paid on hedging contracts of $89 million.
Net cash used in financing activities increased by $281 million for the year ended December 31, 2024, when compared to the same period last year. During the year ended December 31, 2024, net cash used in financing activities primarily related to dividend payments of $986 million and purchases of common stock for treasury of $165 million. During the year ended December 31, 2023, net cash used in financing activities primarily related to dividend payments of $989 million and the redemption of preferred stock of $507 million, partially offset by $918 million in proceeds received from the issuance of euro-denominated notes in May 2023.
Sources of Liquidity
We generate strong ongoing cash flows from operations, which is our principal source of liquidity. During the years ended December 31, 2024 and 2023, cash flows provided by operating activities were $1.9 billion and $2.0 billion, respectively.
As of December 31, 2024, our cash and cash equivalents and available credit capacity included (in millions):

December 31, 2024
Cash and cash equivalents	$1,768

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Chinese yuan facilities	$31
Cash and Cash Equivalents
We ended 2024 with $1.8 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of December 31, 2024, approximately 64% of the consolidated cash and cash equivalents were held outside the U.S.
During the year ended December 31, 2024, the Company distributed an immaterial amount from foreign subsidiaries to their respective U.S. parent companies. As of December 31, 2024, Corning had approximately $1.6 billion of indefinitely reinvested foreign earnings. If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay withholding taxes. We do not foresee a need to repatriate any earnings for which we asserted permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested.

Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of December 31, 2024, we did not have any commercial paper outstanding.
Our $1.5 billion Revolving Credit Agreement is available to support obligations under the commercial paper program and for general corporate purposes, if needed. There were no outstanding amounts under this facility as of December 31, 2024 and 2023.
Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of December 31, 2024, our leverage using this measure was approximately 39%. As of December 31, 2024, we were in compliance with all such covenants.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of December 31, 2024, we were in compliance with all such provisions.
We have access to certain Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of December 31, 2024, borrowings totaled $314 million and these facilities had variable interest rates ranging from 2.8% to 3.9% and maturities ranging from 2025 to 2032. As of December 31, 2024, Corning had 0.2 billion Chinese yuan of unused capacity, equivalent to approximately $31 million.
As a well-known seasoned issuer, we filed an automatic shelf registration statement with the SEC on December 1, 2023. Under this shelf registration statement we may offer, from time to time, debt securities, common stock, preferred stock, depository shares and warrants.
Refer to Note 10 (Debt) in the accompanying notes to the consolidated financial statements for additional information.

Customer Deposits, Deferred Revenue and Government Incentives
We receive cash deposits or consideration, generally non-refundable, from customers under long-term supply agreements. In addition, we receive government assistance, typically in the form of cash incentives primarily for capital expansion projects and tax credits that are refundable or transferable.
Refer to Note 1 (Summary of Significant Accounting Policies) and Note 3 (Revenue) in the accompanying notes to the consolidated financial statements for additional information.
Uses of Cash
Share Repurchase Agreement

Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of December 31, 2024 and 2023, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.

Refer to Note 14 (Shareholders’ Equity) in the accompanying notes to the consolidated financial statements for additional information.

Share Repurchases
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”).
As of December 31, 2024, approximately $3.1 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
Refer to Note 14 (Shareholders' Equity) in the accompanying notes to the consolidated financial statements for additional information.

Common Stock Dividends
The Board’s decision to declare and pay future dividends will depend on our income and liquidity position, among other factors. We expect to declare quarterly dividends and fund payments with cash from operations.
On February 12, 2025, our Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which will be payable on March 28, 2025.

Capital Expenditures
Capital expenditures were $1.0 billion, $1.4 billion and $1.6 billion during the years ended December 31, 2024, 2023 and 2022, respectively. We expect our 2025 capital expenditures to be approximately $1.3 billion.
Current Maturities of Short and Long-Term Debt
As of December 31, 2024, the maturity schedule of our existing long-term debt does not require significant cash outflows, with approximately $1.4 billion due over the next five years, of which $326 million is due in less than one year.
Refer to Note 10 (Debt) in the accompanying notes to the consolidated financial statements for additional information.

Defined Benefit Pension Plans
Our global pension plans, including our unfunded and non-qualified plans, were 86% funded as of December 31, 2024. Our largest single pension plan is our U.S. qualified plan, which accounted for 78% of our consolidated defined benefit pension plans’ projected benefit obligation, was 98% funded as of December 31, 2024.
The funded status of our pension plans is dependent upon multiple factors including actuarial assumptions, interest rates at year-end, prior investment returns and contributions made to the plans. During the year ended December 31, 2024, Corning made no voluntary contributions to our domestic defined benefit pension plan and cash contributions to our international pension plans were $9 million. During 2025, the Company anticipates making cash contributions of $10 million to the international pension plans.
Refer to Note 11 (Employee Retirement Plans) in the accompanying notes to the consolidated financial statements for additional information.
Commitments, Contingencies and Guarantees
A summary of our contractual obligations and other commercial commitments as of December 31, 2024 and details of our commitments as of December 31, 2024 related to executed leases that have not yet commenced are included within Note 12 (Commitments, Contingencies and Guarantees) and Note 5 (Leases), respectively, in the accompanying notes to the consolidated financial statements.

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
ENVIRONMENT
Refer to Item 3. Legal Proceedings and Note 12 (Commitments, Contingencies and Guarantees) in the accompanying notes to the consolidated financial statements for information.

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
•A significant change in the use of a long-lived asset or its physical condition;
•A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator;
•An accumulation of costs significantly more than the amount originally expected for the acquisition or construction of an asset;
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

Income taxes
We are subject to income tax laws and regulations of the many jurisdictions in which we operate. These tax laws and regulations are complex and involve uncertainties in the application to our facts and circumstances that may be open to interpretation. We recognize benefits for these uncertain tax positions based upon a process that requires judgment regarding the technical application of the laws, regulations and various related judicial opinions. We record uncertain tax positions only when they are believed to have a less than 50% likelihood of being sustained on their technical merits and then only to the extent of the amount of tax benefit that is less than 50% likely of being realized upon settlement. In estimating these amounts, we must exercise judgment around factors such as the weighting of the tax law in our favor or alternatively, consider a negotiated compromise, and our willingness to dispute a tax authorities’ assertion to the level of appeal we believe is required to sustain our position. As a result, it is possible that our estimate of the benefits we will realize for uncertain tax positions may change when we become aware of new information affecting these judgments and estimates.
We must also assess the likelihood that we will be able to recover our deferred tax assets against future sources of taxable income and reduce the carrying amount of deferred tax assets by recording a valuation allowance if, based on all available evidence, it is more likely than not that all or a portion of such assets will not be realized. Inherent in this estimation process is the requirement for us to estimate future book and taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results, the prudence and feasibility of possible tax planning strategies and the economic environments in which we do business. It is possible that actual results will differ from assumptions and require adjustments to allowances.
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
Derivative assets and liabilities may include foreign exchange forward contracts and foreign exchange option contracts that are measured using observable quoted prices for similar assets and liabilities. Included in our foreign exchange forward contracts and foreign exchange option contracts are foreign currency hedges that hedge our cash flow and translation exposure resulting from movements in the Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan, British pound, euro and Mexican peso. In arriving at the fair value of our derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction. Amounts related to credit risk are not material.
Refer to Note 13 (Financial Instruments) in the accompanying notes to the consolidated financial statements for additional information.
Loss contingencies
Accruals are recorded for various contingencies including legal proceedings, environmental matters and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses, where applicable, the consideration of opinions of internal and/or external counsel and actuarial determined estimates. Refer to Item 3. Legal Proceedings and Note 12 (Commitments, Contingencies and Guarantees) in the accompanying notes to the consolidated financial statements for a discussion of Corning’s material litigation and environmental matters.
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

The following table presents our actual and expected return (loss) on assets, as well as the corresponding percentages (in millions, except percentages):

	December 31,
	2024	2023	2022
Actual return (loss) on plan assets – Domestic plans	$303	$281	$(728)
Expected return on plan assets – Domestic plans	179	176	210
Actual (loss) return on plan assets – International plans	(6)	10	(139)
Expected return on plan assets – International plans	16	13	9

Weighted-average actual and expected return on assets:
Actual return (loss) on plan assets – Domestic plans	11.74%	10.94%	(20.05)%
Expected return on plan assets – Domestic plans	6.75%	6.75%	6.00%
Actual (loss) return on plan assets – International plans	(1.19)%	2.54%	(26.26)%
Expected return on plan assets – International plans	4.34%	3.85%	1.64%
As of December 31, 2024, the Projected Benefit Obligation (“PBO”) for U.S. pension plans was $3.2 billion.
The following table presents the estimated increases (decreases) in future ongoing pension expense and projected benefit obligation assuming a 25 basis point change in the key assumptions for our U.S. pension plans (in millions):

	Change in ongoing pension expense	Change in projected benefit obligation
25 basis point decrease in each spot rate	$(1)	$75
25 basis point increase in each spot rate	$1	$(72)
25 basis point decrease in expected return on assets	$7
25 basis point increase in expected return on assets	$(7)
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
The following table presents the estimated increases (decreases) in future ongoing pension expense and the Accumulated Postretirement Benefit obligation (“APBO”) assuming a 25 basis point change in the key assumptions for our U.S. OPEB plans (in millions):

	Change in ongoing OPEB expense	Change in APBO
25 basis point decrease in each spot rate	$1	$9
25 basis point increase in each spot rate	$(1)	$(8)
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
Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
—global economic trends, competition and geopolitical risks, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and other countries, and related impacts on our businesses’ global supply chains and strategies;
—changes in macroeconomic and market conditions and market volatility, including developments and volatility arising from health crisis events, inflation, interest rates, the value of securities and other financial assets, precious metals, oil, natural gas, raw materials and other commodity prices and exchange rates (particularly between the U.S. dollar and the Japanese yen, New Taiwan dollar, euro, Chinese yuan, South Korean won and Mexican peso), decreases or sudden increases of consumer demand, and the impact of such changes and volatility on our financial position and businesses;
—the availability of or adverse changes relating to government grants, tax credits or other government incentives;
—the duration and severity of health crisis events, such as an epidemic or pandemic, and its impact across our businesses on demand, personnel, operations, our global supply chains and stock price;
—possible disruption in commercial activities or our supply chain due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, international trade disputes or major health concerns;
—loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;
—ability to enforce patents and protect intellectual property and trade secrets;
—disruption to Corning’s, our suppliers’ and manufacturers’ supply chain, equipment, facilities, IT systems or operations;
—product demand and industry capacity;
—competitive products and pricing;
—availability and costs of critical components, materials, equipment, natural resources and utilities;
—new product development and commercialization;
—order activity and demand from major customers;
—the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
—the amount and timing of any future dividends;
—the effects of acquisitions, dispositions and other similar transactions;
—the effect of regulatory and legal developments;
—ability to pace capital spending to anticipated levels of customer demand;
—our ability to increase margins through implementation of operational changes, pricing actions and cost reduction measures;
—rate of technology change;
—adverse litigation;
—product and component performance issues;
—retention of key personnel;
—customer ability to maintain profitable operations and obtain financing to fund ongoing operations and manufacturing expansions and pay receivables when due;
—loss of significant customers;
—changes in tax laws, regulations and international tax standards;
—the impacts of audits by taxing authorities; and
—the potential impact of legislation, government regulations and other government action and investigations.

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
Our most significant foreign currency exposure relates to the Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan, euro and Mexican peso. We seek to mitigate the impact of exchange rate movements in our consolidated statements of income by using over-the-counter (“OTC”) derivative instruments including foreign exchange forward and option contracts. In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.
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
Our cash flow hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. We also use OTC foreign exchange forward and option contracts that are not designated as hedged instruments. These contracts are used to offset economic currency risks. The undesignated hedges limit exposure to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies. A significant portion of our non-U.S. revenue is denominated in Japanese yen. When this revenue is translated back to U.S. dollars, we are exposed to foreign exchange rate movements in the Japanese yen. To protect translated earnings against movements in the Japanese yen, we have entered into a series of option contracts and average rate forwards. Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the U.S. dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income. In 2024, to economically lock in unrealized foreign exchange gains, the Company entered into the cross currency swap contracts relating to a portion of the Company’s Japanese yen-denominated debt.
We use a sensitivity analysis to assess the market risk associated with foreign currency exposure. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. As of December 31, 2024, with respect to open foreign exchange forward, option and cross currency swap contracts and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $0.8 billion compared to $0.6 billion as of December 31, 2023. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $0.3 billion as of December 31, 2024 and 2023, respectively. Management expects that these hypothetical losses from a 10% adverse movement in quoted foreign currency exchange rates on the derivative financial instruments should largely offset gains on the assets, liabilities and future transactions being hedged.

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
Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
During the three months ended December 31, 2024, none of our executive officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Corning’s Board of Directors
Leslie A. Brun Chairman and Chief Executive Officer, Sarr Group LLC
Mr. Brun is chairman and chief executive officer of Sarr Group, LLC, co-founder, chairman and chief executive officer of Ariel Alternatives, LLC, senior advisor of G100, Council Advisors, World 50 and a member of the Council on Foreign Relations. He was also the founder of Hamilton Lane, where he served as chief executive officer and chairman from 1991 until 2005. In addition, Mr. Brun served as a managing director and co-founder of the investment banking group of Fidelity Bank and as a past vice president in the corporate finance division of E.F. Hutton & Co. Mr. Brun joined Corning’s Board in 2018. Age 72.
Stephanie A. Burns Retired Chairman and Chief Executive Officer, Dow Corning Corporation
Lead Independent Director
Dr. Burns has nearly 40 years of global innovation and business leadership experience. Dr. Burns joined Dow Corning in 1983 as a researcher and specialist in organosilicon chemistry. In 1994, she became the company’s first director of women’s health. She was elected to the Dow Corning Board of Directors in 2001 and elected as president in 2003. She served as chief executive officer from 2004 until May 2011 and served as chair from 2006 until her retirement in December 2011. Dr. Burns joined Corning’s Board in 2012. Age 69.
Pamela J. Craig Retired Chief Financial Officer, Accenture plc.
From 2006 through 2013, Ms. Craig served as chief financial officer of Accenture plc., a global management consulting, technology services and outsourcing company, following many other leadership roles in line management, consulting and operations during her 34 years with the company. She is also actively involved in charitable organizations focused on education and on the advancement of women in business, including The Women’s Forum of New York, New York University Stern School of Business, Junior Achievement of New Jersey and is a member of the Board of Trustees of Smith College. Ms. Craig joined Corning’s Board in 2021. Age 67.
Robert F. Cummings, Jr. Retired Vice Chairman of Investment Banking, JPMorgan Chase & Co.
Mr. Cummings retired as vice chairman of Investment Banking at JPMorgan Chase & Co. in 2016. He had served in that role since 2010, advising on client opportunities across sectors and industry groups. Mr. Cummings began his business career in the investment banking division of Goldman, Sachs & Co. in 1973 and was a partner of that firm from 1986 to 1998. He served as an advisory director at Goldman Sachs until 2002. Mr. Cummings joined Corning’s Board in 2006. Age 75.
Roger W. Ferguson, Jr. Steven A. Tananbaum Distinguished Fellow for International Economics, Council on Foreign Relations
Mr. Ferguson is the Steven A. Tananbaum Distinguished Fellow for International Economics at the Council on Foreign Relations. He is also a partner and the Chief Investment Officer of Red Cell Partners, an incubation and venture capital enterprise focused on the health care and defense sectors. He is the past President and Chief Executive Officer of TIAA, a position he held from 2008 to 2021. He is also the former Vice Chairman of the Board of Governors of the U.S. Federal Reserve System. Prior to joining TIAA in April 2008, Mr. Ferguson was head of financial services for Swiss Re and Chairman of Swiss Re America Holding Corporation. From 1984 to 1997, he was an Associate and Partner at McKinsey & Company. He began his career as an attorney at the New York City office of Davis Polk & Wardwell. Mr. Ferguson joined Corning’s Board in 2021. Age 73.
Thomas D. French Senior Partner Emeritus, McKinsey & Company, Inc.
Mr. French retired as a Senior Partner of McKinsey & Company in December 2019, and currently is Senior Partner Emeritus. Over the course of his 33-year career in consulting, he served leading technology-driven industrial companies on strategy, marketing, corporate governance, and organization design. He led the firm’s Global Marketing and Sales Practice for five years, the Americas Practice for seven years, and served on multiple firm governance committees. He is a trustee of several non-profit organizations. Mr. French joined Corning’s Board in 2023. Age 65.

Deborah A. Henretta Retired Group President of Global E-Business, Procter & Gamble Company
Ms. Henretta has nearly 40 years of business leadership experience across both developed and developing markets, as well as expertise in brand building, marketing, philanthropic program development and government relations. She joined Procter & Gamble (P&G) in 1985. In 2005, she was appointed President of P&G’s business in ASEAN, Australia and India. She was appointed group president, P&G Asia in 2007, group president of P&G Global Beauty Sector in 2013 and group president of P&G E-Business in 2015. She retired from P&G in 2015. Ms. Henretta joined Corning’s Board in 2013. Age 63.
Daniel P. Huttenlocher Dean, MIT Stephen A. Schwarzman College of Computing
Dr. Huttenlocher is the inaugural Dean of the MIT Schwarzman College of Computing. Prior to joining MIT, Dr. Huttenlocher served as dean and vice provost of Cornell Tech from 2012 to 2019 and worked for Cornell University from 1988 to 2012 in various positions. Before Cornell, Dr. Huttenlocher worked at Xerox Palo Alto Research Center and was Chief Technology Officer at Intelligent Markets, Inc. He has also served as the Chair of the John D. and Catherine T. MacArthur Foundation, an independent foundation that makes grants and impact investments to support non-profit organizations addressing global social challenges. Dr. Huttenlocher holds a Ph.D. in computer science and a Master of Science degree in Electrical Engineering, both from the Massachusetts Institute of Technology. Dr. Huttenlocher joined Corning’s Board in 2015. Age 66.
Kevin J. Martin Vice President, Public Policy, Meta Platforms, Inc.
Mr. Martin is Vice President, Public Policy at Meta Platforms, Inc. Prior to joining Meta, he was a partner and co-chair of the telecommunications practice at Squire Patton Boggs, an international law firm from 2009 to 2015. From March 2005 to January 2009, he was chairman of the Federal Communications Commission (FCC). Mr. Martin has two decades' experience as a lawyer and policymaker in the telecommunications field. Before joining the FCC as a commissioner in 2001, Mr. Martin was a special assistant to the president for Economic Policy and served on the staff of the National Economic Council, focusing on commerce and technology policy issues. He served as the official U.S. government representative to the G-8’s Digital Opportunity Task Force. Mr. Martin joined Corning’s Board in 2013. Age 58.
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
Wendell P. Weeks Chairman and Chief Executive Officer
Mr. Weeks has served as the Chief Executive Officer of Corning Incorporated since April 2005 and Chairman of the Board of Directors since April 2007. He has held a variety of financial, commercial, business development and general management positions across Corning’s businesses and technologies since he joined the company in 1983. He has earned 44 U.S. patents. Mr. Weeks joined Corning’s Board in 2000. Age 65.
Mark S. Wrighton Professor and Chancellor Emeritus, Washington University in St. Louis
Dr. Wrighton has nearly 30 years of leadership experience overseeing large research universities. He currently serves as professor and chancellor emeritus of Washington University in St. Louis where he served 24 years as its chancellor. Before joining Washington University in St. Louis, he was a researcher and professor at the Massachusetts Institute of Technology, where he was head of the Department of Chemistry from 1987 to 1990, and then provost from 1990 to 1995. Dr. Wrighton served as a presidential appointee to the National Science Board from 2000 to 2006. He is also a past chair of the Association of American Universities, the Business Higher Education Forum and the Consortium on Financing Higher Education. He was elected to membership in the American Academy of Arts and Sciences and the American Philosophical Society and he is a Fellow of the American Association for the Advancement of Science. Dr. Wrighton joined Corning’s Board in 2009. Age 75.
Code of Ethics
Our Board of Directors adopted the Code of Ethics (“Code”) for the Chief Executive Officer and Financial Executives. This Code has been in existence for more than ten years. The Code applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial executives. During 2024, no amendments to or waivers of the provisions of the Code were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at https://www.corning.com/worldwide/en/about-us/investor-relations/codes-of-conduct-ethics.html. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	4,239,342	$24.18	19,405,889
Equity compensation plans not approved by security holders
Total	4,239,342	$24.18	19,405,889
(1)Excludes 4.2 million of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)Shares indicated are total grants under the most recent shareholder approved plans.
Item 13. Certain Relationships and Related Transactions and Director Independence
The sections titled “Policy on Transactions with Related Persons,” “Director Independence” and “Corporate Governance and the Board of Directors-Committees” in our Definitive Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
The sections titled “Fees Paid to Independent Registered Public Accounting Firm” and “Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement are incorporated by reference in this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits
(a)Documents filed as part of this report:

1. Financial statements	Page
See separate index to financial statements	57
(b)Exhibits filed as part of this report:

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

10.2	Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning’s Form 10-Q filed May 4, 2004).

10.3	Amended Corning Incorporated 2003 Equity Plan for Non-Employee Directors effective October 4, 2006 (Incorporated by reference to Exhibit 10.28 of Corning’s Form 10-K filed February 27, 2007).
10.4	Corning Incorporated Performance Incentive Plan dated October 3, 2007 (Incorporated by reference to Exhibit 10.36 of Corning’s Form 10-K filed February 15, 2008).
10.5
Amendment No. 2 dated February 13, 2008 and Amendment dated as of February 1, 2004 to Letter of Understanding between Corning Incorporated and Wendell P. Weeks, and Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.42 of Corning’s Form 10-K filed February 15, 2008).

10.6	Form of Change in Control Agreement Amendment No. 2, effective December 5, 2007 (Incorporated by reference to Exhibit 10.43 of Corning’s Form 10-K filed February 15, 2008).
10.7	Form of Officer Severance Agreement Amendment, effective December 5, 2007 (Incorporated by reference to Exhibit 10.44 of Corning’s Form 10-K filed February 15, 2008).
10.8	Form of Change of Control Agreement Amendment No. 3 effective December 19, 2008 (Incorporated by reference to Exhibit 10.53 of Corning’s Form 10-K filed February 24, 2009).
10.9	Form of Officer Severance Agreement Amendment No. 2 effective December 19, 2008 (Incorporated by reference to Exhibit 10.54 of Corning’s Form 10-K filed February 24, 2009).
10.10
Amendment No. 3 dated December 19, 2008 to Letter of Understanding dated April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.55 of Corning’s Form 10-K filed February 24, 2009).

10.11	2010 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 15, 2010 for April 29, 2010 Annual Meeting of Shareholders).
10.12	2021 Long-Term Incentive Plan (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 18, 2021, for April 29, 2021 Annual Meeting of Shareholders).
10.13
Form of Officer Severance Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Eric S. Musser, A. Hal Nelson III, Lewis A. Steverson, Edward A. Schlesinger and John Z. Zhang (Incorporated by reference to Exhibit 10.1 of Corning’s Form 10-Q filed July 30, 2015).

10.14
Form of Change in Control Agreement dated as of January 1, 2015 between Corning Incorporated and each of the following individuals: Eric S. Musser, A. Hal Nelson III, Lewis A. Steverson, Edward A. Schlesinger and John Z. Zhang (Incorporated by reference to Exhibit 10.2 of Corning’s Form 10-Q filed July 30, 2015).

10.15
Tax Matters Agreement, dated December 10, 2015, by and between Corning Incorporated, The Dow Chemical Company, Dow Corning Corporation and HS Upstate Inc. (Incorporated by reference to Exhibit 1.2 of Corning’s Form 8-K filed on December 11, 2015).

10.16
Form of Corning Incorporated Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors (for grants made under the 2010 Equity Plan for Non-Employee Directors), effective January 1, 2017 (Incorporated by reference to Exhibit 10.74 of Corning’s Form 10-K filed February 6, 2017).

10.17
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

10.18	2019 Equity Plan for Non-Employee Directors (Incorporated by reference to Appendix B of Corning Proxy Statement, Definitive 14A filed March 22, 2019 for May 2, 2019 Annual Meeting of Shareholders).
10.19
Form of Corning Incorporated Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors (for grants made under the 2019 Equity Plan for Non-Employee Directors), effective January 1, 2020 (Incorporated by reference to Exhibit 10.79 of Corning’s Form 10-K filed February 14, 2020).

10.20	Form of Corning Incorporated Performance Share Unit Agreement, effective January 1, 2020 (Incorporated by reference to Exhibit 10.80 of Corning’s Form 10-K filed February 14, 2020).
10.21	Share Repurchase Agreement, dated April 5, 2021, between Samsung Display Co., Ltd. and Corning Incorporated (Incorporated by reference to Exhibit 10.1 to Corning's Form 8-K filed on April 5, 2021).

10.22	Corning Incorporated Executive Supplemental Pension Plan as Amended and Restated, effective January 1, 2023 (Incorporated by reference to Exhibit 10.41 to Corning's Form 10-K filed February 13, 2023).
10.23	Corning Incorporated Supplemental Pension Plan as Amended and Restated, effective January 1, 2023 (Incorporated by reference to Exhibit 10.42 to Corning's Form 10-K filed February 13, 2023).
10.24
Corning Incorporated Deferred Compensation Plan for Non-Employee Directors as Amended and Restated, effective December 6, 2023 (Incorporated by reference to Exhibit 10.27 to Corning's Form 10-K filed February 12, 2024).

10.25	Corning Incorporated Supplemental Investment Plan as Amended and Restated, effective January 1, 2024 (Incorporated by reference to Exhibit 10.28 to Corning's Form 10-K filed February 12, 2024).
10.26
Transaction Agreement dated as of March 12, 2024 by and among Solar Technology LLC, as Lessee and as Construction Agent (Incorporated by reference to Exhibit 10.1 to Corning's Form 8-K filed March 15, 2024).

10.27
Construction Agency Agreement dated as of March 12, 2024 between BA Leasing BSC, LLC as Lessor and Solar Technology LLC as Construction Agent (Incorporated by reference to Exhibit 10.2 to Corning's Form 8-K filed March 15, 2024).

10.28
Lease, Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 12, 2024, between Solar Technology LLC as Lessee and BA Leasing BSC, LLC as Lessor (Incorporated by reference to Exhibit 10.3 to Corning's Form 8-K filed March 15, 2024).

10.29	Guaranty from Corning Incorporated dated March 12, 2024 (Incorporated by reference to Exhibit 10.4 to Corning's Form 8-K filed March 15, 2024).
14
Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

19	Corning Incorporated Insider Trading Policy, effective February 1, 2023 (Incorporated by reference to Exhibit 19 to Corning's Form 10-K filed February 12, 2024).
21	Subsidiaries of the Registrant at December 31, 2024.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Corning Incorporated Clawback Policy, effective December 1, 2023 (Incorporated by reference to Exhibit 97 to Corning's Form 10-K filed February 12, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

Date: February 13, 2025	By:	/s/ Wendell P. Weeks
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the 13th day of February, 2025.

Signature	Capacity

/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer, and Director
Wendell P. Weeks	(Principal Executive Officer)

/s/ Edward A. Schlesinger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Edward A. Schlesinger

/s/ Stefan Becker	Senior Vice President and Corporate Controller (Principal Accounting Officer)
Stefan Becker

/s/ Leslie A. Brun	Director
Leslie A. Brun

/s/ Stephanie A. Burns	Director
Stephanie A. Burns

/s/ Pamela J. Craig	Director
Pamela J. Craig

/s/ Robert F. Cummings, Jr.	Director
Robert F. Cummings, Jr.

/s/ Roger W. Ferguson Jr.	Director
Roger W. Ferguson Jr.

Signature	Capacity

/s/ Thomas D. French	Director
Thomas D. French

/s/ Deborah A. Henretta	Director
Deborah A. Henretta

/s/Daniel P. Huttenlocher	Director
Daniel P. Huttenlocher

/s/ Kevin J. Martin	Director
Kevin J. Martin

/s/ Deborah D. Rieman	Director
Deborah D. Rieman

/s/ Mark S. Wrighton	Director
Mark S. Wrighton

Corning Incorporated
2024 Annual Report

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Corning Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corning Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Taxes - Receivables for South Korean Tax Disputes
As described in Notes 1, 6, and 9 to the consolidated financial statements, in evaluating the tax benefits associated with the Company’s various tax filing positions, management records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the asset or liability for unrecognized tax benefits in the period in which the Company files the return containing the tax position or when new information becomes available. The Company is currently appealing certain South Korean tax assessments and tax refund claims for tax years 2010 through 2019. The Company is required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. The Company believes that it is more likely than not that the Company will prevail in the appeals process and as a result, management recorded a non-current receivable of $253 million as of December 31, 2024.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2025
We have served as the Company’s auditor since 1944.

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Year ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net sales	$13,118	$12,588	$14,189
Cost of sales	8,842	8,657	9,683

Gross margin	4,276	3,931	4,506

Operating expenses:
Selling, general and administrative expenses	1,931	1,843	1,898
Research, development and engineering expenses	1,089	1,076	1,047
Amortization of purchased intangibles	121	122	123

Operating income	1,135	890	1,438

Interest income	47	38	15
Interest expense	(329)	(329)	(292)
Translated earnings contract gain, net (Note 13)	83	161	351
Other (expense) income, net	(123)	56	285

Income before income taxes	813	816	1,797
Provision for income taxes (Note 6)	(221)	(168)	(411)

Net income	592	648	1,386

Net income attributable to non-controlling interest	(86)	(67)	(70)

Net income attributable to Corning Incorporated	$506	$581	$1,316

Earnings per common share available to common shareholders:
Basic (Note 15)	$0.59	$0.69	$1.56
Diluted (Note 15)	$0.58	$0.68	$1.54
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies

	Year ended December 31,
(in millions)	2024	2023	2022
Net income	$592	$648	$1,386

Foreign currency translation adjustments and other (Note 14)	(588)	(230)	(779)
Unamortized gains (losses) and prior service credits (costs) for postretirement benefit plans	184	(24)	154
Realized and unrealized (losses) gains on derivatives	(91)	36	(30)
Other comprehensive loss, net of tax	(495)	(218)	(655)

Comprehensive income	97	430	731

Comprehensive income attributable to non-controlling interest	(86)	(67)	(70)

Comprehensive income attributable to Corning Incorporated	$11	$363	$661
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(in millions, except share and per share amounts)	2024	2023

Assets

Current assets:
Cash and cash equivalents	$1,768	$1,779
Trade accounts receivable, net of doubtful accounts - $33 and $30	2,053	1,572
Inventories (Note 4)	2,724	2,666
Other current assets (Notes 9 and 13)	1,447	1,195
Total current assets	7,992	7,212

Property, plant and equipment, net of accumulated depreciation - $14,492 and $14,553 (Note 7)	13,359	14,630
Goodwill (Note 8)	2,363	2,380
Other intangible assets, net (Note 8)	752	905
Deferred income taxes (Note 6)	1,130	1,153
Other assets (Notes 9 and 13)	2,139	2,220

Total Assets	$27,735	$28,500

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 10)	$326	$320
Accounts payable	1,472	1,466
Other accrued liabilities (Notes 9 and 12)	3,121	2,533
Total current liabilities	4,919	4,319

Long-term debt (Note 10)	6,885	7,206
Postretirement benefits other than pensions (Note 11)	336	398
Other liabilities (Notes 9 and 12)	4,525	4,709
Total liabilities	16,665	16,632

Commitments and contingencies (Note 12)
Shareholders’ equity (Note 14):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	921	916
Additional paid-in capital – common stock	17,264	16,929
Retained earnings	15,926	16,391
Treasury stock, at cost; Shares held: 987 million and 980 million	(20,882)	(20,637)
Accumulated other comprehensive loss	(2,543)	(2,048)
Total Corning Incorporated shareholders’ equity	10,686	11,551
Non-controlling interest	384	317
Total equity	11,070	11,868

Total Liabilities and Equity	$27,735	$28,500
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Year ended December 31,
(in millions)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$592	$648	$1,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,229	1,247	1,329
Amortization of purchased intangibles	121	122	123
Loss on disposal of assets, net	143	155	189
Share-based compensation expense	273	218	175
Translation gain on Japanese yen-denominated debt	(104)	(100)	(191)
Deferred tax benefit	(33)	(75)	(46)
Translated earnings contract gain	(83)	(161)	(351)
Release of cumulative translation losses	145
Tax deposit refund		99
Changes in assets and liabilities:
Trade accounts receivable	(717)	50	113
Inventories	(171)	157	(522)
Other current assets	(107)	(80)	(139)
Accounts payable and other current liabilities	470	(173)	408
Customer deposits and government incentives	(6)	(42)	110
Deferred income	(27)	(5)	(49)
Other, net	214	(55)	80
Net cash provided by operating activities	1,939	2,005	2,615

Cash Flows from Investing Activities:
Capital expenditures	(965)	(1,390)	(1,604)
Proceeds from sale of equipment to related party		67
Proceeds from sale of business			76
Proceeds from sale of assets	80	22
Realized gains on translated earnings contracts and other	279	326	300
Premiums paid on hedging contracts	(98)	(9)	(75)
Other, net	(40)	(16)	(52)
Net cash used in investing activities	(744)	(1,000)	(1,355)

Cash Flows from Financing Activities:
Repayments of debt	(267)	(284)	(87)
Proceeds from issuance of debt	153	82	127
Proceeds from issuance of euro bonds		918
Proceeds from cross currency swap	134
Payment for redemption of preferred stock		(507)	(507)
Payments of employee withholding tax on stock awards	(81)	(106)	(47)
Proceeds from exercise of stock options	76	42	40
Purchases of common stock for treasury	(165)		(221)
Dividends paid	(986)	(989)	(932)
Other, net	(28)	(39)	(22)
Net cash used in financing activities	(1,164)	(883)	(1,649)
Effect of exchange rates on cash	(42)	(14)	(88)
Net (decrease) increase in cash and cash equivalents	(11)	108	(477)
Cash and cash equivalents at beginning of year	1,779	1,671	2,148
Cash and cash equivalents at end of year	$1,768	$1,779	$1,671
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(in millions)	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non- controlling interest	Total
Balance as of December 31, 2021	$907	$16,475	$16,389	$(20,263)	$(1,175)	$12,333	$212	$12,545

Net income			1,316			1,316	70	1,386
Other comprehensive loss					(655)	(655)	(2)	(657)
Purchase of common stock for treasury				(221)		(221)		(221)
Shares issued to benefit plans and for option exercises	3	207				210		210
Common dividends ($1.08 per share)			(926)			(926)		(926)
Other, net (1)			(1)	(48)		(49)	(13)	(62)
Balance as of December 31, 2022	$910	$16,682	$16,778	$(20,532)	$(1,830)	$12,008	$267	$12,275

Net income			581			581	67	648
Other comprehensive loss					(218)	(218)	(1)	(219)
Shares issued to benefit plans and for option exercises	6	247				253		253
Common dividends ($1.12 per share)			(968)			(968)		(968)
Other, net (1)				(105)		(105)	(16)	(121)
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868

Net income			506			506	86	592
Other comprehensive loss					(495)	(495)	(1)	(496)
Purchase of common stock for treasury, net				(163)		(163)		(163)
Shares issued to benefit plans and for option exercises	5	335				340		340
Common dividends ($1.12 per share)			(971)			(971)		(971)
Other, net (1)				(82)		(82)	(18)	(100)
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
(1)Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Corning Incorporated and its consolidated subsidiaries (collectively, the “Company”), consisting of its wholly-owned subsidiaries and those entities in which we have a variable interest and of which we are the primary beneficiary, and are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances, transactions and profits have been eliminated.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the results of operations, financial position, or changes in shareholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, restructuring charges, valuation of acquired assets and liabilities, valuation and impairment of goodwill and long-lived assets, valuation of investments and equity interests, environmental and legal liabilities, commitments and contingencies, income taxes and deferred tax valuation allowances, valuation of pension and other postretirement employee benefit obligations and the fair value of share-based compensation. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from these estimates.
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
At the time revenue is recognized, allowances are recorded with the related reduction to revenue for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements. Where product warranties are offered, liabilities are established for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability. Product warranty liabilities were not material as of December 31, 2024 and 2023.

1. Summary of Significant Accounting Policies (Continued)
In addition, the Company has contractual arrangements with certain customers, mainly related to telecommunications products and comprised of design, installation, training and software maintenance services, in which revenue is recognized over time. The performance obligations under these contracts generally require services to be performed over time, resulting in either a straight-line amortization method or an input method using incurred and forecasted expense to predict revenue recognition patterns which follows satisfaction of the performance obligation. Corning’s other revenue was not material for the years ended December 31, 2024, 2023 and 2022.
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
Research and Development Costs
Research and development costs are charged to expense as incurred. Research and development costs totaled $0.8 billion, $0.9 billion and $0.9 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
Foreign Currency Translation and Transactions
The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. Corning’s most significant exception is a Taiwanese subsidiary, which uses the Japanese yen as its functional currency. For all transactions denominated in a currency other than a subsidiary’s functional currency, foreign currency revaluation and remeasurement gains and losses are included in income for the period in which the exchange rates changed. A net foreign currency revaluation and remeasurement gain of $165 million, $59 million and $130 million was recorded within other expense (income), net in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, respectively.
Foreign subsidiary functional currency balance sheet accounts have been translated at period-end exchange rates, and statement of operations accounts have been translated using average exchange rates for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive loss in shareholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature which are recorded together with translation gains and losses in accumulated other comprehensive loss in shareholders’ equity. Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive loss attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs. During 2024, Corning recognized $145 million of non-cash cumulative foreign currency translation losses related to the substantial liquidation and disposition of certain foreign entities, which was recorded in other (expense) income, net in the consolidated statements of income.
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
The cost of share-based compensation awards is equal to the fair value of the award at the grant date and compensation cost is recognized for awards expected to ultimately vest. The number of awards expected to vest equals the total awards granted less an estimation of the number of forfeitures expected to occur prior to vesting. The Company reassesses the probability of vesting annually and adjusts share-based compensation cost based on its probability assessment.

1. Summary of Significant Accounting Policies (Continued)
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
For awards granted to non-employee members of the Company’s Board of Directors, the Company recognizes the compensation cost over the service period for awards with vesting terms and immediately for awards with no vesting terms. For awards granted to employees, the Company recognizes the compensation cost over the service period. For awards containing retirement provisions that are granted to retirement eligible employees, share-based compensation cost is recognized over the period in which the required service is expected to be met.
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
The following table presents supplemental disclosures of cash flow information (in millions):

	Year ended December 31,
	2024	2023	2022
Non-cash transactions:
Accruals for capital expenditures	$149	$217	$414
Cash paid for interest and income taxes:
Interest (1)	$310	$274	$275
Income taxes, net of refunds received	$263	$213	$426
(1)Includes approximately $31 million, $40 million and $48 million of interest costs that were capitalized as part of property, plant and equipment during the years ended December 31, 2024, 2023 and 2022, respectively.

1. Summary of Significant Accounting Policies (Continued)
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
Leases
Corning leases certain buildings and real estate, vehicles and equipment from third parties, which are classified as operating or finance leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use assets and the corresponding lease liabilities are recognized at the commencement date based on the present value of lease payments for all leases with terms longer than twelve months. To determine the present value of lease payments, the Company uses its incremental borrowing rate based on information available on the lease commencement date or the implicit rate if it is readily determinable. The Company has elected to combine lease and non-lease components of a contract for its leases.
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

1. Summary of Significant Accounting Policies (Continued)
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
Goodwill
Goodwill reflects the purchase price of a business acquisition in excess of the fair values assigned to identifiable assets acquired and liabilities assumed. The Company’s goodwill relates, and is assigned directly, to one of our reporting units.
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
If a quantitative impairment analysis is required to estimate the fair value of any of our reporting units, then the Company will use an income approach using a discounted cash flow model. The estimates and key assumptions and inputs used in the model include management’s internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the unobservable inputs used. Estimates are based upon historical experience, current knowledge from commercial relationships and available external information about future trends. If the fair value were less than the carrying value, the difference between the implied fair value and the carrying amount would be recorded as an impairment to goodwill. Changes in these estimates and key assumptions could affect the determination of fair value. The most recent quantitative impairment test was performed as of October 1, 2023 and the implied fair value for each of the Company's reporting units significantly exceeded the reporting unit's carrying amount.

Government Assistance
The Company receives government assistance, typically in the form of cash incentives primarily for capital expansion projects and tax credits that are refundable or transferable (collectively, “incentives”). Incentives are recognized when it is probable that the Company will comply with any contractual conditions and that the incentives will be received. Incentives are classified as an asset when they are recognized but have not been received and as a liability when they are received but have not been recognized. Incentives relating to the purchase of property, plant and equipment are deducted from the cost of the relevant asset. Incentives relating to project costs or other expenses are recognized in the statements of income as an offset to the related expense.
During the year ended December 31, 2024, incentives recognized in net income were $126 million and incentives recognized as a reduction of property, plant and equipment were not material. As of December 31, 2024, the Company had $105 million classified within other current assets and $113 million classified within other liabilities in the consolidated balance sheet. Other amounts on the balance sheet as of December 31, 2024 were not material.
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
Equity Method Investments
Investments in partially-owned affiliates are accounted for using the equity method of accounting, or at fair value when the fair value option is elected, if the investment gives the Company the ability to exercise significant influence, but not control, over an affiliated company. Under the equity method of accounting, the Company records its initial investment at cost and subsequently adjusts the carrying amount to reflect its share of the investee’s earnings or losses. The equity earnings or losses from associated companies are recorded within other (expense) income, net in the consolidated statements of income. Equity method investments are reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired. If it is probable that the carrying amount of the investment cannot be recovered, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value.
As of December 31, 2024 and 2023, Corning had investments in affiliated companies accounted for by the equity method totaling $290 million and $296 million, respectively. During the years ended December 31, 2024, 2023 and 2022 Corning had sales to affiliated companies of $224 million, $211 million and $228 million, respectively.
All equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. The Company utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment, plus or minus observable price changes in orderly transactions. These investments were not material as of December 31, 2024 and 2023.
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
Costs for defined benefit pension plans consist of two elements: (1) on-going costs recognized quarterly, which are comprised of service and interest costs, expected return on plan assets and amortization of prior service costs; and (2) mark-to-market gains and losses outside of the corridor, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year, which are recognized annually in the fourth quarter of each year. These gains and losses result from changes in actuarial assumptions and the differences between actual and expected return on plan assets. Any interim remeasurement, triggered by a curtailment, settlement or significant plan change, as well as any true-up to the annual valuation, is recognized as a mark-to-market adjustment in the quarter in which such event occurs. Special termination benefit costs are recorded in the quarter in which the event occurs.
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
Fair Value Measurements
Major categories of financial assets and liabilities, including short-term investments, other assets and derivatives, are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis when impaired, which include long-lived assets, goodwill, equity method investments, other investments and asset retirement obligations. Non-financial assets and liabilities or financial assets and liabilities other than derivatives measured at fair value either on a recurring or nonrecurring basis were not significant as of December 31, 2024 and 2023.
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
The most significant foreign currency exposures relate to the Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan, euro and the Mexican peso. Corning seeks to mitigate the impact of exchange rate movements in the consolidated statements of income by using over-the-counter (“OTC”) derivative instruments including foreign exchange forward and option contracts. In general, the expirations of these contracts coincide with the timing of the underlying foreign currency commitments and transactions.
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

1. Summary of Significant Accounting Policies (Continued)
All derivatives are recorded at fair value on the consolidated balance sheets. The fair values of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges are not recognized in current operating results but are recorded in accumulated other comprehensive loss. Amounts related to cash flow hedges are reclassified from accumulated other comprehensive loss when the underlying hedged item impacts earnings. This reclassification is recorded within the same line item of the consolidated statements of income where the underlying hedged transaction was recorded, typically sales, cost of sales or other (expense) income, net. Changes in the fair value, excluding the time value component, of derivatives designated as fair value hedges are recognized in current operating results within other (expense) income, net in the consolidated statements of income. Changes in the fair value of derivatives not designated as hedging instruments are recognized within translated earnings contract gain, net and other (expense) income, net in the consolidated statements of income.
Designated Hedges
Corning uses OTC foreign exchange forward contracts designated as cash flow hedges, with maturities through 2027, to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the sale of products to customers and purchases from suppliers. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. As of December 31, 2024, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax loss of $35 million.
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
A significant portion of the Company’s non-U.S. revenue and expenses are denominated in Japanese yen, South Korean won, New Taiwan dollar, Chinese yuan, euro and Mexican peso. When this revenue and these expenses are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements. To protect translated earnings against movements in these currencies, the Company has entered into a series of average rate forwards and option contracts. Most of these contracts hedge a significant portion of the Company’s exposure to the Chinese yuan, euro, Japanese yen and South Korean won. The Company has contracts through 2026 for the Chinese yuan and 2027 for the Japanese yen, euro and South Korean won.

1. Summary of Significant Accounting Policies (Continued)
New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and application may be applied prospectively or retrospectively. We are currently evaluating the potential effect that ASU 2023-09 will have on our consolidated financial statements.
In November 2024, the FASB issued Accounting Standards Update 2024-03 Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and application may be applied prospectively or retrospectively. We are currently evaluating the potential effect that ASU 2024-03 will have on our consolidated financial statements.
2. Restructuring, Impairment and Other Charges and Credits
Corning periodically assesses the operating efficiency and cost structure of the Company’s asset base and global workforce and takes appropriate actions to align corporate resources with the business environment.
The following table presents restructuring, impairment and other charges and credits (in millions):

	Year ended December 31,
	2024	2023	2022
Severance (1)	$45	$187	$70
Capacity optimization	128	176	219
Other charges and credits (2)	234	108	125
Total restructuring, impairment and other charges and credits (3)	$407	$471	$414
(1)Severance charges in the years ended December 31, 2024 and 2023 include $6 million and $20 million, respectively, in curtailment and special termination benefit charges.
(2)Other charges and credits primarily include the recognition of non-cash cumulative foreign currency translation losses related to the substantial liquidation and disposition of foreign entities, disposal costs and inventory write-downs.
(3)Amounts impacting gross margin in the consolidated statements of income were $211 million, $283 million and $337 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2024, Corning recorded $45 million in severance related charges and $128 million in non-cash asset write-offs, primarily associated with the closure of a display technologies manufacturing plant. In addition, the Company recorded $234 million in other charges and credits primarily related to $131 million of non-cash cumulative foreign currency translation losses required to be recognized upon the substantial liquidation or disposition of foreign entities, which was recorded in other (expense) income, net in the consolidated statements of income, and $49 million of non-cash charges in one of our Emerging Growth Businesses relating to a customer that recently entered into a multi-jurisdictional restructuring effort including insolvency filings in certain countries. These charges primarily relate to the full write-down of upfront payments made to the customer, which were determined to be nonrecoverable, and recorded as a charge to net sales in the consolidated statements of income. Remaining activity relates to disposal costs and inventory write-offs associated with the exit of certain facilities and product lines. As of December 31, 2024, the severance accrual of $34 million was reflected within other accrued liabilities on the consolidated balance sheet and is expected to be substantially paid within the next twelve months.

During the year ended December 31, 2023, Corning recorded $471 million in severance, asset write-offs and other related charges. Capacity optimization charges include asset write-offs associated with the exit of certain facilities, product lines and other exit activities primarily within Optical Communications, Specialty Materials and Life Sciences. Severance charges were recorded across all segments and as of December 31, 2023, the severance accrual of $118 million was reflected within other accrued liabilities on the consolidated balance sheet.
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
The following table presents revenues by product category (in millions):

	Year ended December 31,
	2024	2023	2022
Telecommunication products	$4,657	$4,012	$5,023
Display products	2,727	2,694	2,829
Specialty glass products	2,000	1,854	1,996
Environmental substrate and filter products	1,565	1,660	1,492
Life science products	933	922	1,187
Polycrystalline silicon products	865	1,014	1,191
All other products	371	432	471
Total Revenue	$13,118	$12,588	$14,189
Customer Deposits
As of December 31, 2024 and 2023, Corning had customer deposits of approximately $1.1 billion and $1.2 billion, respectively. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements, generally over a period of up to 10 years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.
For the years ended December 31, 2024, 2023 and 2022, customer deposits recognized were $195 million, $103 million and $198 million, respectively.
Refer to Note 9 (Other Assets and Other Liabilities) for additional information.
Deferred Revenue
As of December 31, 2024 and 2023, Corning had deferred revenue of approximately $833 million and $860 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long term supply agreements.
Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. During the years ended December 31, 2024, 2023 and 2022, the amount of deferred revenue recognized in the consolidated statements of income was not material.
Refer to Note 9 (Other Assets and Other Liabilities) for additional information.

4. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2024	2023
Finished goods	$1,323	$1,242
Work in process	547	551
Raw materials and accessories	413	445
Supplies and packing materials	441	428
Inventories	$2,724	$2,666
5. Leases
The following table presents the components of lease cost (in millions) (1):

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$170	$171	$147
Variable lease cost	55	57	51
Short-term lease cost	3	2	2
Total lease cost	$228	$230	$200
(1)Finance lease costs were not material for the years ended December 31, 2024, 2023 and 2022.
The following table presents the components of cash paid for amounts included in the measurement of lease liabilities (in millions) (1):

	December 31,
	2024	2023	2022
Operating cash outflows from operating leases	$139	$153	$116
(1)Cash payments for operating leases have been classified as operating activities on the consolidated statements of cash flows. Principal and interest payments for finance leases have been classified as financing activities and operating activities, respectively, on the consolidated statements of cash flows, and were not material for the years ended December 31, 2024, 2023 and 2022.
The following table presents supplemental consolidated balance sheet information (in millions, except lease term and discount rate) (1):

		December 31,
	Location of lease balances	2024	2023
Operating lease right-of-use assets	Other assets	$796	$883
Operating lease liabilities - current	Other accrued liabilities	$95	$112
Operating lease liabilities - noncurrent	Other liabilities	$785	$846

Weighted-average remaining lease term (in years)		13.2	13.6
Weighted-average discount rate		4.5%	4.4%
(1)Finance leases were not material as of December 31, 2024 and 2023.

5. Leases (Continued)
As of December 31, 2024, maturities of operating lease liabilities are as follows (in millions) (1):

December 31, 2024
2025	$129
2026	$109
2027	$92
2028	$82
2029	$81
After 2029	$697
Total operating payments	$1,190
Less: imputed discount	$310
Present value of lease payments	$880
(1)Finance leases were not material as of December 31, 2024.
As of December 31, 2024, Corning had additional operating leases, primarily for new production equipment, that have not yet commenced or been recorded, of approximately $138 million on an undiscounted basis. These operating leases will commence in 2025 with lease terms of four years.
On March 12, 2024, Corning entered into a synthetic lease (“Facility Lease”) for a solar manufacturing facility in Hemlock, Michigan (the “Facility”), for which the Company is the construction agent on behalf of the lessor, with an estimated construction cost of approximately $835 million.

The Facility Lease will commence upon completion of construction of the Facility, which is expected to be in the later part of 2025, and has a lease term of five years with options to renew the lease or purchase the facility. The Facility Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.1 billion, of which $24 million, $92 million, $88 million, $85 million and $82 million is to be paid in 2025, 2026, 2027, 2028 and 2029, respectively, and $685 million is to be paid thereafter.

In conjunction with the Facility Lease, Corning entered into an equipment lease (“Equipment Lease”) on June 17, 2024, with an estimated purchase and installation cost of $365 million, for the equipment to be installed and operated within the Facility. The Company is the procurement and installation agent on behalf of the lessor.

The Equipment Lease will commence upon completion of the equipment installation, which is expected to be in the later part of 2025, and has a lease term of five years with obligations to purchase the equipment at lease maturity. The Equipment Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. The estimated undiscounted lease payments are approximately $434 million, of which $24 million, $95 million, $90 million, $85 million and $81 million is to be paid in 2025, 2026, 2027, 2028 and 2029, respectively, and $59 million is to be paid thereafter.

6. Income Taxes
The following table presents the components of income before income taxes (in millions):

	Year ended December 31,
	2024	2023	2022
U.S. companies	$303	$105	$1,157
Non-U.S. companies	510	711	640
Income before income taxes	$813	$816	$1,797
The following table presents the current and deferred amounts of the provision for income taxes, based on the location of the taxing authority (in millions):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$(77)	$(82)	$(191)
State and municipal	(6)	(13)	(16)
Foreign	(171)	(148)	(250)
Deferred:
Federal	63	76	52
State and municipal	6	7	8
Foreign	(36)	(8)	(14)
Provision for income taxes	$(221)	$(168)	$(411)
The following table presents the reconciliation of the statutory U.S. federal income tax rate to the effective tax rate:

	Year ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax provision (benefit), net of federal effect	0.2	(0.3)	0.7
Non-deductible Items	9.1	5.2	0.5
Release of cumulative translation losses	6.0
Audit settlements & change in reserve	4.8	4.8	3.7
Differential arising from foreign earnings (1)	1.6	0.3	2.2
Remeasurement of deferred tax assets and liabilities	(0.8)	(0.3)	(0.1)
Stock compensation	(0.9)	(2.1)	(0.8)
Valuation allowance	(2.3)	5.7	2.1
Foreign derived intangible income	(2.7)	(2.3)	(2.7)
Tax credits	(3.9)	(6.9)	(3.3)
Non-Taxable Items	(5.6)	(4.0)
Intercompany loan adjustment			0.6
Other items, net	0.7	(0.5)	(1.0)
Effective tax rate	27.2%	20.6%	22.9%
(1)Includes impact of intercompany asset sales.

6. Income Taxes (Continued)
During the year ended December 31, 2024, the Company distributed $600 million from foreign subsidiaries to their respective U.S. parent companies. As of December 31, 2024, Corning has approximately $1.6 billion of indefinitely reinvested foreign earnings. It remains impracticable to calculate the tax cost of repatriating unremitted earnings which are considered indefinitely reinvested.
The following table presents the tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities (in millions):

	December 31,
	2024	2023
Loss and tax credit carryforwards (1)	$218	$275
Other assets	246	245
Research and development capitalization	428	362
Asset impairments and restructuring reserves	32	43
Postretirement medical and life benefits	90	103
Other accrued liabilities	375	319
Other employee benefits	291	344
Gross deferred tax assets	1,680	1,691
Valuation allowances (1)	(173)	(207)
Total deferred tax assets	1,507	1,484
Intangible and other assets	(110)	(117)
Fixed assets	(212)	(223)
Finance leases	(192)	(209)
Total deferred tax liabilities	(514)	(549)
Net deferred tax assets	$993	$935
(1)The Company also has Luxembourg deferred tax asset net operating losses of up to $2.9 billion that have a remote possibility of realization and therefore, are not recognized in the deferred tax table above.
Net deferred tax assets on the consolidated balance sheets consisted of the following (in millions):

	December 31,
	2024	2023
Deferred tax assets	$1,130	$1,153
Other liabilities	(137)	(218)
Net deferred tax assets	$993	$935
The following table presents details of the deferred tax assets for loss and tax credit carryforwards (in millions):

		Expiration
	Total	2025-2029	2030-2034	2035-2044	Indefinite
Net operating losses	$213	$50	$16	$25	$122
Tax credits	5	1	4
Balance as of December 31, 2024	$218	$51	$20	$25	$122
The following table presents the changes in the deferred tax valuation allowance (in millions):

	2024	2023	2022
Balance as of January 1	$207	$166	$138
Additions	26	66	81
Reductions	(60)	(25)	(53)
Balance as of December 31	$173	$207	$166

6. Income Taxes (Continued)
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2024	2023	2022
Balance as of January 1	$373	$206	$178
Additions based on tax positions related to the current year	41	54	10
Additions for tax positions of prior years	6	127	24
Reductions for tax positions of prior years	(6)	(3)	(5)
Settlements and lapse of statute of limitations	(3)	(11)	(1)
Balance as of December 31	$411	$373	$206
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
As of December 31, 2024, unrecognized tax benefits that would impact the Company’s effective tax rate if recognized were $203 million.
Interest and penalties associated with uncertain tax positions are recognized as part of tax expense. For the years ended December 31, 2024, 2023 and 2022, the amount recognized was not material.
It is possible that the amount of unrecognized tax benefits will change due to one or more of the following events during the next twelve months: audit activity, tax payments, or final decisions in matters that are the subject of controversy in various jurisdictions. The Company believes that adequate tax reserves are provided for these matters. As of December 31, 2024, the Company is not expecting any significant movements in the uncertain tax benefits in the next twelve months.
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
Corning’s foreign subsidiaries file income tax returns in the countries where their operations are located. Generally, these countries have statutes of limitations ranging from 3 to 10 years. The statute of limitations is closed through the following years in these major jurisdictions: China (2015), Japan (2017), Taiwan (2019) and South Korea (2015).
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. During 2023, $99 million was no longer under dispute and was refunded to the Company. The non-current receivable balance was $253 million and $261 million as of December 31, 2024 and December 31, 2023, respectively, for the amount on deposit with the South Korean government. Corning believes that it is more likely than not that the Company will prevail in the appeals process relating to these matters.

7. Property, Plant and Equipment, Net of Accumulated Depreciation
Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	December 31,
	2024	2023
Land	$375	$412
Buildings	5,650	5,931
Equipment (1)	20,007	20,896
Construction in progress	1,819	1,944
Subtotal	27,851	29,183
Accumulated depreciation	(14,492)	(14,553)
Property, plant and equipment, net of accumulated depreciation (2)	$13,359	$14,630
(1)Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. As of December 31, 2024 and 2023, the carrying value of precious metals was $2.8 billion and $3.1 billion, respectively, and significantly lower than the fair market value. Depletion expense for precious metals for the years ended December 31, 2024, 2023 and 2022 was $29 million, $35 million and $27 million, respectively.
(2)Approximately $31 million, $40 million and $48 million of interest costs were capitalized as part of property, plant and equipment during the years ended December 31, 2024, 2023 and 2022, respectively.
8. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill (in millions):

	Optical Communications	Display Technologies	Specialty Materials	Life Sciences	Hemlock and Emerging Growth Businesses	Total
Balance as of December 31, 2022	$905	$121	$151	$606	$611	$2,394
Foreign currency translation adjustment and other	(1)	(2)		1	(12)	(14)
Balance as of December 31, 2023	$904	$119	$151	$607	$599	$2,380
Acquired goodwill		11				11
Foreign currency translation adjustment and other	(14)	(9)	(14)	(1)	10	(28)
Balance as of December 31, 2024	$890	$121	$137	$606	$609	$2,363
As of December 31, 2024 and 2023, Corning’s gross goodwill balance was $8.9 billion and accumulated impairment losses were $6.5 billion. Accumulated impairment losses were generated primarily through goodwill impairments related to the Optical Communications segment.

Other Intangible Assets, Net
Other intangible assets, net consisted of the following (in millions):

	December 31,
	2024			2023
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks & trade names	$407	$266	$141	$493	$318	$175
Customer lists and other (1)	1,391	780	611	1,464	734	730
Other intangible assets, net	$1,798	$1,046	$752	$1,957	$1,052	$905
(1)Other consists of intangible assets related to developed technologies and intellectual know-how.

8. Goodwill and Other Intangible Assets (Continued)
Corning’s amortized intangible assets are primarily related to Optical Communications, Life Sciences and certain businesses within Hemlock and Emerging Growth Businesses. The net carrying amount of intangible assets decreased during the year, primarily driven by amortization of $121 million.
Annual amortization expense is expected to be approximately $118 million, $98 million, $95 million, $88 million and $69 million for years 2025 through 2029, respectively.
9. Other Assets and Other Liabilities
Other assets consisted of the following (in millions):

	December 31,
	2024	2023
Current assets:
Derivative instruments (Note 13)	$619	$501
Other current assets	828	694
Other current assets	$1,447	$1,195

Non-current assets:
Derivative instruments (Note 13)	$360	$130
South Korean tax deposits (Note 6)	253	261
Operating leases (Note 5)	796	883
Investments	394	414
Other non-current assets	336	532
Other assets	$2,139	$2,220
Other liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Current liabilities:
Wages and employee benefits	$883	$609
Income taxes (Note 6)	109	69
Derivative instruments (Note 13)	348	66
Deferred revenue (Note 3)	190	181
Customer deposits (Note 3)	127	148
Short-term operating leases (Note 5)	95	112
Other current liabilities	1,369	1,348
Other accrued liabilities	$3,121	$2,533

Non-current liabilities:
Defined benefit pension plan liabilities (Note 11)	$529	$721
Derivative instruments (Note 13)	273	31
Deferred revenue (Note 3)	643	679
Customer deposits (Note 3)	983	1,083
Deferred tax liabilities (Note 6)	137	218
Long-term operating leases (Note 5)	785	846
Other non-current liabilities	1,175	1,131
Other liabilities	$4,525	$4,709

10. Debt
Debt consisted of the following (in millions):

	December 31,
	2024	2023

Long-term debt
Debentures, 6.85%, due 2029	$156	$157
Debentures, 7.25%, due 2036	249	249
Debentures, 4.70%, due 2037	297	296
Debentures, 5.75%, due 2040	397	396
Debentures, 4.75%, due 2042	497	497
Debentures, 5.35%, due 2048	545	545
Debentures, 3.90%, due 2049	396	395
Debentures, 4.375%, due 2057	743	743
Debentures, 5.85%, due 2068	297	297
Debentures, 5.45%, due 2079	1,087	1,086
Yen-denominated debentures, 0.698%, due 2024		149
Yen-denominated debentures, 0.722%, due 2025	64	71
Yen-denominated debentures, 0.992%, due 2027	236	263
Yen-denominated debentures, 1.043%, due 2028	163	181
Yen-denominated debentures, 1.219%, due 2030	159	177
Yen-denominated debentures, 1.153%, due 2031	198	221
Yen-denominated debentures, 1.583%, due 2037	63	71
Yen-denominated debentures, 1.513%, due 2039	37	41
Euro-denominated notes, 3.875%, due 2026	311	330
Euro-denominated notes, 4.125%, due 2031	568	602
Financing Leases, average discount rate 4.5%, due through 2044	174	195
Other, average rate 3.61%, due through 2042	575	564
Total long-term debt, including current portion	7,211	7,526
Less current portion of long-term debt	326	320
Long-term debt	$6,885	$7,206
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.4 billion and $7.0 billion as of December 31, 2024 and 2023, respectively, compared to recorded book values of $6.9 billion and $7.2 billion as of December 31, 2024 and 2023, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
Corning did not have outstanding commercial paper as of December 31, 2024 and 2023.
Corning’s existing revolving credit agreement provides a committed $1.5 billion unsecured multi-currency line of credit which is scheduled to mature in 2027. There were no outstanding amounts under this facility as of December 31, 2024 and 2023.
Corning is the obligor to Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of December 31, 2024 and 2023, amounts outstanding under these facilities totaled $314 million and $293 million, respectively, and these facilities had variable interest rates ranging from 2.8% to 3.9% and 3.2% to 4.1%, respectively, and maturities ranging from 2025 to 2032. As of December 31, 2024, Corning had 0.2 billion Chinese yuan of unused capacity, equivalent to approximately $31 million.

10. Debt (Continued)
The following table presents debt maturities by year as of December 31, 2024 (in millions) (1):

2025	2026	2027	2028	2029	Thereafter
$326	$383	$290	$193	$197	$5,910
(1)Excludes impact of bond discounts and deferred expenses and includes obligations relating to finance leases that have commenced. For the estimated undiscounted lease payments associated with leases entered into but not yet commenced, refer to Note 5 (Leases) for additional information.
In 2024, the Company entered into various cross currency swap contracts to economically lock in unrealized foreign exchange gains relating to a portion of the Company’s Japanese yen-denominated debt due in 2027 and 2028. Refer to Note 13 (Financial Instruments) for additional information.
Debt Issuances and Redemptions
During the year ended December 31, 2024, Corning repaid ¥21.0 billion (equivalent to $143 million) aggregate principal amount of its 0.698% debentures due 2024.
During the year ended December 31, 2023, Corning repurchased a total of ¥14.7 billion (equivalent to $100 million) of debt comprised of ¥9.8 billion aggregate principal amount of its 0.992% debentures due 2027 and ¥4.9 billion aggregate principal amount of its 1.043% debentures due 2028. The repurchase transactions resulted in an insignificant gain in the current period.
On May 15, 2023, the Company issued €300 million 3.875% Notes due 2026 (“2026 Notes”) and €550 million 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance. The net proceeds received were approximately $918 million and will be used for general corporate purposes. As of December 31, 2024 and 2023, the U.S. dollar equivalent carrying value of the euro-denominated long-term debt was $879 million and $932 million, respectively.
The full amounts of the 2026 Notes and 2031 Notes have been designated as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. Refer to Note 13 (Financial Instruments) for additional information.
11. Employee Retirement Plans
Defined Benefit Plans
Corning has defined benefit pension plans covering certain domestic and international employees. The Company may contribute, as necessary, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During the year ended December 31, 2024, no voluntary cash contributions were made to domestic plans and cash contributions of $9 million were made to international pension plans. During the year ended December 31, 2023, no voluntary cash contributions were made to domestic plans and cash contributions of $25 million were made to international defined benefit plans. In 2025, the Company plans to make cash contributions of $10 million to international pension plans.
Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements. In 2024 and 2023, no voluntary cash contributions were made to domestic postretirement plans. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, Corning has placed a “cap” on the amount to be contributed toward retiree medical coverage in the future. The cap is equal to 120% of the 2005 contributions toward retiree medical benefits. Once contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and attained for pre-65 retirees in 2010. Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical benefits upon retirement; however, these employees will pay 100% of the cost.

11. Employee Retirement Plans (Continued)
Obligations and Funded Status
The following table presents the change in benefit obligation and the funded status of the defined benefit pension and post-retirement benefit plans (in millions):

	Domestic pension benefits		International pension benefits		Postretirement benefits
	2024	2023	2024	2023	2024	2023

Change in benefit obligation
Benefit obligation at beginning of year	$3,311	$3,182	$578	$549	$425	$434
Service cost	79	80	20	18	3	5
Interest cost	165	168	20	20	19	23
Plan participants’ contributions					9	9
Plan amendments					(26)
Actuarial (gain) loss	(100)	89	(17)	9	(32)	(7)
Divestiture			(1)		(3)
Other (1)	6	14	(8)	(3)		1
Benefits paid	(241)	(222)	(31)	(25)	(33)	(40)
Foreign currency translation			(36)	10
Benefit obligation at end of year	$3,220	$3,311	$525	$578	$362	$425

Change in plan assets
Fair value of plan assets at beginning of year	$2,760	$2,683	$405	$381	$—	$5
Actual gain (loss) on plan assets	303	281	(6)	10
Employer contributions	20	18	17	32	24	26
Plan participants’ contributions					9	9
Benefits paid	(241)	(222)	(28)	(25)	(33)	(40)
Foreign currency translation			(26)	7
Fair value of plan assets at end of year	$2,842	$2,760	$362	$405	$—	$—

Funded status at end of year
Fair value of plan assets	$2,842	$2,760	$362	$405	$—	$—
Benefit obligations	(3,220)	(3,311)	(525)	(578)	(362)	(425)
Funded status of plans	$(378)	$(551)	$(163)	$(173)	$(362)	$(425)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent asset			$16	$24
Current liability	$(18)	$(17)	(7)	(8)	$(27)	$(27)
Noncurrent liability	(360)	(534)	(172)	(189)	(335)	(398)
Recognized liability	$(378)	$(551)	$(163)	$(173)	$(362)	$(425)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$64	$259	$12	$10	$(220)	$(212)
Prior service cost (credit)	29	34			(29)	(10)
Amounts recognized at end of year	$93	$293	$12	$10	$(249)	$(222)
(1)Other consists of domestic plan special termination benefits charge and curtailment and international plan settlements. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) in the notes to the consolidated financial statements for more information.

11. Employee Retirement Plans (Continued)
Across total pension benefits, an actuarial gain of $0.1 billion was recognized in 2024 primarily due to increases in bond yields during the year, leading to domestic plan weighted-average discount rates that were 51 basis points higher than 2023, partially offset by international plan weighted-average discount rates that were 20 basis points lower than 2023. In 2023, an actuarial loss of $0.1 billion was recognized primarily due to decreases in bond yields during the year, leading to domestic and international plan weighted-average discount rates that were 34 and 16 basis points lower, respectively, than 2022. The accumulated benefit obligation for defined benefit pension plans was $3.6 billion and $3.7 billion as of December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, postretirement benefits actuarial gains of $32 million and $7 million, respectively, were recognized. The increase in actuarial gain recognized is primarily due to changes in weighted-average discount rates in response to bond yields during the year. For the years ended December 31, 2024 and 2023, the changes in weighted-average discount rates were an increase of 42 basis points and a decrease of 34 basis points, respectively.
The following table presents information for pension plans where the projected benefit obligation or the accumulated benefit obligation exceeded the fair value of plan assets (in millions):

	December 31,
	2024	2023
Projected benefit obligation	$3,432	$3,540
Fair value of plan assets	$2,875	$2,791
Accumulated benefit obligation	$494	$3,376
Fair value of plan assets	$33	$2,791
The following table presents the components of net periodic benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other (expense) income, net in the consolidated statements of income (in millions):

	Domestic pension benefits			International pension benefits			Postretirement benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$79	$80	$105	$20	$18	$22	$3	$5	$9
Interest cost	165	168	98	20	20	11	19	23	15
Expected return on plan assets	(179)	(176)	(210)	(16)	(13)	(9)
Amortization of prior service cost (credit)	6	6	6			(1)	(7)	(5)	(5)
Amortization of actuarial gain							(24)	(22)	(5)
Recognition of actuarial (gain) loss	(31)	(16)	29	6	1	8
Total net periodic benefit expense (income)	$40	$62	$28	$30	$26	$31	$(9)	$1	$14
Settlement charge						$2
Curtailment charge		$3
Special termination benefit charge	$6	15	$2					$1
Total expense (income)	$46	$80	$30	$30	$26	$33	$(9)	$2	$14

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Curtailment effects	$(1)	$(4)
Settlements						$11
Current year actuarial (gain) loss	(225)	(16)	$16	$5	$14	(27)	$(32)	$(8)	$(209)
Amortization of actuarial (loss) gain				(9)			24	22	5
Recognition of actuarial gain (loss)	31	16	(29)	2	1	20
Current year prior service cost (credit)			28				(26)
Amortization of prior service (cost) credit	(6)	(6)	(6)			1	7	5	5
Total recognized in other comprehensive (loss) income	$(201)	$(10)	$9	$(2)	$15	$5	$(27)	$19	$(199)

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
Corning uses the base mortality assumption (PRI-2012 white collar table and PRI-2012 blue collar table for non-union and union participants, respectively) to value its U.S. benefit plan obligation. In addition, Corning uses the MP-2020 projection scale and the mortality assumption applied to disabled participants (PRI-2012 disabled mortality base table with future improvements using MP-2020). As the Society of Actuaries publishes additional mortality improvement scales and base mortality tables, Corning considers these revised schedules in setting its mortality assumptions.
Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.
The following table presents the weighted-average assumptions used to determine benefit obligations:

	Pension benefits
	Domestic			International			Postretirement benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.67%	5.16%	5.50%	2.10%	2.30%	2.46%	5.66%	5.24%	5.58%
Rate of compensation increase	3.50%	3.97%	3.48%	2.61%	3.74%	3.73%
Cash balance crediting rate	4.44%	4.22%	4.14%	0.93%	0.82%	0.82%
Employee contributions crediting rate	5.10%	5.25%	4.62%
The following table presents the weighted-average assumptions used to determine net periodic benefit expense (income):

	Pension benefits
	Domestic			International			Postretirement benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.16%	5.50%	2.88%	2.30%	2.46%	1.20%	5.24%	5.58%	2.99%
Expected return on plan assets	6.75%	6.75%	6.00%	4.34%	3.85%	1.64%
Rate of compensation increase	3.98%	3.87%	3.50%	3.74%	3.73%	3.63%
Cash balance crediting rate	4.21%	3.86%	3.86%	0.82%	0.82%	0.91%
Employee contributions crediting rate	5.25%	4.62%	1.57%
The following table presents the assumed health care trend rates:

Assumed health care trend rates as of December 31	2024	2023
Health care cost trend rate assumed for next year (pre-65 / post-65 retirees)	7.00% / 7.00%	6.75% / 14.75%
Ultimate health care trend rate	5%	5%
Year that the rate reaches the ultimate trend rate	2033	2031

11. Employee Retirement Plans (Continued)
Plan Assets
The Company’s primary objective is to ensure the plan has sufficient return on assets to fund the plan’s current and future obligations as they become due. Investments are primarily made in public securities to ensure adequate liquidity to support benefit payments. Corning has a diversification to the portfolio through the investment in domestic stocks. The target allocation range equity investment is 50% which includes large, mid and small-cap companies and investments in developed markets. The target allocation for bond investments is 50%, which includes corporate bonds. Long-duration fixed income assets are utilized to mitigate the sensitivity of funding ratios to changes in interest rates.
The following table presents the fair values of domestic defined benefit and post-retirement benefit plan assets, by asset category (in millions):

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$1,261		$1,261		$1,260	$9	$1,251
International companies

Fixed income:
U.S. treasury bonds	294	$294			204	204
U.S. corporate bonds	876		876		946		946

Preferred securities					1		1
Private equity (1)
Real estate (2)	2			$2	3			$3
Cash equivalents	409	357	52		346	339	7
Total	$2,842	$651	$2,189	$2	$2,760	$552	$2,205	$3
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
The following table presents the fair values of international defined benefit plan assets, by asset category (in millions):

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income:
International fixed income	$94	$94			$96	$96
Insurance contracts	167			$167	195			$195
Mortgages	33			33	43			43
Cash equivalents	52	52			59	59

Other	16			16	12			12
Total	$362	$146	$—	$216	$405	$155	$—	$250

11. Employee Retirement Plans (Continued)
The following table presents the changes in the fair value of the defined benefit plans’ Level 3 assets (in millions):

	Domestic		International
	Private equity	Real estate	Mortgages	Insurance contracts	Other
Balance as of December 31, 2022	$24	$7	$42	$192	$11
Actual return on plan assets relating to assets still held at the reporting date	(12)		1
Actual return on plan assets relating to assets sold during the reporting period
Asset (sales) purchases	(12)	(4)		3	1
Balance as of December 31, 2023	$—	$3	$43	$195	$12
Actual return on plan assets relating to assets still held at the reporting date			2
Actual return on plan assets relating to assets sold during the reporting period
Asset (sales) purchases		(1)	(12)	(1)	4
Change in insurance contract valuation				(27)
Balance as of December 31, 2024	$—	$2	$33	$167	$16
Credit Risk
41% of domestic plan assets are invested in bonds with an average credit rating of AA-. These bonds are subject to both credit and default risk and changes in the risk could lead to a decline in the value of these bonds.
Liquidity Risk
Less than 1% of the domestic securities are invested in Level 3 securities. These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.
As of December 31, 2024 and 2023, the amount of Corning common stock included in equity securities was not significant.
Cash Flow Data
The following table presents the gross benefit payments expected to be paid for domestic and international defined benefit pension plans and the postretirement medical and life plans (in millions):

	Expected benefit payments
	Domestic pension benefits	International pension benefits	Postretirement benefits
2025	$253	$28	$27
2026	$255	$37	$27
2027	$266	$34	$28
2028	$268	$37	$28
2029	$270	$38	$28
2030-2034	$1,283	$204	$139
Other Benefit Plans
Corning offers defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $110 million, $118 million and $117 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Purchase Commitments
Purchase obligations are enforceable and legally binding obligations. The Company has purchase commitments primarily for raw materials and energy-related take-or-pay contracts. Commitments made under these obligations as of December 31, 2024 are as follows (in millions):

	Amount of commitment expiration per period
	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Purchase obligations	$285	$204	$124	$428
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
Dow Corning Environmental Claims
Beginning in September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites. Subject to certain conditions and limits, Corning may be required to indemnify Dow for up to 50% of such losses. As of December 31, 2024, Corning has determined that a potential liability for these environmental matters is probable and the amount reserved was not material.
Environmental Litigation
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of December 31, 2024 and 2023, Corning had accrued approximately $78 million and $88 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

13. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis as of December 31, 2024 and 2023 (in millions):

	December 31, 2024			December 31, 2023
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$928	$106	$(69)	$241	$287

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,339	14	(77)	1,988	20	$(17)
Translated earnings contracts (4)	9,817	859	(327)	5,042	324	(80)
Cross currency swap contracts	439		(148)
Total derivatives	$13,523	$979	$(621)	$7,271	$631	$(97)

Current		$619	$(348)		$501	$(66)
Non-current		360	(273)		130	(31)
Total derivatives		$979	$(621)		$631	$(97)
(1)All of the Company’s derivative contracts are measured at fair value and are classified as Level 2 within the fair value hierarchy. Derivative assets are presented in other current assets or other assets in the consolidated balance sheets. Derivative liabilities are presented in other accrued liabilities or other liabilities in the consolidated balance sheets.
(2)The amounts above do not include €850 million of euro-denominated debt ($879 million and $932 million equivalent as of December 31, 2024 and 2023, respectively), which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of December 31, 2024, derivatives designated as hedging instruments include foreign exchange cash flow hedges with gross notional amounts of $928 million and fair value hedges of leased precious metals with a gross notional amount of 12,694 troy ounces. As of December 31, 2023, derivatives designated as hedging instruments include foreign exchange cash flow hedges with gross notional amounts of $241 million and fair value hedges of leased precious metals with a gross notional amount of 20,160 troy ounces. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amounts of $104 million and $229 million as of December 31, 2024 and 2023, respectively.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of December 31, 2024, the Company has $141 million and $172 million recorded in other accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.
The following table summarizes the total gross notional value for translated earnings contracts as of December 31, 2024 and 2023 (in millions):

	Year ended December 31,
	2024	2023
Average rate forward contracts:
Chinese yuan-denominated	$864	$684
Japanese yen-denominated	259	463
South Korean won-denominated	1,151	1,609
New Taiwan dollar-denominated	503	198
Euro-denominated	1,538
Mexican peso-denominated	320
Option contracts:
Japanese yen-denominated	4,997	2,088
Euro-denominated	185
Total gross notional value for translated earning contracts	$9,817	$5,042

13. Financial Instruments (Continued)
The following tables summarize the effect in the consolidated statements of income relating to Corning’s derivative financial instruments (in millions). The accumulated derivative (loss) gain included in accumulated other comprehensive loss on the consolidated balance sheets as of December 31, 2024 and 2023 is $(11) million and $54 million, respectively.

	(Loss) gain recognized in other comprehensive income (OCI)			Location of gain (loss) reclassified from accumulated OCI into income effective (ineffective)	Gain (loss) reclassified from accumulated OCI into income
	2024	2023	2022		2024	2023	2022
Derivatives hedging relationships for cash flow and fair value hedges:
Foreign exchange and precious metals lease contracts	$(18)	$81	$52	Net sales			$52
				Cost of sales	$47	$49	32
				Other (expense) income, net	(1)	(3)	(3)
Total cash flow and fair value hedges	$(18)	$81	$52		$46	$46	$81

	(Loss) gain recognized in income
Undesignated derivatives	2024	2023	2022	Location of gain recognized in income
Foreign exchange contracts	$(80)	$26	$46	Other (expense) income, net
Translated earnings contracts	83	161	351	Translated earnings contract gain, net
Cross currency swap contracts	(15)			Other (expense) income, net
Total undesignated	$(12)	$187	$397

Cross Currency Swap Contracts

Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the U.S. dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income. In 2024, to economically lock in unrealized foreign exchange gains, the Company entered into various cross currency swap contracts relating to a portion of the Company’s Japanese yen-denominated debt due in 2027 and 2028. The cross currency swap contracts have expiration dates in 2027 and 2028. At inception of these instruments, Corning received a net from the counterparties, representing an exchange of the notional amounts at a fixed foreign exchange rate of Japanese yen to U.S. dollar and was initially recorded as a derivative liability. The net payments received were $134 million and as of December 31, 2024, the fair value of this derivative liability is $148 million.

Net Investment Hedges
In May 2023, Corning designated the full amount of its euro-denominated 2026 Notes and 2031 Notes with a total notional amount of €850 million, which are non-derivative financial instruments, as net investment hedges against our investments in certain European subsidiaries with euro functional currencies. As of December 31, 2024, the net investment hedges are deemed to be effective. During the years ended December 31, 2024 and 2023, foreign currency gains of $55 million and foreign currency losses of $5 million, respectively, associated with these net investment hedges were recognized in other comprehensive income.
Leased Precious Metals Contracts
The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $58 million and $90 million, respectively, as of December 31, 2024 and 2023. The carrying amount of the leased precious metals pool includes cumulative fair value loss of $108 million and $239 million as of December 31, 2024 and 2023, respectively. These losses are offset by changes in the fair value of the hedges.

14. Shareholders’ Equity
Common Stock Dividends
On February 12, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share common stock, which will be payable on March 28, 2025.
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
Pursuant to the SRA, with respect to the remaining 80 million common shares outstanding held by SDC, 58 million shares are subject to a seven-year lock-up period expiring in 2027. The remaining 22 million common shares can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of December 31, 2024, 2023 and 2022, the fair value of the liability associated with this option, measured using Level 2 significant other observable inputs, was not material.
Share Repurchases
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2024, approximately $3.1 billion remains available under the Company’s 2019 Authorization.
During the years ended December 31, 2024 and 2022, the Company repurchased 4.4 million and 6.0 million shares of common stock for approximately $165 million and $221 million, respectively. No shares were repurchased during the year ended December 31, 2023.
The following table presents changes in capital stock (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost
Balance as of December 31, 2021	1,815	$907	(970)	$(20,263)

Shares issued to benefit plans and for option exercises	5	3
Shares purchased for treasury			(6)	(221)
Other, net (1)			(1)	(48)
Balance as of December 31, 2022	1,820	$910	(977)	$(20,532)

Shares issued to benefit plans and for option exercises	11	6
Other, net (1)			(3)	(105)
Balance as of December 31, 2023	1,831	$916	(980)	$(20,637)

Shares issued to benefit plans and for option exercises	10	5
Shares purchased for treasury, net			(4)	(163)
Other, net (1)			(3)	(82)
Balance as of December 31, 2024	1,841	$921	(987)	$(20,882)
(1)Includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

14. Shareholders’ Equity (Continued)
Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive loss, including the proportionate share of equity method investees’ accumulated other comprehensive loss (in millions) (1):

	Foreign currency translation adjustments and other	Unamortized actuarial gains (losses) and prior service (costs) credits	Net unrealized losses on investments	Realized and unrealized gains (losses) on derivatives	Accumulated other comprehensive loss
Balance as of December 31, 2021	$(933)	$(272)	$(3)	$33	$(1,175)

Other comprehensive (loss) income before reclassifications (2)	$(762)	$151		$31	$(580)
Amounts reclassified from accumulated other comprehensive loss (5)		3		(61)	(58)
Equity method affiliates (6)	(17)				(17)
Net current-period other comprehensive (loss) income	(779)	154	—	(30)	(655)
Balance as of December 31, 2022	$(1,712)	$(118)	$(3)	$3	$(1,830)

Other comprehensive (loss) income before reclassifications (3)	$(235)	$1		$71	$(163)
Amounts reclassified from accumulated other comprehensive loss (5)		(25)		(35)	(60)
Equity method affiliates (6)	5				5
Net current-period other comprehensive (loss) income	(230)	(24)	—	36	(218)
Balance as of December 31, 2023	$(1,942)	$(142)	$(3)	$39	$(2,048)

Other comprehensive (loss) income before reclassifications (4)	$(713)	$192		$(45)	$(566)
Amounts reclassified from accumulated other comprehensive loss (5)	145	(8)		(46)	91
Equity method affiliates (6)	(20)				(20)
Net current-period other comprehensive (loss) income	(588)	184	—	(91)	(495)
Balance as of December 31, 2024	$(2,530)	$42	$(3)	$(52)	$(2,543)
(1)All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)Amounts are net of total tax benefit of $22 million, primarily driven by $29 million and $24 million related to foreign currency translation adjustments and the hedging component, respectively, offset by negative impacts of $31 million related to retirement plans.
(3)Amounts are net of total tax benefit of $19 million, primarily driven by $12 million and $8 million related to foreign currency translation adjustments and the hedging component, respectively, offset by negative impacts of $1 million related to retirement plans.
(4)Amounts are net of total tax benefit of $21 million, primarily driven by $50 million and $29 million related to foreign currency translation adjustments and the hedging component, respectively, offset by negative impacts of $58 million related to retirement plans.
(5)Tax effects of reclassifications are disclosed in the following table.
(6)Tax effects related to equity method affiliates are not significant in the reported periods.

14. Shareholders’ Equity (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss (“AOCI”) by component (in millions) (1):

	Amount reclassified from AOCI			Affected line item in the consolidated statements of income
	Year ended December 31
Details about AOCI Components	2024	2023	2022

Release of cumulative translation losses (2)	$(145)			Other (expense) income, net
				Provision for income taxes
	$(145)	$—	$—

Amortization of net actuarial gains (loss) (3)	$48	$39	$(4)	Other (expense) income, net
Amortization of prior service (cost) credit (3)	(38)	(1)		Other (expense) income, net
	10	38	(4)
	(2)	(13)	1	Provision for income taxes
	$8	$25	$(3)

Realized gains on designated hedges			$52	Sales
	$47	$49	32	Cost of sales
	(1)	(3)	(3)	Other (expense) income, net
	46	46	81
	—	(11)	(20)	Provision for income taxes
	$46	$35	$61

Total reclassifications for the period	$(91)	$60	$58
(1)Amounts in parentheses indicate debits to the consolidated statements of income.
(2)For the year ended December 31, 2024, amount relates to the recognition of non-cash cumulative foreign currency translation losses related to the substantial liquidation and disposition of foreign entities, which was recorded in other (expense) income, net in the consolidated statements of income.
(3)These accumulated other comprehensive loss components are included in net periodic pension cost. Refer to Note 11 (Employee Retirement Plans) in the notes to the consolidated financial statements for additional details.

15. Earnings Per Common Share
Basic earnings per common share are computed by dividing net income attributable to Corning Incorporated by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share assumes the issuance of common shares for all potentially dilutive securities outstanding.
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Year ended December 31,
	2024	2023	2022
Net income attributable to Corning Incorporated	$506	$581	$1,316

Weighted-average common shares outstanding - basic	853	848	843
Effect of dilutive securities:
Stock options and other awards	16	11	14
Weighted-average common shares outstanding - diluted	869	859	857
Basic earnings per common share	$0.59	$0.69	$1.56
Diluted earnings per common share	$0.58	$0.68	$1.54

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	0	2	1
Total	0	2	1
16. Share-Based Compensation
The following table presents share-based compensation cost and the unrecognized compensation cost by award type (in millions):

	Amount of share-based compensation cost recognized			Unrecognized compensation cost	Weighted-average remaining term in years
	Year ended December 31,			December 31,
	2024	2023	2022	2024
Time-based restricted stock and restricted stock units	$141	$172	$111	$113	1.5
Performance-based restricted stock units	123	36	52	30	1.5
Stock Options		2	7
Other	9	8	5
Total share-based compensation cost (1)	$273	$218	$175
(1)The income tax benefit realized from share-based compensation was $9 million, $17 million and $16 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, there were approximately 19 million unissued common shares available for future grants authorized under the Plans.

16. Share-Based Compensation (Continued)
Incentive Stock Plans
Time-Based Restricted Stock and Restricted Stock Units
The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units during the year ended December 31, 2024:

	Number of shares (in thousands)	Weighted-average grant-date fair value
Non-vested shares and share units as of December 31, 2023	13,321	$33.89
Granted	1,574	34.80
Vested	(5,877)	35.45
Forfeited	(562)	34.46
Non-vested shares and share units as of December 31, 2024	8,456	$32.94
The total fair value of time-based restricted stock and restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was approximately $208 million, $118 million and $93 million, respectively.
Performance-Based Restricted Stock Units
The following table summarizes the changes in non-vested performance-based restricted stock units during the year ended December 31, 2024:

	Number of shares (in thousands)	Weighted-average grant-date fair value
Non-vested share units as of December 31, 2023	2,026	$38.89
Granted	1,647	32.70
Vested	(1,135)	41.63
Performance adjustments	1,603	32.74
Forfeited	(101)	32.98
Non-vested share units as of December 31, 2024	4,040	$33.28
The total fair value of performance-based restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was approximately $47 million, $120 million and $5 million, respectively.
Stock Options
During the year ended December 31, 2024, 3.3 million options were exercised and 9 thousand options were forfeited and expired with a weighted-average exercise price of $23.37 and $19.97, respectively. As of December 31, 2024, 4.2 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.18, weighted average remaining contractual term of 4.2 years and aggregate intrinsic value of $99 million. As of December 31, 2023, 7.5 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $23.82.

The aggregate intrinsic value (market value of stock less option exercise price) represents the total pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2024, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.
There were no options granted in 2024, 2023 or 2022. The total fair value of options that vested during the years ended December 31, 2023 and 2022 was approximately $6 million and $20 million, respectively. There were no options that vested during the year ended December 31, 2024.
Proceeds received from the exercise of stock options were $76 million, with a corresponding realized tax benefit of $8 million, for the year ended December 31, 2024. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was approximately $56 million, $29 million and $36 million, respectively.

17. Reportable Segments
The Company has determined that it has five reportable segments for financial reporting purposes, organized primarily based on product offerings, as follows:
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
•Display Technologies – manufactures high quality glass substrates for flat panel displays including liquid crystal displays and organic light-emitting diodes that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices.
•Specialty Materials – manufactures products that provide material formulations for glass, glass ceramics and fluoride crystals to meet demand for unique customer needs across a wide variety of commercial and industrial markets, including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
•Environmental Technologies – manufactures ceramic substrates and filter products for emissions control systems in mobile applications.
•Life Sciences – develops, manufactures and supplies laboratory products, including labware, equipment, media, serum and reagents enabling workflow solutions for drug discovery and bioproduction.
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
The chief operating decision maker (“CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including employees, financial or capital resources, based on segment net income (loss), which includes certain corporate overhead allocations directly attributable to each of the segments. The CODM considers actual-to-actual variances on a quarterly basis when making decisions about allocating capital and other resources to the segments and to assess the performance for each segment.

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

17. Reportable Segments (Continued)
The Company believes that the use of constant-currency reporting allows management to understand segment results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts.
Constant-currency rates used are as follows and are applied to all periods presented and to all foreign exchange exposures during the period, with the exception of the Mexican peso as discussed above, even though we may be less than 100% hedged:

Currency	Japanese yen	Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican Peso
Rate	¥107	₩1,175	¥6.7	NT$31	€0.81	MX$20
In addition, certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net income. These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: the impact of translating the Japanese yen-denominated debt; the impact of the translated earnings contracts; acquisition-related costs; certain discrete tax items and other tax-related adjustments; restructuring, impairment and other charges and credits; certain litigation, regulatory and other legal matters; pension mark-to-market adjustments; and other non-recurring non-operational items. Although these amounts are excluded from segment results, they are included in reported consolidated results.
Corning’s administrative and staff functions are performed on a centralized basis and such costs and expenses are allocated among the segments differently than they would be for stand-alone financial reporting purposes. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income (loss) to net income. Segment net income (loss) may not be consistent with measures used by other companies.

17. Reportable Segments (Continued)
The following provides segment information as described above:
Segment Information (in millions)

	Optical Communications	Display Technologies	Specialty Materials	Environmental Technologies	Life Sciences	Hemlock and Emerging Growth Businesses	Total

For the year ended December 31, 2024
Segment net sales	$4,657	$3,872	$2,018	$1,665	$979	$1,278	$14,469
Less:
Research, development and engineering expenses (1)	274	110	253	100	22	168	927
Depreciation (2)	267	446	153	126	67	160	1,219
Other segment items (3)	3,330	2,047	1,283	986	810	1,007	9,463
Income tax provision (benefit) (4)	174	263	69	95	17	(2)	616
Segment net income (loss)	$612	$1,006	$260	$358	$63	$(55)	$2,244
Investment in affiliated companies, at equity	$4	$90	$15	$—	$—	$181	$290
Segment assets (5)	$3,506	$6,596	$2,489	$1,760	$800	$2,475	$17,626
Capital expenditures	$193	$256	$107	$33	$15	$193	$797

For the year ended December 31, 2023
Segment net sales	$4,012	$3,532	$1,865	$1,766	$959	$1,446	$13,580
Less:
Research, development and engineering expenses (1)	238	102	229	99	33	162	863
Depreciation (2)	263	481	149	129	69	144	1,235
Other segment items (3)	2,903	1,887	1,232	1,049	794	1,103	8,968
Income tax provision (4)	130	220	53	103	13	22	541
Segment net income	$478	$842	$202	$386	$50	$15	$1,973
Investment in affiliated companies, at equity	$3	$105	$11	$—	$3	$174	$296
Segment assets (5)	$3,241	$7,899	$2,476	$1,873	$782	$2,307	$18,578
Capital expenditures	$176	$363	$175	$31	$41	$303	$1,089

For the year ended December 31, 2022
Segment net sales	$5,023	$3,306	$2,002	$1,584	$1,228	$1,662	$14,805
Less:
Research, development and engineering expenses (1)	230	124	222	98	37	163	874
Depreciation (2)	249	547	155	128	60	146	1,285
Other segment items (3)	3,703	1,663	1,195	988	938	1,290	9,777
Income tax provision (4)	180	203	90	78	40	24	615
Segment net income	$661	$769	$340	$292	$153	$39	$2,254
Investment in affiliated companies, at equity	$3	$102	$8	$—	$4	$144	$261
Segment assets (5)	$3,295	$8,104	$2,419	$2,061	$862	$2,136	$18,877
Capital expenditures	$368	$495	$306	$110	$116	$218	$1,613
(1)Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(2)Depreciation expense includes an allocation of depreciation or corporate property not specifically identifiable to a segment.
(3)Other segment items for each reportable segment primarily includes the cost of materials, salaries, wages and benefits, including variable compensation, and selling, general and administrative expenses.
(4)Income tax provision (benefit) reflects a tax rate of 21%.
(5)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation, and associated equity companies.

17. Reportable Segments (Continued)
The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Year ended December 31,
	2024	2023	2022
Net sales of reportable segments	$13,191	$12,134	$13,143
Net sales of Hemlock and Emerging Growth Businesses	1,278	1,446	1,662
Impact of constant currency reporting (1)	(1,309)	(992)	(616)
Impairment of upfront fees to a customer (2)	(42)
Consolidated net sales	$13,118	$12,588	$14,189
(1)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(2)Amount represents non-cash charges to write-down upfront payments made to a customer. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) to the consolidated financial statements for additional information.
The following table presents a reconciliation of net (loss) income of reportable segments to consolidated net income (in millions):

	Year ended December 31,
	2024	2023	2022
Net income of reportable segments	$2,299	$1,958	$2,215
Net (loss) income of Hemlock and Emerging Growth Businesses	(55)	15	39
Unallocated amounts:
Impact of constant currency reporting	(989)	(744)	(480)
Translated earnings contract gain, net	83	161	348
Translation gain on Japanese yen-denominated debt, net	104	100	191
Litigation, regulatory and other legal matters	(12)	(61)	(100)
Research, development, and engineering expense (1)(2)	(151)	(162)	(163)
Amortization of intangibles	(121)	(122)	(123)
Interest expense, net	(248)	(244)	(237)
Income tax benefit	395	373	204
Pension mark-to-market	(3)	(15)	(11)
Severance charges (2)	(45)	(187)	(70)
Capacity optimization and other charges and credits (3)	(362)	(284)	(344)
(Loss) gain on sale of business	(31)		53
Other corporate items	(272)	(140)	(136)
Net income	$592	$648	$1,386
(1)Amount does not include research, development and engineering expense related to restructuring, impairment and other charges and credits and pension mark-to-market.
(2)Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.
(3)Amount includes charges associated with impairment losses, asset write-offs, accelerated depreciation, disposal costs, inventory write-downs and non-cash charges to write-down upfront payments made to a customer. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

17. Reportable Segments (Continued)
The following table presents a reconciliation of total assets of reportable segments to consolidated total assets (in millions):

	December 31,
	2024	2023	2022
Total assets of reportable segments	$15,151	$16,271	$16,741
Total assets of Hemlock and Emerging Growth Businesses	2,475	2,307	2,136
Unallocated amounts:
Current assets (1)	2,881	2,522	2,823
Investments (2)	104	119	99
Property, plant and equipment, net (3)	1,133	1,038	1,385
Other non-current assets (4)	5,991	6,243	6,315
Total assets	$27,735	$28,500	$29,499
(1)Includes cash, other receivables, prepaid expenses and current portion of long-term derivative assets.
(2)Represents other corporate investments.
(3)Represents corporate property not specifically identifiable to an operating segment.
(4)Includes goodwill, other intangible assets, pension assets, long-term derivative assets, right of use assets and deferred income taxes.

17. Reportable Segments (Continued)
The following table presents selected financial information about the Company’s product lines and reportable segments (in millions):

	Year ended December 31,
Revenue from external customers	2024	2023	2022

Optical Communications (1)
Carrier network	$2,678	$2,686	$3,573
Enterprise network	1,979	1,326	1,450
Total Optical Communications	4,657	4,012	5,023

Display Technologies	3,872	3,532	3,306

Specialty Materials
Corning® Gorilla® Glass	1,224	1,136	1,331
Advanced optics and other specialty glass	794	729	671
Total Specialty Materials	2,018	1,865	2,002

Environmental Technologies
Automotive and other	1,098	1,123	934
Diesel	567	643	650
Total Environmental Technologies	1,665	1,766	1,584

Life Sciences
Labware	490	487	657
Cell culture products	489	472	571
Total Life Science	979	959	1,228

Hemlock and Emerging Growth Businesses
Polycrystalline Silicon	865	1,014	1,191
Other	413	432	471
Total Hemlock and Emerging Growth Businesses	1,278	1,446	1,662

Net sales of reportable segments	13,191	12,134	13,143
Net sales of Hemlock and Emerging Growth Businesses	1,278	1,446	1,662
Impact of constant currency reporting (2)	(1,309)	(992)	(616)
Impairment of upfront fees to a customer (3)	(42)
Consolidated net sales	$13,118	$12,588	$14,189
(1)Prior results for Optical Communications have been recast to confirm to the current period presentation. Reclassification between Carrier and Enterprise reflect how customers are utilizing Corning products in their deployments.
(2)This amount primarily represents the impact of foreign currency adjustments in the Display Technologies segment.
(3)Amount represents non-cash charges to write-down upfront payments made to a customer. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

17. Reportable Segments (Continued)
The following table presents information relating to the Company’s operations by geographic area (in millions):

	2024		2023		2022
	Net sales (1)	Long-lived assets (2)	Net sales (1)	Long-lived assets (2)	Net sales (1)	Long-lived assets (2)

North America:
United States	$5,172	$8,617	$4,439	$8,698	$5,149	$8,937
Canada	256	83	317	95	503	99
Mexico	127	203	84	211	96	180
Total North America	5,555	8,903	4,840	9,004	5,748	9,216

Asia Pacific:
Japan	688	125	667	388	617	429
Taiwan	1,019	1,281	855	1,515	813	1,696
China	4,694	4,291	4,439	4,575	4,435	4,794
Korea	486	2,671	418	3,092	514	3,294
Other	424	88	620	88	729	81
Total Asia Pacific	7,311	8,456	6,999	9,658	7,108	10,294

Europe:
Germany	494	400	535	464	539	459
Other	926	827	998	956	1,116	937
Total Europe	1,420	1,227	1,533	1,420	1,655	1,396

All Other	183	27	208	53	294	67
Total	$14,469	$18,613	$13,580	$20,135	$14,805	$20,973
(1)Net sales are attributed to countries based on location of customer.
(2)Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.