Form 10-Q
period 2025-03-31
CORNING INC /NY
filed 2025-05-02
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ____________________________            To            ____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2025
Corning’s Common Stock, $0.50 par value per share	856,471,447 shares

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2025	2024
Net sales	$3,452	$2,975
Cost of sales	2,238	1,982

Gross margin	1,214	993

Operating expenses:
Selling, general and administrative expenses	471	451
Research, development and engineering expenses	270	258
Amortization of purchased intangibles	28	30

Operating income	445	254

Interest income	12	12
Interest expense	(82)	(83)
Translated earnings contract (loss) gain, net (Note 11)	(101)	39
Other (expense) income, net	(34)	74

Income before income taxes	240	296
Provision for income taxes (Note 3)	(55)	(71)

Net income	185	225

Net income attributable to non-controlling interest	(28)	(16)

Net income attributable to Corning Incorporated	$157	$209

Earnings per common share available to common shareholders:
Basic (Note 4)	$0.18	$0.25
Diluted (Note 4)	$0.18	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended March 31,
	2025	2024
Net income	$185	$225

Foreign currency translation adjustments and other (Note 12)	161	(330)
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(5)	2
Realized and unrealized gains on derivatives	27	1
Other comprehensive income (loss), net of tax	183	(327)

Comprehensive income (loss)	368	(102)

Comprehensive income attributable to non-controlling interest	(28)	(16)

Comprehensive income (loss) attributable to Corning Incorporated	$340	$(118)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets

Current assets:
Cash and cash equivalents	$1,359	$1,768
Trade accounts receivable, net of doubtful accounts - $31 and $33	2,045	2,053
Inventories (Note 5)	2,896	2,724
Other current assets	1,344	1,447
Total current assets	7,644	7,992

Property, plant and equipment, net of accumulated depreciation - $14,523 and $14,492	13,360	13,359
Goodwill	2,371	2,363
Other intangible assets, net	732	752
Deferred income taxes (Note 3)	1,183	1,130
Other assets	2,104	2,139

Total Assets	$27,394	$27,735

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 7)	$283	$326
Accounts payable	1,737	1,472
Other accrued liabilities (Notes 6 and 10)	2,503	3,121
Total current liabilities	4,523	4,919

Long-term debt (Note 7)	6,954	6,885
Postretirement benefits other than pensions (Note 8)	333	336
Other liabilities (Notes 6 and 10)	4,456	4,525
Total liabilities	16,266	16,665

Commitments and contingencies (Note 10)
Shareholders’ equity (Note 12):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	922	921
Additional paid-in capital – common stock	17,327	17,264
Retained earnings	15,839	15,926
Treasury stock, at cost; Shares held: 990 million and 987 million	(21,012)	(20,882)
Accumulated other comprehensive loss	(2,360)	(2,543)
Total Corning Incorporated shareholders’ equity	10,716	10,686
Non-controlling interest	412	384
Total equity	11,128	11,070

Total Liabilities and Equity	$27,394	$27,735
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$185	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291	307
Amortization of purchased intangibles	28	30
Share-based compensation expense	54	60
Translation loss (gain) on Japanese yen-denominated debt, net	43	(81)
Deferred tax (benefit) provision	(50)	10
Translated earnings contract loss (gain), net	101	(39)
Changes in assets and liabilities:
Trade accounts receivable	10	(161)
Inventories	(146)	(86)
Other current assets	(30)	2
Accounts payable and other current liabilities	(253)	(114)
Customer deposits and government incentives	(16)	(25)
Deferred income	(29)	(34)
Other, net	(37)	2
Net cash provided by operating activities	151	96

Cash Flows from Investing Activities:
Capital expenditures	(208)	(252)
Realized gains on translated earnings contracts and other	56	94
Other, net	(13)	(26)
Net cash used in investing activities	(165)	(184)

Cash Flows from Financing Activities:
Repayments of debt	(47)	(37)
Proceeds from cross currency swap	24
Payments of employee withholding tax on stock awards	(29)	(34)
Proceeds from exercise of stock options	11	13
Purchases of common stock for treasury	(100)
Dividends paid	(242)	(243)
Other, net	(20)	(7)
Net cash used in financing activities	(403)	(308)
Effect of exchange rates on cash	8	(18)
Net decrease in cash and cash equivalents	(409)	(414)
Cash and cash equivalents at beginning of period	1,768	1,779
Cash and cash equivalents at end of period	$1,359	$1,365
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
Net income			157			157	28	185
Other comprehensive income					183	183		183
Purchase of common stock for treasury				(100)		(100)		(100)
Shares issued to benefit plans and for option exercises	1	63				64		64
Common dividends ($0.28 per share)			(244)			(244)		(244)
Other, net (1)				(30)		(30)		(30)
Balance as of March 31, 2025	$922	$17,327	$15,839	$(21,012)	$(2,360)	$10,716	$412	$11,128

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’equity	Non-controlling interest	Total
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868
Net income			209			209	16	225
Other comprehensive loss					(327)	(327)	(1)	(328)
Shares issued to benefit plans and for option exercises	1	69				70		70
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(35)		(35)	1	(34)
Balance as of March 31, 2024	$917	$16,998	$16,358	$(20,672)	$(2,375)	$11,226	$333	$11,559
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
The consolidated financial statements include the accounts of Corning Incorporated and our consolidated subsidiaries (collectively, the “Company”), consisting of our wholly-owned subsidiaries and those entities in which we have a variable interest and of which we are the primary beneficiary, and are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods presented. All intercompany accounts, transactions and profits have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). The results of operations for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from these estimates.
The non-controlling interest as recorded in the consolidated financial statements represents amounts attributable to the minority shareholders of less-than-wholly-owned consolidated subsidiaries, including Hemlock Semiconductor Group (“HSG”) and other subsidiaries primarily within our Optical Communications segment.
Certain prior year amounts have been reclassified to conform to the current year presentation, including the recast of the Company’s segment related disclosures to align with the new reportable segments as of January 1, 2025. Refer to Note 14 (Reportable Segments) for additional information. These reclassifications had no impact on the results of operations, financial position or changes in shareholders’ equity.
2. Revenue
Disaggregated Revenue
The following table presents revenues by product category (in millions):

	Three months ended March 31,
	2025	2024
Optical communications products	$1,355	$930
Display products	704	632
Specialty materials products	495	450
Automotive products	426	463
Life sciences products	228	225
Polycrystalline silicon products	206	216
All other products	38	59
Total revenue	$3,452	$2,975

Customer Deposits
As of March 31, 2025 and December 31, 2024, Corning had customer deposits of approximately $1.1 billion. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced under long-term supply agreements, generally over a period of up to ten years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.
For the three months ended March 31, 2025 and 2024, customer deposits recognized were $62 million and $80 million, respectively.
Refer to Note 6 (Other Liabilities) for additional information.
Deferred Revenue
As of March 31, 2025 and December 31, 2024, Corning had deferred revenue of approximately $804 million and $833 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long-term supply agreements.
Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. For the three months ended March 31, 2025 and 2024, the amount of deferred revenue recognized in the consolidated statements of income was not material.
Refer to Note 6 (Other Liabilities) for additional information.
3. Income Taxes
The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended March 31,
	2025	2024
Provision for income taxes	$(55)	$(71)
Effective tax rate	22.9%	24.0%
For the three months ended March 31, 2025, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, partially offset by foreign derived intangible income and non-taxable items.
For the three months ended March 31, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to changes in tax reserves, partially offset by a net benefit due to foreign derived intangible income.
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. The non-current receivable balance was $255 million and $253 million as of March 31, 2025 and December 31, 2024, respectively, for the amount on deposit with the South Korean government. Corning believes that it is more likely than not the Company will prevail in the appeals process relating to these matters.

4. Earnings Per Common Share
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended March 31,
	2025	2024
Net income attributable to Corning Incorporated	$157	$209

Weighted-average common shares outstanding – basic	855	852
Effect of dilutive securities:
Stock options and other awards	11	10
Weighted-average common shares outstanding – diluted	866	862
Basic earnings per common share	$0.18	$0.25
Diluted earnings per common share	$0.18	$0.24

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	2	3
5. Inventories
Inventories consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Finished goods	$1,419	$1,323
Work in process	552	547
Raw materials and accessories	461	413
Supplies and packing materials	464	441
Inventories	$2,896	$2,724

6. Other Liabilities
Other liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Current liabilities:
Wages and employee benefits	$469	$883
Income taxes	107	109
Derivative instruments (Note 11)	255	348
Deferred revenue (Note 2)	205	190
Customer deposits (Note 2)	170	127
Short-term operating leases	90	95
Other current liabilities	1,207	1,369
Other accrued liabilities	$2,503	$3,121

Non-current liabilities:
Defined benefit pension plan liabilities	$541	$529
Derivative instruments (Note 11)	297	273
Deferred revenue (Note 2)	599	643
Customer deposits (Note 2)	885	983
Deferred tax liabilities	138	137
Long-term operating leases	826	785
Other non-current liabilities	1,170	1,175
Other liabilities	$4,456	$4,525
7. Debt
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.5 billion and $6.4 billion compared to the carrying value of $7.0 billion and $6.9 billion as of March 31, 2025 and December 31, 2024, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
During the three months ended March 31, 2025, the Company de-designated €100 million ($108 million equivalent as of March 31, 2025) notional of the €300 million ($325 million equivalent as of March 31, 2025) 3.875% Notes due 2026 as a net investment hedge. Refer to Note 11 (Financial Instruments) for additional information.

From time to time, the Company enters into various cross currency swap contracts to economically lock in unrealized foreign exchange gains relating to a portion of the Company’s Japanese yen-denominated debt. Refer to Note 11 (Financial Instruments) for additional information.

8. Employee Retirement Plans
The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other (expense) income, net in the consolidated statements of income (in millions):

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Service cost	$24	$23	$1	$1
Interest cost	47	46	4	5
Expected return on plan assets	(50)	(48)
Amortization of actuarial net gain			(6)	(5)
Amortization of prior service cost (credit)	1	1	(2)	(2)
Total pension and postretirement benefit expense (income)	$22	$22	$(3)	$(1)
9. Leases
During the first quarter of 2025, Corning entered into a lease primarily for production related equipment, that has not yet commenced, of approximately $261 million on an undiscounted basis. The lease is expected to commence late in 2026 with a lease term of 16 years. This lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement.
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

Dow Corning Environmental Claims
Beginning in September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites. Subject to certain conditions and limits, Corning may be required to indemnify Dow for up to 50% of such losses. As of March 31, 2025, Corning has determined a potential liability for these environmental matters is probable and the amount reserved was not material.
Environmental Litigation
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of March 31, 2025 and December 31, 2024, Corning had accrued approximately $94 million and $78 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

11. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	March 31, 2025			December 31, 2024
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$1,274	$66	$(45)	$928	$106	$(69)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,085	45	(24)	2,339	14	(77)
Translated earnings contracts (4)	11,336	700	(316)	9,817	859	(327)
Cross currency swap contracts	571		(167)	439		(148)
Total derivatives	$16,266	$811	$(552)	$13,523	$979	$(621)

Current		$572	$(255)		$619	$(348)
Non-current		239	(297)		360	(273)
Total derivatives		$811	$(552)		$979	$(621)
(1)All of the Company’s derivative contracts are measured at fair value and are classified as Level 2 within the fair value hierarchy. Derivative assets are presented in other current assets or other assets in the consolidated balance sheets. Derivative liabilities are presented in other accrued liabilities or other liabilities in the consolidated balance sheets.
(2)The amounts above do not include €750 million ($806 million equivalent) and €850 million ($879 million equivalent) of euro-denominated debt as of March 31, 2025 and December 31, 2024, respectively, which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of March 31, 2025 and December 31, 2024, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $1.3 billion and $928 million, respectively, and fair value hedges of leased precious metals with gross notional amounts of 9,344 troy ounces and 12,694 troy ounces, respectively. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amounts of $51 million and $104 million as of March 31, 2025 and December 31, 2024, respectively. Fair value liabilities include designated derivatives pertaining to precious metals lease contracts in the amounts of $3 million as of March 31, 2025.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of March 31, 2025 and December 31, 2024, the Company has $148 million and $141 million recorded in other accrued liabilities and $139 million and $172 million recorded in other liabilities, respectively, in the consolidated balance sheets.
The following table summarizes the total gross notional values for translated earnings contracts (in millions):

	March 31, 2025	December 31, 2024
Forward contracts:
Chinese yuan-denominated	$1,117	$864
Japanese yen-denominated	569	259
South Korean won-denominated	1,166	1,151
New Taiwan dollar-denominated	637	503
Euro-denominated	1,439	1,538
Mexican peso-denominated	1,900	320
Option contracts:
Japanese yen-denominated	4,369	4,997
Euro-denominated	139	185
Total gross notional amount for translated earnings contracts	$11,336	$9,817

The following tables summarize the effect in the consolidated statements of income relating to Corning’s derivative financial instruments (in millions). The accumulated derivative loss included in accumulated other comprehensive loss on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 is $5 million and $11 million, respectively.

	Three months ended March 31,
	(Loss) gain recognized in other comprehensive income (loss) (OCI)		Location of (loss) gain reclassified from accumulated OCI into income effective (ineffective)	(Loss) gain reclassified from accumulated OCI into income
	2025	2024		2025	2024
Derivative hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts		$33	Cost of sales	$(7)	$6
			Other (expense) income, net	1
Total designated	$—	$33		$(6)	$6

	(Loss) gain recognized in income		Location of (loss) gain recognized in income
	Three months ended March 31,
Undesignated derivatives	2025	2024
Foreign exchange contracts	$38	$(22)	Other (expense) income, net
Translated earnings contracts	(101)	39	Translated earnings contract (loss) gain, net
Total undesignated	$(63)	$17
Cross Currency Swap Contracts
Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the U.S. dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income. During 2024, the Company entered into various cross currency swap contracts relating to a portion of the Company’s Japanese yen-denominated debt in order to economically lock in unrealized foreign exchange gains. At inception of these instruments, Corning receives a net amount from the counterparties, representing an exchange of the notional amounts at a fixed foreign exchange rate of Japanese yen to U.S. dollar and initially records this amount as a derivative liability. In the first quarter of 2025, the Company entered into a cross currency swap contract relating to a portion of the Company’s Japanese yen-denominated debt due in 2028. During the three months ended March 31, 2025, the net payments received were $24 million. There were no contracts entered into during the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the fair value of the derivative liability associated with these contracts is $167 million and $148 million, respectively.
Net Investment Hedges
In May 2023, the Company issued €300 million ($325 million equivalent as of March 31, 2025) 3.875% Notes due 2026 (“2026 Notes”) and €550 million ($595 million equivalent as of March 31, 2025) 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance. In 2023, the Company designated the full amount of its euro-denominated 2026 Notes and 2031 Notes with a total notional amount of €850 million ($920 million equivalent as of March 31, 2025), which are non-derivative financial instruments, as net investment hedges against its investments in certain European subsidiaries with euro functional currencies. During the three months ended March 31, 2025, the Company de-designated €100 million ($108 million equivalent as of March 31, 2025) notional of the €300 million ($325 million equivalent as of March 31, 2025) bond due in 2026 as a net investment hedge.
During the three months ended March 31, 2025, the Company entered into various foreign exchange forward contracts with notional amounts totaling €110 million ($119 million equivalent as of March 31, 2025) and ¥40.2 billion ($268 million equivalent as of March 31, 2025), and designated these forward contracts as net investment hedges against its investments in certain European subsidiaries with euro functional currencies and its Taiwanese subsidiary with Japanese yen functional currency, respectively.

As of March 31, 2025, these net investment hedges are deemed to be effective. During the three months March 31, 2025 and March 31, 2024, foreign currency (losses) gains of $(33) million and $22 million, respectively, associated with these net investment hedges were recognized in other comprehensive income (loss).

Leased Precious Metals Contracts
The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $52 million and $58 million as of March 31, 2025 and December 31, 2024, respectively. The carrying amount of the leased precious metals pool includes cumulative fair value losses of $51 million and $108 million as of March 31, 2025 and December 31, 2024, respectively. These losses are offset by changes in the fair value of hedges.
12. Shareholders’ Equity
Common Stock Dividends
On May 1, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on June 27, 2025.
Fixed Rate Cumulative Convertible Preferred Stock, Series A
The Company had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020. On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021, Corning and Samsung Display Co., Ltd. (“SDC”) executed the Share Repurchase Agreement (“SRA”), and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, Corning repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion.
Pursuant to the SRA, with respect to the remaining 80 million common shares outstanding held by SDC, 58 million common shares are subject to a seven-year lock-up period expiring in 2027. The remaining 22 million common shares can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of March 31, 2025 and December 31, 2024, the fair value of the liability associated with this option, measured using Level 2 significant other observable inputs, was not material.
Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2025, approximately $3.0 billion remains available under the Company’s 2019 Authorization.
During the three months ended March 31, 2025, the Company repurchased 2.1 million shares, for approximately $100 million. No shares were repurchased during the three months ended March 31, 2024.
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2025 and 2024, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustments.

The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended March 31,
	2025	2024
Beginning balance	$(2,530)	$(1,942)
Gain (loss) on foreign currency translation (1)	154	(331)
Equity method affiliates (1)	7	1
Net current-period other comprehensive income (loss), net of tax	161	(330)
Ending balance	$(2,369)	$(2,272)
(1)Amounts are after tax. Tax effects are not significant.

13. Share-Based Compensation
Total share-based compensation expense was $54 million and $60 million for the three months ended March 31, 2025 and 2024 respectively.
Incentive Stock Plans
Time-Based Restricted Stock and Restricted Stock Units
The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the three months ended March 31, 2025:

	Number of shares (in thousands)	Weighted average grant-date fair value
Non-vested shares and share units as of December 31, 2024	8,456	$32.94
Granted	107	51.79
Vested	(811)	35.12
Forfeited	(59)	33.34
Non-vested shares and share units as of March 31, 2025	7,693	$32.97
Performance-Based Restricted Stock Units
The following table summarizes the changes in non-vested performance-based restricted stock units for the three months ended March 31, 2025:

	Number of shares (in thousands)	Weighted average grant-date fair value
Non-vested share units as of December 31, 2024	4,040	$33.28
Granted	1,101	52.01
Vested	(499)	33.61
Performance adjustments	769	48.17
Forfeited	(50)	48.82
Non-vested share units as of March 31, 2025	5,361	$39.07

Stock Options
During the three months ended March 31, 2025, 448 thousand options were exercised and 6 thousand options were forfeited and expired with a weighted-average exercise price of $23.46 and $22.36, respectively. As of March 31, 2025, 3.8 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.27, weighted average remaining contractual term of 4.0 years and aggregate intrinsic value of $81 million. As of December 31, 2024, 4.2 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.18.

14. Reportable Segments
As of January 1, 2025, the Company began managing its Automotive Glass Solutions business together with its Environmental Technologies business, forming the Automotive segment. In addition, the Display Technologies segment has been renamed to Display.
The segment information presented below has been recast for the comparative period presented for the Automotive segment.

As a result of the above changes, the Company has five reportable segments for financial reporting purposes, as follows:

•Optical Communications – manufactures carrier network and enterprise network components for the telecommunications industry; the carrier network group consists primarily of products and solutions for optical-based communications infrastructure for services such as video, data and voice communications; the enterprise network group consists primarily of optical-based communication networks, including hyperscale data centers, sold to businesses, governments and individuals for their own use.
•Display – manufactures high quality glass substrates for flat panel displays, including liquid crystal displays and organic light-emitting diodes that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices.
•Specialty Materials – manufactures products that provide material formulations for glass, glass ceramics and crystals, as well as precision metrology instruments and software to meet demand for unique customer needs across a wide variety of commercial and industrial markets, including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
•Automotive – manufactures ceramic substrates and filter products for emissions control systems in mobile applications; as well as glass products for the interior and exterior of vehicles.
•Life Sciences – develops, manufactures, and supplies laboratory products, including labware, equipment, media, serum and reagents, enabling workflow solutions for drug discovery and bioproduction.

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as Hemlock and Emerging Growth Businesses. Net sales for this group are mainly attributable to HSG, an operating segment that produces solar and semiconductor products. The emerging growth businesses primarily consist of Pharmaceutical Technologies and the Emerging Innovations Group.
The chief operating decision maker (“CODM”) of the Company is the Company's chief executive officer. The CODM assesses performance and decides how to allocate resources, including employees, financial or capital resources, based on segment net income, which includes certain overhead allocations directly attributable to each of the segments. The CODM considers actual-to-actual variances on a quarterly basis when making decisions about allocating capital and other resources to the segments and to assesses the performance for each segment.
Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions. As a significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on segment net sales and segment net income of translating these currencies into U.S. dollars. Therefore, the Company utilizes constant-currency reporting for the Optical Communications, Display, Specialty Materials, Automotive and Life Sciences segments to exclude the impact on segment sales and segment net income from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. The Company believes that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display segment.

The constant-currency rates established for core performance measures are internally derived long-term management estimates, which are closely aligned with the Company’s hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. Effective January 1, 2025, management updated the constant-currency rates and the updated rates were applied prospectively beginning with reporting periods in 2025. Comparative results were not recast and are reported based on the 2024 rates.

Constant-currency rates used are as follows and are applied to the respective periods presented and to all foreign exchange exposures during the period, even though the Company may be less than 100% hedged:

Currency	Japanese yen	South Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican peso
2024 Rate	¥107	₩1,175	¥6.7	NT$31	€0.81	MX$20
2025 Rate	¥120	₩1,250	¥6.9	NT$31	€0.88	MX$21
In addition, certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net income. These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: the impact of translating Japanese yen-denominated debt, the impact of the translated earnings contracts, acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments, and other items which do not reflect the ongoing operating results of the segment. Although these amounts are excluded from segment results, they are included in reported consolidated results.
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

The following provides selected segment information as described above:
Segment information (in millions):

	Optical Communications	Display	Specialty Materials	Automotive	Life Sciences	Hemlock and Emerging Growth Businesses	Total
Three months ended March 31, 2025
Segment net sales	$1,355	$905	$501	$440	$234	$244	$3,679
Less:
Research, development and engineering expenses (1)	77	25	67	35	6	26	236
Depreciation (2)	65	102	35	41	16	30	289
Other segment items (3)	954	471	305	278	195	206	2,409
Income tax provision (benefit) (4)	58	64	20	18	4	(2)	162
Segment net income (loss)	$201	$243	$74	$68	$13	$(16)	$583
Investment in affiliated companies, at equity	$5	$91	$17	$—	$—	$186	$299
Segment assets (5)	$3,768	$6,613	$2,506	$2,412	$767	$1,907	$17,973
Capital expenditures	$97	$46	$31	$12	$3	$50	$239

	Optical Communications	Display	Specialty Materials	Automotive	Life Sciences	Hemlock and Emerging Growth Businesses	Total
Three months ended March 31, 2024
Segment net sales	$930	$872	$454	$491	$236	$275	$3,258
Less:
Research, development and engineering expenses (1)	65	26	60	38	6	21	216
Depreciation (2)	66	116	36	43	17	27	305
Other segment items (3)	671	476	303	311	196	202	2159
Income tax provision (4)	28	53	11	21	4	8	125
Segment net income	$100	$201	$44	$78	$13	$17	$453
Investment in affiliated companies, at equity	$4	$98	$15	$—	$3	$181	$301
Segment assets (5)	$3,326	$7,616	$2,514	$2,513	$787	$1,680	$18,436
Capital expenditures	$36	$73	$33	$9	$5	$30	$186
(1)Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(2)Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(3)Other segment items for each reportable segment primarily includes the cost of materials, salaries, wages and benefits, including variable compensation, and selling, general and administrative expenses.
(4)Income tax provision (benefit) reflects a tax rate of 21%.
(5)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation and associated equity companies.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended March 31,
	2025	2024
Net sales of reportable segments	$3,435	$2,983
Net sales of Hemlock and Emerging Growth Businesses	244	275
Impact of constant-currency reporting (1)	(227)	(283)
Consolidated net sales	$3,452	$2,975
(1)This amount primarily represents the impact of foreign currency adjustments in the Display segment.

The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Three months ended March 31,
	2025	2024
Net income of reportable segments	$599	$436
Net (loss) income of Hemlock and Emerging Growth Businesses	(16)	17
Unallocated amounts:
Impact of constant-currency reporting	(180)	(226)
Translated earnings contract (loss) gain, net	(101)	39
Translation (loss) gain on Japanese yen-denominated debt, net	(43)	81
Research, development, and engineering expenses	(34)	(42)
Amortization of intangibles	(28)	(30)
Interest expense, net	(63)	(61)
Income tax benefit	107	54
Restructuring, impairment and other charges and credits	7	9
Other corporate items	(63)	(52)
Net income	$185	$225
In April 2025, the Company, through a wholly-owned subsidiary, acquired 100% ownership interest of a U.S. based manufacturing business, which will be reported as part of our Hemlock and Emerging Growth businesses. The Company is currently in the process of evaluating the fair value of the total consideration transferred, which includes an initial cash payment of $17 million that was paid at closing and approximately $112 million to be paid in 2025, as well as evaluating the assets acquired, liabilities assumed and any potential goodwill. We expect to complete the valuation and initial accounting for the acquisition, including all required disclosures under applicable accounting standards, by the end of the second quarter of 2025.

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
ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide a historical and prospective narrative on our financial condition and results of operations through the eyes of management and should be read in conjunction with our consolidated financial statements and the accompanying notes to those financial statements and our MD&A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
2025 Corporate Outlook
We expect core net sales of approximately $3.85 billion for the second quarter of 2025.

RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Three months ended March 31,		% change
	2025	2024	25 vs. 24

Net sales	$3,452	$2,975	16%

Cost of sales	$2,238	$1,982	13%

Gross margin	$1,214	$993	22%
Gross margin %	35%	33%

Selling, general and administrative expenses	$471	$451	4%
as a % of net sales	14%	15%

Research, development and engineering expenses	$270	$258	5%
as a % of net sales	8%	9%

Translated earnings contract (loss) gain, net	$(101)	$39	*

Income before income taxes	$240	$296	(19%)

Provision for income taxes	$(55)	$(71)	23%
Effective tax rate	22.9%	24.0%
*Not meaningful
Net sales
For the three months ended March 31, 2025, net sales increased $477 million, or 16% when compared to the same period in 2024. This was primarily driven by an increase in sales for optical communication products of $425 million, display products of $72 million and specialty materials products of $45 million partially offset by a decrease in sales for automotive products of $37 million.
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
For the three months ended March 31, 2025, cost of sales increased $256 million, or 13%, when compared to the same period in 2024 primarily driven by the increase in net sales, as discussed above, and gross margin increased $221 million, or 22%, and increased as a percentage of sales by 2 percentage points when compared to the same period in 2024 driven by the continued impact of actions taken by management to improve profitability, including raising prices, restoring our productivity levels and normalizing inventory levels.
Selling, general and administrative expenses
The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
For the three months ended March 31, 2025, selling, general and administrative expenses increased $20 million, or 4%, and slightly decreased as a percentage of sales when compared to the same period in 2024.

Research, development and engineering expenses
For the three months ended March 31, 2025, research, development and engineering expenses increased 5% and slightly decreased as a percentage of sales when compared to the same period in 2024.
Translated earnings contract (loss) gain, net
Included in translated earnings contract (loss) gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro and its impact on net income.
The following table provides detailed information on the impact of translated earnings contract (loss) gain, net (in millions):

	Three months ended March 31, 2025		Three months ended March 31, 2024		Change 2025 vs. 2024
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain, net (1)	$16	$12	$63	$48	$(47)	$(36)
Unrealized loss, net	(117)	(89)	(24)	(18)	(93)	(71)
Total translated earnings contract (loss) gain, net	$(101)	$(77)	$39	$30	$(140)	$(107)
(1)For the three months ended March 31, 2025 and 2024, amount includes non-cash pre-tax realized losses of $40 million and $31 million, respectively, related to the premiums of expired option contracts.

The impact to income from realized activity for the three months ended March 31, 2025 was primarily driven by realized gains from our Japanese-yen and Mexican peso denominated hedges, partially offset by realized losses from our South Korean won denominated hedges. The impact to income for the three months ended March 31, 2024 was primarily driven by realized gains from our Japanese-yen denominated hedges, partially offset by realized losses from our South Korean won and Chinese yuan denominated hedges.
The impact to income from unrealized activity for the three months ended March 31, 2025 was primarily driven by unrealized losses from our Japanese-yen and euro denominated hedges, partially offset by unrealized gains from our South Korean won-denominated hedges. The impact to income for the three months ended March 31, 2024 was primarily driven by unrealized losses from our South Korean won-denominated hedges, partially offset by unrealized gains from our Japanese yen-denominated hedges.
Income before income taxes
For the three months ended March 31, 2025, income before income taxes decreased $56 million when compared to the same period in 2024, primarily driven by losses in our translated earnings contracts, as discussed above, partially offset by an increase in gross margin, as discussed above.
Provision for Income Taxes
For the three months ended March 31, 2025, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, partially offset by foreign derived intangible income and non-taxable items.
For the three months ended March 31, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to changes in tax reserves, partially offset by a net benefit due to foreign derived intangible income.
For the three months ended March 31, 2025, the effective tax rate differed when compared to the same period in 2024 primarily due to changes in share based compensation, partially offset by certain pre-tax losses with no corresponding expected tax benefit.

SEGMENT ANALYSIS
Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions, which is more fully discussed within Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of segment information to the corresponding amounts in the consolidated statements of income.
As of January 1, 2025, the Company began managing its Automotive Glass Solutions business together with its Environmental Technologies business, forming the Automotive segment. In addition, the Display Technologies segment has been renamed to Display.

The segment information presented below has been recast for the comparative period presented for the Automotive segment.

Segment net income may not be consistent with measures used by other companies.
The following table presents segment net sales by reportable segment (in millions):

	Three months ended March 31,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$1,355	$930	$425	46%
Display	905	872	33	4%
Specialty Materials	501	454	47	10%
Automotive	440	491	(51)	(10%)
Life Sciences	234	236	(2)	(1%)
Net sales of reportable segments	3,435	2,983	452	15%
Hemlock and Emerging Growth Businesses	244	275	(31)	(11%)
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$3,679	$3,258	$421	13%
(1)Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.
Optical Communications
The increase in segment net sales was primarily driven by continued strong demand for our Generative AI products in our Enterprise business and datacenter interconnect products in our Carrier business.
Display
The increase in segment net sales was due to higher sales volume, attributable to increased panel maker utilization, as well as pricing actions taken in the second half of 2024. Higher pricing was offset by the impact from resetting our core rate from 107 to 120 Japanese yen to USD. The comparative period results were not recast and is presented at the 107 Japanese yen to USD core rate.
Specialty Materials
The increase in segment net sales was due to continued strong demand for premium glass for mobile devices.
Automotive
The decrease in segment net sales was primarily due to continued softness in light-duty and heavy-duty markets, particularly in Europe.
Life Sciences
Segment net sales remained consistent with the comparative period.
Hemlock and Emerging Growth Businesses
The decrease was primarily due lower sales in Pharmaceutical Technologies business and HSG business.

The following table presents segment net income by reportable segment (in millions):

	Three months ended March 31,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$201	$100	$101	101%
Display	243	201	42	21%
Specialty Materials	74	44	30	68%
Automotive	68	78	(10)	(13%)
Life Sciences	13	13	0	0%
Net income of reportable segments	599	436	163	37%
Hemlock and Emerging Growth Businesses	(16)	17	(33)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$583	$453	$130	29%
* Not meaningful
(1)Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income was primarily driven by strong incremental profit on higher sales volume, as outlined above.
Display
The increase in segment net income was primarily driven by the increase in sales, as outlined above, and improved profitability.
Specialty Materials
The increase in segment net income was primarily driven by strong incremental profit on higher volumes.
Automotive
The decrease in segment net income was primarily driven by the decrease in sales, as outlined above.
Life Sciences
Segment net income remained flat when compared to the same period in 2024, driven by consistent sales as outlined above.
Hemlock and Emerging Growth Businesses
The decrease in segment net income was primarily driven by lower sales, as outlined above.

CORE PERFORMANCE MEASURES
In managing the Company and assessing our financial performance, we adjust certain measures included in our consolidated financial statements to exclude specific items to arrive at measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and exclude specific items that are non-recurring, related to foreign exchange volatility, or unrelated to continuing operations. These measures are our core performance measures.

Management uses core performance measures, along with GAAP financial measures, to make financial and operational decisions and certain of these measures also form the basis of our compensation program metrics. Management believes that our core performance measures are indicative of our core operating performance and provide investors with greater visibility into how management evaluates our results and trends and makes business decisions. These measures are not, and should not be viewed as a substitute for, GAAP reporting measures.

Items that are excluded from certain core performance calculations include: the impact of translating the Japanese yen-denominated debt, the impact of the translated earnings contracts, acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments and other items which do not reflect the ongoing operating results of the Company.

In addition, because a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. Therefore, management utilizes constant-currency reporting for the Optical Communications, Display, Specialty Materials, Automotive and Life Sciences segments to exclude the impact from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display segment. The constant-currency rates established for our core performance measures are internally derived long-term management estimates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. For details of the rates used, please see the footnotes to the “Reconciliation of Non-GAAP Measures” section. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuations, analyze underlying trends in the businesses and establish operational goals and forecasts.
For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, please see “Reconciliation of Non-GAAP Measures.” With respect to the outlook for future periods, it is not possible to provide reconciliations for these non-GAAP measures because management does not forecast the movement of foreign currencies against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of management’s control. As a result, management is unable to provide outlook information on a GAAP basis.
Results of Operations – Core Performance Measures
The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts):

	Three months ended March 31,		% change
	2025	2024	25 vs. 24
Core net sales	$3,679	$3,258	13%
Core net income	$467	$330	42%
Core earnings per share	$0.54	$0.38	42%
Core Net Sales
For the three months ended March 31, 2025, we generated core net sales of $3.7 billion compared to $3.3 billion for the same period in 2024. The increase in core net sales of $421 million was primarily driven by increased segment sales of $425 million in Optical Communications, $47 million in Specialty Materials and $33 million in Display, partially offset by decreased segment sales of $51 million in Automotive and $31 million in Hemlock and Emerging Growth Businesses. Net sales by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.
Core Net Income
For the three months ended March 31, 2025, we generated core net income of $467 million compared to $330 million for the same period in 2024. The increase of $137 million was primarily due to higher segment net income of $101 million in Optical Communications and $42 million in Display. Net income by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share
Core earnings per share increased for the three months ended March 31, 2025 to $0.54 per share, primarily as a result of the changes in core net income, outlined above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2025	2024
Core net income	$467	$330

Weighted-average common shares outstanding - basic	855	852
Effect of dilutive securities:
Stock options and other awards	11	10
Weighted-average common shares outstanding - diluted	866	862
Core earnings per share	$0.54	$0.38

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
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended March 31, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported – GAAP	$3,452	$240	$157	22.9%	$0.18
Constant-currency adjustment (1)	227	180	168		0.19
Translation loss on Japanese yen-denominated debt, net (2)		43	33		0.04
Translated earnings contract loss, net (3)		101	77		0.09
Acquisition-related costs (4)		30	22		0.03
Discrete tax items and other tax-related adjustments (5)			(7)		(0.01)
Restructuring, impairment and other charges and credits (6)		(7)	(5)		(0.01)
Litigation, regulatory and other legal matters (7)		10	7		0.01
Pension mark-to-market adjustment (8)		(1)			0.00
Loss on investments (9)		5	5		0.01
Loss on sale of assets (10)		4	3		0.00
Loss on sale of business (11)		11	7		0.01
Core performance measures	$3,679	$616	$467	19.5%	$0.54
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $28 million and $29 million, respectively.

	Three months ended March 31, 2024
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$2,975	$296	$209	24.0%	$0.24
Constant-currency adjustment (1)	283	226	172		0.20
Translation gain on Japanese yen-denominated debt, net (2)		(81)	(62)		(0.07)
Translated earnings contract gain, net (3)		(39)	(30)		(0.03)
Acquisition-related costs (4)		32	24		0.03
Discrete tax items and other tax-related adjustments (5)			15		0.02
Restructuring, impairment and other charges and credits (6)		(9)	(7)		(0.01)
Litigation, regulatory and other legal matters (7)		(5)	(4)		(0.00)
Pension mark-to-market adjustment (8)		11	8		0.01
Loss on investments (9)		5	5		0.01
Core performance measures	$3,258	$436	$330	20.2%	$0.38
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

Items Adjusted from GAAP Measures
Items adjusted from GAAP measures to arrive at core performance measures are as follows:
(1)Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Optical Communications, Display, Specialty Materials, Automotive and Life Sciences segments for the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts. For the three months ended March 31, 2025 and 2024, the constant-currency adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

The constant-currency rates established for our core performance measures are internally derived long-term management estimates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. Effective January 1, 2025, management updated the constant-currency rates and the updated rates were applied prospectively beginning with reporting periods in 2025. Comparative results were not recast and are reported based on the 2024 rates.

Constant-currency rates used are as follows and are applied to the respective period presented and to all foreign exchange exposures during the period, even though we may be less than 100% hedged:

Currency	Japanese yen	South Korean won	Chinese yuan	New Taiwan dollar	Euro	Mexican peso
2024 Rate	¥107	₩1,175	¥6.7	NT$31	€0.81	MX$20
2025 Rate	¥120	₩1,250	¥6.9	NT$31	€0.88	MX$21
(2)Translation of Japanese yen-denominated debt, net: Amount reflects the gain or loss on the translation of our yen-denominated debt to U.S. dollars, net of any gain or loss on our cross currency swap contracts.
(3)Translated earnings contract: Amount reflects the impact of the realized and unrealized gains and losses from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro-denominated foreign currency hedges related to translated earnings.
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
(9)Loss on investments: Amount reflects the loss recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(10)Loss on sale of assets: Amount represents the loss recognized for the sale of assets.
(11)Loss on sale of business: Amount reflects the loss recognized for the sale of a business, recorded in other (expense) income, net in the consolidated statements of income.

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
The following table presents balance sheet and working capital measures (in millions):

	March 31, 2025	December 31, 2024
Working capital	$3,121	$3,073
Current ratio	1.7:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$2,045	$2,053
Days sales outstanding	53	53
Inventories	$2,896	$2,724
Inventory turns	3.3	3.2
Days payable outstanding (1)	62	54
Long-term debt	$6,954	$6,885
Total debt	$7,237	$7,211
Total debt to total capital	39%	39%
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
We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we accelerated the collection of $403 million in accounts receivable during the three months ended March 31, 2025, which would have been collected during the normal course of business in the following quarter.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$151	$96
Net cash used in investing activities	$(165)	$(184)
Net cash used in financing activities	$(403)	$(308)
Net cash provided by operating activities for the three months ended March 31, 2025 slightly improved when compared to the same period in the prior year.
Net cash used in investing activities for the three months ended March 31, 2025 improved by $19 million when compared to the same period last year, primarily driven by lower capital expenditures of $44 million, partially offset by $38 million less realized gains on our translated earnings contracts.
Net cash used in financing activities for the three months ended March 31, 2025 decreased by $95 million when compared to the same period last year, primarily driven by $100 million in purchases of common stock in 2025 compared to no repurchases in 2024.
Sources of Liquidity
As of March 31, 2025, our cash and cash equivalents and available credit capacity included (in millions):

March 31, 2025
Cash and cash equivalents	$1,359

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Chinese yuan facilities	$32
Cash and Cash Equivalents
As of March 31, 2025, we had $1.4 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of March 31, 2025, approximately 52% of the consolidated cash and cash equivalents were held outside the U.S.
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
Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of March 31, 2025, we did not have outstanding commercial paper.
Our $1.5 billion Revolving Credit Agreement is available to support obligations under the commercial paper program and for general corporate purposes, if needed. As of March 31, 2025, there were no amounts outstanding under this facility.

Our Revolving Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of March 31, 2025, our leverage using this measure was approximately 39%. As of March 31, 2025, we were in compliance with all such covenants.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of March 31, 2025, we were in compliance with all such provisions.
We have access to certain Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of March 31, 2025, borrowings totaled $269 million and these facilities had variable interest rates ranging from 2.8% to 3.4% and maturities ranging from 2025 to 2032. As of March 31, 2025, Corning had 0.2 billion Chinese yuan of unused capacity, equivalent to approximately $32 million.
As a well-known seasoned issuer, we filed an automatic shelf registration with the SEC on December 1, 2023. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred stock, depository shares and warrants.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information.
Customer Deposits, Deferred Revenue and Government Incentives
We receive cash deposits or consideration, generally non-refundable, from customers under long-term supply agreements. In addition, we receive government assistance, typically in the form of cash incentives primarily for capital expansion projects and tax credits that are refundable or transferable.
Refer to Note 1 (Summary of Significant Accounting Policies) and Note 3 (Revenue) in the notes to the consolidated financial statements within the 2024 Form 10-K as well as Note 2 (Revenue) in the accompanying notes to the consolidated financial statements for additional information.
Uses of Cash
Share Repurchase Agreement
Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of March 31, 2025 and December 31, 2024, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.
Refer to Note 14 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information.
Share Repurchases
In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”).
As of March 31, 2025, approximately $3.0 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
Refer to Note 12 (Shareholders' Equity) in the accompanying notes to the consolidated financial statements for additional information.
Common Stock Dividends
The Board’s decision to declare and pay future dividends will depend on our income and liquidity position, among other factors. We expect to declare quarterly dividends and fund payments with cash from operations.
On May 1, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on June 27, 2025.

Capital Expenditures
Capital expenditures were $208 million for the three months ended March 31, 2025. We expect our 2025 full year capital expenditures to be approximately $1.3 billion.
Current Maturities of Short and Long-Term Debt
As of March 31, 2025, we had $283 million of long-term debt that is due in less than one year.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information, including a summary of our debt maturities by year.
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
Refer to Note 11 (Employee Retirement Plans) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information.
Commitments, Contingencies and Guarantees

There were no material changes outside the ordinary course of business in the obligations disclosed in Note 12 (Commitments, Contingencies and Guarantees) in the notes to the consolidated financial statements within the 2024 Form 10-K. A summary of details of our commitments related to executed leases that have not yet commenced are included within Note 5 (Leases) in the notes to the consolidated financial statements within the 2024 Form 10-K and Note 9 (Leases) in the accompanying notes to the consolidated financial statements.
Off Balance Sheet Arrangements
There were no material changes outside the ordinary course of business in off balance sheet arrangements as disclosed in the 2024 Form 10-K under the caption “Off Balance Sheet Arrangements.”
ENVIRONMENT
Refer to Item 1. Legal Proceedings or Note 10 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements for information.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The estimates that are considered by management to be the most critical to the understanding of the consolidated financial statements as they require significant judgments that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Since the date of the Company’s most recent Annual Report, there were no material changes in the Company’s critical accounting estimates or assumptions.

FORWARD-LOOKING STATEMENTS
The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 8-K and related comments by management that are not historical facts or information and contain words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “seek,” “see,” “would,” “target,” “estimate,” “forecast” or similar expressions are forward-looking statements. Such statements relate to future events that by their nature address matters that are, to different degrees, uncertain. These forward-looking statements relate to, among other things, the Company’s Springboard plan, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s revenue and earnings growth rates, the Company’s ability to innovate and commercialize new products, the Company’s expected capital expenditure and the Company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company’s manufacturing capacity.
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
Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
-global economic trends, competition and geopolitical risks, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and other countries, and related impacts on our businesses’ global supply chains and strategies;
-changes in macroeconomic and market conditions and market volatility, including developments and volatility arising from health crisis events, inflation, interest rates, the value of securities and other financial assets, precious metals, oil, natural gas, raw materials and other commodity prices and exchange rates (particularly between the U.S. dollar and the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro), decreases or sudden increases of consumer demand, and the impact of such changes and volatility on our financial position and businesses;
-the availability of or adverse changes relating to government grants, tax credits or other government incentives;
-the duration and severity of health crisis events, such as an epidemic or pandemic, and its impact across our businesses on demand, personnel, operations, our global supply chains and stock price;
-possible disruption in commercial activities or our supply chain due to terrorist activity, cyber-attack, armed conflict, political or financial instability, natural disasters, international trade disputes or major health concerns;
-loss of intellectual property due to theft, cyber-attack, or disruption to our information technology infrastructure;
-ability to enforce patents and protect intellectual property and trade secrets;
-disruption to Corning’s, our suppliers’ and manufacturers’ supply chain, equipment, facilities, IT systems or operations;
-product demand and industry capacity;
-competitive products and pricing;
-availability and costs of critical components, materials, equipment, natural resources and utilities;
-new product development and commercialization;
-order activity and demand from major customers;
-the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels;
-the amount and timing of any future dividends;
-the effects of acquisitions, dispositions and other similar transactions;
-the effect of regulatory and legal developments;
-ability to pace capital spending to anticipated levels of customer demand;
-our ability to increase margins through implementation of operational changes, pricing actions and cost reduction measures;
-rate of technology change;
-adverse litigation;
-product and component performance issues;
-retention of key personnel;
-customer ability to maintain profitable operations and obtain financing to fund ongoing operations and manufacturing expansions and pay receivables when due;
-loss of significant customers;
-changes in tax laws, regulations and international tax standards;
-the impacts of audits by taxing authorities; and
-the potential impact of legislation, government regulations, and other government action and investigations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As noted in the 2024 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates has the following effects:
•Exchange rate movements on financial instruments and transactions denominated in foreign currencies that impact earnings; and
•Exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar.
For a discussion of the Company’s exposure to market risk and how we mitigate that risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in the 2024 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in Corning’s 2024 Form 10-K, which could materially impact the Company’s business, financial condition or future results. Risks disclosed in the 2024 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact Corning’s business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information about purchases of common stock during the first quarter of 2025:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
January 1-31, 2025	59,517	$46.99
February 1-28, 2025	1,028,420	52.47	571,272
March 1-31, 2025	1,558,684	46.21	1,515,801
Total	2,646,621	$48.66	2,087,073	$3,035,666,784
(1)This column reflects: (i) 284,962 shares of common stock related to the vesting of employee restricted stock units; (ii) 240,611 shares of common stock related to the vesting of employee performance stock units; (iii) 32,721 shares of common stock related to the vesting of employee restricted stock; (iv) 1,254 shares of common stock related to the exercise of employee stock options and payment of the exercise price; and (v) the purchase of 2,087,073 shares of common stock under the 2019 Repurchase Program.
(2)Represents the stock price at the time of surrender and includes costs associated with the repurchase.
Item 5. Other Information
During the three months ended March 31, 2025, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Corning Incorporated
(Registrant)

May 2, 2025	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President and Corporate Controller