Form 10-Q
period 2025-06-30
CORNING INC /NY
filed 2025-08-01
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2025
Corning’s Common Stock, $0.50 par value per share	856,618,711 shares

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$3,862	$3,251	$7,314	$6,226
Cost of sales	2,470	2,302	4,708	4,284

Gross margin	1,392	949	2,606	1,942

Operating expenses:
Selling, general and administrative expenses	515	471	986	922
Research, development and engineering expenses	276	262	546	520
Amortization of purchased intangibles	28	30	56	60

Operating income	573	186	1,018	440

Interest income	5	10	17	22
Interest expense	(83)	(84)	(165)	(167)
Translated earnings contract gain, net (Note 13)	131	27	30	66
Other (expense) income, net	(42)	33	(76)	107

Income before income taxes	584	172	824	468
Provision for income taxes (Note 4)	(84)	(50)	(139)	(121)

Net income	500	122	685	347

Net income attributable to non-controlling interest	(31)	(18)	(59)	(34)

Net income attributable to Corning Incorporated	$469	$104	$626	$313

Earnings per common share available to common shareholders:
Basic (Note 5)	$0.55	$0.12	$0.73	$0.37
Diluted (Note 5)	$0.54	$0.12	$0.72	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$500	$122	$685	$347

Foreign currency translation adjustments and other (Note 14)	391	(222)	552	(552)
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(11)	37	(16)	39
Realized and unrealized gains (losses) on derivatives	46	(32)	73	(31)
Other comprehensive income (loss), net of tax	426	(217)	609	(544)

Comprehensive income (loss)	926	(95)	1,294	(197)

Comprehensive income attributable to non-controlling interest	(31)	(18)	(59)	(34)

Comprehensive income (loss) attributable to Corning Incorporated	$895	$(113)	$1,235	$(231)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets

Current assets:
Cash and cash equivalents	$1,491	$1,768
Trade accounts receivable, net of doubtful accounts - $31 and $33	2,298	2,053
Inventories (Note 7)	3,084	2,724
Other current assets	1,323	1,447
Total current assets	8,196	7,992

Property, plant and equipment, net of accumulated depreciation - $15,020 and $14,492	13,881	13,359
Goodwill	2,492	2,363
Other intangible assets, net	711	752
Deferred income taxes (Note 4)	1,187	1,130
Other assets	2,278	2,139

Total Assets	$28,745	$27,735

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 9)	$786	$326
Accounts payable	1,931	1,472
Other accrued liabilities (Notes 8 and 12)	2,758	3,121
Total current liabilities	5,475	4,919

Long-term debt (Note 9)	6,714	6,885
Postretirement benefits other than pensions (Note 10)	302	336
Other liabilities (Notes 8 and 12)	4,709	4,525
Total liabilities	17,200	16,665

Commitments and contingencies (Note 12)
Shareholders’ equity (Note 14):
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	923	921
Additional paid-in capital – common stock	17,389	17,264
Retained earnings	15,823	15,926
Treasury stock, at cost; Shares held: 991 million and 987 million	(21,085)	(20,882)
Accumulated other comprehensive loss	(1,934)	(2,543)
Total Corning Incorporated shareholders’ equity	11,116	10,686
Non-controlling interest	429	384
Total equity	11,545	11,070

Total Liabilities and Equity	$28,745	$27,735
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$685	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	603	614
Amortization of purchased intangibles	56	60
Loss on disposal of assets, net	5	126
Share-based compensation expense	117	126
Translation loss (gain) on foreign denominated debt, net	70	(135)
Deferred tax (benefit) provision	(39)	1
Translated earnings contract gain, net	(30)	(66)
Changes in assets and liabilities:
Trade accounts receivable	(203)	(284)
Inventories	(238)	(89)
Other current assets	(105)	(16)
Accounts payable and other current liabilities	(59)	(52)
Customer deposits and government incentives	43	(18)
Deferred income	(70)	(70)
Other, net	24	73
Net cash provided by operating activities	859	617

Cash Flows from Investing Activities:
Capital expenditures	(516)	(494)
Realized gains on translated earnings contracts and other	107	168
Other, net	(57)	(12)
Net cash used in investing activities	(466)	(338)

Cash Flows from Financing Activities:
Repayments of debt	(279)	(42)
Proceeds from issuance of debt	285
Proceeds from cross currency swap	24	68
Payments of employee withholding tax on stock awards	(70)	(58)
Proceeds from exercise of stock options	12	34
Purchases of common stock for treasury	(133)	(105)
Dividends paid	(503)	(495)
Other, net	(32)	(14)
Net cash used in financing activities	(696)	(612)
Effect of exchange rates on cash	26	(27)
Net decrease in cash and cash equivalents	(277)	(360)
Cash and cash equivalents at beginning of period	1,768	1,779
Cash and cash equivalents at end of period	$1,491	$1,419
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
Net income			157			157	28	185
Other comprehensive income					183	183		183
Purchase of common stock for treasury				(100)		(100)		(100)
Shares issued to benefit plans and for option exercises	1	63				64		64
Common dividends ($0.28 per share)			(244)			(244)		(244)
Other, net (1)				(30)		(30)		(30)
Balance as of March 31, 2025	$922	$17,327	$15,839	$(21,012)	$(2,360)	$10,716	$412	$11,128
Net income			469			469	31	500
Other comprehensive income					426	426	1	427
Purchase of common stock for treasury				(33)		(33)		(33)
Shares issued to benefit plans and for option exercises	1	62				63		63
Common dividends ($0.56 per share)			(485)			(485)		(485)
Other, net (1)				(40)		(40)	(15)	(55)
Balance as of June 30, 2025	$923	$17,389	$15,823	$(21,085)	$(1,934)	$11,116	$429	$11,545

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’equity	Non-controlling interest	Total
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868
Net income			209			209	16	225
Other comprehensive loss					(327)	(327)	(1)	(328)
Shares issued to benefit plans and for option exercises	1	69				70		70
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(35)		(35)	1	(34)
Balance as of March 31, 2024	$917	$16,998	$16,358	$(20,672)	$(2,375)	$11,226	$333	$11,559
Net income			104			104	18	122
Other comprehensive loss					(217)	(217)		(217)
Purchase of common stock for treasury				(103)		(103)		(103)
Shares issued to benefit plans and for option exercises	2	83				85		85
Common dividends ($0.56 per share)			(486)			(486)		(486)
Other, net (1)				(24)		(24)	(9)	(33)
Balance as of June 30, 2024	$919	$17,081	$15,976	$(20,799)	$(2,592)	$10,585	$342	$10,927
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
The results of businesses acquired in business combinations are included in the Company’s consolidated financial statements from the date of acquisition. Other than the acquisition detailed in Note 6 (Acquisition), acquisitions during the six months ended June 30, 2025 and 2024 were not significant, individually or in the aggregate.
The non-controlling interest as recorded in the consolidated financial statements represents amounts attributable to the minority shareholders of less-than-wholly-owned consolidated subsidiaries, including Hemlock Semiconductor Group (“HSG”) and other subsidiaries primarily within our Optical Communications segment.
Certain prior year amounts have been reclassified to conform to the current year presentation, including the recast of the Company’s segment related disclosures to align with the new reportable segments as of January 1, 2025. Refer to Note 16 (Reportable Segments) for additional information. These reclassifications had no impact on the results of operations, financial position or changes in shareholders’ equity.
2. Restructuring, Impairment and Other Charges and Credits
There were no material restructuring, impairment and other charges and credits during the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2024, the Company recorded $138 million and $129 million, respectively, in restructuring, impairment and other charges and credits, of which $141 million and $121 million, respectively, were reflected in cost of sales in the consolidated statements of income, primarily relating to asset write-offs in the second quarter associated with the closure of a display manufacturing plant.

3. Revenue
Disaggregated Revenue
The following table presents revenues by product category (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Optical communications products	$1,566	$1,113	$2,921	$2,043
Display products	725	704	1,429	1,336
Specialty materials products	542	497	1,037	947
Automotive products	457	452	883	915
Life sciences products	246	237	474	462
Polycrystalline silicon products	223	199	429	415
All other products	103	49	141	108
Total revenue	$3,862	$3,251	$7,314	$6,226
Customer Deposits
As of June 30, 2025 and December 31, 2024, Corning had customer deposits of approximately $1.1 billion. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced under long-term supply agreements, generally over a period of up to ten years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.
For the three months ended June 30, 2025 and 2024, customer deposits recognized were $19 million and $11 million, respectively. For the six months ended June 30, 2025 and 2024, customer deposits recognized were $81 million and $91 million, respectively.
Refer to Note 8 (Other Liabilities) for additional information.
Deferred Revenue
As of June 30, 2025 and December 31, 2024, Corning had deferred revenue of approximately $763 million and $833 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long-term supply agreements.
Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. For the three and six months ended June 30, 2025 and 2024, the amount of deferred revenue recognized in the consolidated statements of income was not material.
Refer to Note 8 (Other Liabilities) for additional information.

4. Income Taxes
The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$(84)	$(50)	$(139)	$(121)
Effective tax rate	14.4%	29.1%	16.9%	25.9%
For the three and six months ended June 30, 2025, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to foreign derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.

For the three and six months ended June 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit. The losses were mostly driven by asset write-offs associated with the closure of a display manufacturing plant. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. The non-current receivable balance was $265 million and $253 million as of June 30, 2025 and December 31, 2024, respectively, for the amount on deposit with the South Korean government. Corning believes that it is more likely than not the Company will prevail in the appeals process relating to these matters.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax law changes, including the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act, modifications to the international tax framework and the reinstatement of favorable treatment for certain business tax provisions. These include 100% bonus depreciation, immediate expensing of domestic research and development costs and revised limitations on the deductibility of business interest expense. The provisions of the OBBBA are subject to multiple effective dates, with some effective beginning in 2025 and others phased in through 2027. The Company is currently evaluating the provisions of the OBBBA and is assessing the potential impact on its consolidated financial statements.
5. Earnings Per Common Share
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to Corning Incorporated	$469	$104	$626	$313

Weighted-average common shares outstanding – basic	855	853	855	853
Effect of dilutive securities:
Stock options and other awards	10	11	11	12
Weighted-average common shares outstanding – diluted	865	864	866	865
Basic earnings per common share	$0.55	$0.12	$0.73	$0.37
Diluted earnings per common share	$0.54	$0.12	$0.72	$0.36

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	2	3	2	4

6. Acquisition
In April 2025, the Company acquired 100% of the equity interests in a U.S. solar module manufacturing facility. The total fair value of purchase price consideration was $278 million, consisting of $17 million in cash paid at closing, $111 million in notes payable due within 2025, and $150 million in potential contingent consideration. The contingent consideration is comprised of annual earn-out payments with a final payment due in the sixth post-closing year. Earn-out payments are based on cumulative free cash flow, with no limitation on the total amount, and the final payment is the lesser of $98 million or an amount based on the net liquidation value of the acquired entity at the time payment is due.

The contingent payments are classified as liabilities and measured at fair value utilizing the income approach with Level 3 inputs. Fair value at the acquisition date and as of June 30, 2025 was $104 million for the earn-out payments and $46 million for the final payment. Key assumptions include projections for revenue, margins, market prices and discount rates. Subsequent changes in fair value are recognized on a recurring basis and reflected within other (expense) income, net in the consolidated statements of income.

The total purchase price of $278 million was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date and consisted of the following (in millions):

Inventories	$41
Property, plant and equipment	167
Accounts payable	(36)
Other net assets (1)	8
Total identified net assets	180
Fair value of purchase price consideration	278
Goodwill (2)	$98
(1)Includes approximately $64 million in other assets and $64 million in other liabilities relating to acquired operating leases for the manufacturing facility.
(2)Goodwill reflects the expected synergies, expanded market opportunities and other benefits from vertically integrating the acquired solar module business into the Company’s operations. The goodwill is not deductible for tax purposes and has been assigned to a reporting unit within Hemlock and Emerging Growth Businesses.

The revenue, earnings contribution and transaction-related costs were not material to the Company's consolidated financial results for the three and six months ended June 30, 2025.
7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Finished goods	$1,479	$1,323
Work in process	550	547
Raw materials and accessories	564	413
Supplies and packing materials	491	441
Inventories	$3,084	$2,724

8. Other Liabilities
Other liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Current liabilities:
Wages and employee benefits	$632	$883
Income taxes	75	109
Derivative instruments (Note 13)	162	348
Dividend payable (Note 14)	264	23
Deferred revenue (Note 3)	209	190
Customer deposits (Note 3)	169	127
Short-term operating leases	101	95
Other current liabilities	1,146	1,346
Other accrued liabilities	$2,758	$3,121

Non-current liabilities:
Defined benefit pension plan liabilities	$606	$529
Derivative instruments (Note 13)	274	273
Deferred revenue (Note 3)	554	643
Customer deposits (Note 3)	896	983
Contingent consideration (Note 6)	150
Deferred tax liabilities	176	137
Long-term operating leases	898	785
Other non-current liabilities	1,155	1,175
Other liabilities	$4,709	$4,525
9. Debt
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.3 billion and $6.4 billion compared to the carrying value of $6.7 billion and $6.9 billion as of June 30, 2025 and December 31, 2024, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
During the three and six months ended June 30, 2025, the Company repaid ¥10.0 billion (equivalent to $69.6 million) aggregate principal amount of its 0.722% debentures due 2025.
Corning is the obligor to Chinese yuan-denominated variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. During the six months ended June 30, 2025, the Company repaid $209 million of its existing loan amounts outstanding. In addition, the Company entered into new Chinese yuan-denominated variable rate loan facilities and incurred $285 million in borrowings under these facilities during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, amounts outstanding under these facilities totaled $394 million and $314 million, respectively, and these facilities had variable interest rates ranging from 2.2% to 3.4% and 2.8% to 3.9%, respectively, and maturities ranging from 2025 to 2032. As of June 30, 2025, Corning had ¥0.2 billion Chinese yuan of unused capacity, equivalent to approximately $22 million.
On July 28, 2025, the Company entered into a new credit agreement (the “New Credit Agreement”), which replaces the Company’s existing $1.5 billion credit agreement dated June 6, 2022 (the “Existing Credit Agreement”). The New Credit Agreement provides a committed $1.5 billion unsecured multi-currency line of credit and expires July 28, 2030. As of June 30, 2025, there were no outstanding amounts under the Existing Credit Agreement or the New Credit Agreement.

During the first quarter of 2025, the Company de-designated €100 million ($117 million equivalent as of June 30, 2025) notional of the €300 million ($351 million equivalent as of June 30, 2025) 3.875% Notes due 2026 as a net investment hedge. Refer to Note 13 (Financial Instruments) for additional information.

From time to time, the Company enters into various cross currency swap contracts to economically lock in unrealized foreign exchange gains relating to a portion of the Company’s Japanese yen-denominated debt. Refer to Note 13 (Financial Instruments) for additional information.
10. Employee Retirement Plans
The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other (expense) income, net in the consolidated statements of income (in millions):

	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$24	$25	$48	$48		$1	$1	$2
Interest cost	48	46	95	92	$5	5	9	10
Expected return on plan assets	(49)	(48)	(99)	(96)
Amortization of actuarial net gain					(9)	(7)	(15)	(12)
Amortization of prior service cost (credit)	1	2	2	3	(1)	(2)	(3)	(4)
Special termination benefit charge	1	3	1	3
Total pension and postretirement benefit expense (income)	$25	$28	$47	$50	$(5)	$(3)	$(8)	$(4)
11. Leases
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
Corning entered into an equipment lease (“Equipment Lease”) on June 17, 2024, with an initial estimated purchase and installation cost of $365 million, for the equipment to be installed and operated within the solar manufacturing facility in Hemlock, Michigan. The Company is the procurement and installation agent on behalf of the lessor. On May 9, 2025, the Equipment Lease was amended to increase the aggregate commitment amount (“Amended Equipment Lease”). As of June 30, 2025 the estimated purchase and installation cost subject to this Amended Equipment Lease is $586 million.
The Amended Equipment Lease is expected to commence in the latter part of 2025 and has a lease term of five years with obligations to purchase the equipment at lease maturity. The Equipment Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement. Based on the current estimate of the purchase and installation cost, the estimated undiscounted lease payments are approximately $680 million, of which $80 million, $155 million, $146 million and $138 million to be paid in 2026, 2027, 2028 and 2029, respectively, and $161 million to be paid thereafter.

12. Commitments and Contingencies
Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized below. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity or results of operations, is remote.

Dow Corning Environmental Claims
Beginning in September 2019, Dow formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites. Subject to certain conditions and limits, Corning may be required to indemnify Dow for up to 50% of such losses. Costs incurred were not material to the periods presented and, as of June 30, 2025, the amount reserved was not material.
Environmental Litigation
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of June 30, 2025 and December 31, 2024, Corning had accrued approximately $92 million and $78 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

13. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	June 30, 2025			December 31, 2024
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$1,417	$63	$(15)	$928	$106	$(69)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,578	96	(18)	2,339	14	(77)
Translated earnings contracts (4)	12,331	702	(247)	9,817	859	(327)
Cross currency swap contracts	571		(156)	439		(148)
Total derivatives	$17,897	$861	$(436)	$13,523	$979	$(621)

Current		$531	$(162)		$619	$(348)
Non-current		330	(274)		360	(273)
Total derivatives		$861	$(436)		$979	$(621)
(1)All of the Company’s derivative contracts are measured at fair value and are classified as Level 2 within the fair value hierarchy. Derivative assets are presented in other current assets or other assets in the consolidated balance sheets. Derivative liabilities are presented in other accrued liabilities or other liabilities in the consolidated balance sheets.
(2)The amounts above do not include €750 million ($873 million equivalent) and €850 million ($879 million equivalent) of euro-denominated debt as of June 30, 2025 and December 31, 2024, respectively, which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of June 30, 2025 and December 31, 2024, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $1.4 billion and $928 million, respectively, and fair value hedges of leased precious metals with gross notional amounts of 9,319 troy ounces and 12,694 troy ounces, respectively. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amounts of $23 million and $104 million as of June 30, 2025 and December 31, 2024, respectively. Fair value liabilities include designated derivatives pertaining to precious metals lease contracts in the amounts of $1 million as of June 30, 2025.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of June 30, 2025 and December 31, 2024, the Company has $160 million and $141 million recorded in other accrued liabilities and $90 million and $172 million recorded in other liabilities, respectively, in the consolidated balance sheets.
The following table summarizes the total gross notional coverage for translated earnings contracts (in millions):

	June 30, 2025	December 31, 2024
Forward contracts:
Japanese yen-denominated	$1,239	$259
South Korean won-denominated	2,306	1,151
Chinese yuan-denominated	1,247	864
New Taiwan dollar-denominated	598	503
Mexican peso-denominated	1,696	320
Euro-denominated	1,701	1,538
Option contracts:
Japanese yen-denominated	3,451	4,997
Euro-denominated	93	185
Total gross notional amount for translated earnings contracts	$12,331	$9,817

The following tables summarize the effect in the consolidated statements of income relating to Corning’s derivative and non-derivative financial instruments (in millions). The accumulated loss included in accumulated other comprehensive loss on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 is $31 million and $11 million, respectively.

	Three months ended June 30,
	Loss recognized in other comprehensive income (loss) (OCI) (1)		Location of (loss) gain reclassified from accumulated OCI into income effective (ineffective)	(Loss) gain reclassified from accumulated OCI into income
	2025	2024		2025	2024
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$(27)	$(24)	Cost of sales	$(3)	$15
			Other (expense) income, net	2	(1)
Total designated	$(27)	$(24)		$(1)	$14
(1)Amount includes a loss of $68 million and gain of $8 million during the three months ended June 30, 2025 and 2024, respectively, relating to non-derivative financial instruments designated as a net investment hedge.

	Six months ended June 30,
	(Loss) gain recognized in other comprehensive income (loss) (OCI) (1)		Location of (loss) gain reclassified from accumulated OCI into income effective (ineffective)	(Loss) gain reclassified from accumulated OCI into income
	2025	2024		2025	2024
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$(27)	$9	Cost of sales	$(10)	$21
			Other (expense) income, net	3	(1)
Total designated	$(27)	$9		$(7)	$20
(1)Amount includes a loss of $101 million and gain of $30 million during the six months ended June 30, 2025 and 2024, respectively, relating to non-derivative financial instruments designated as a net investment hedge.

	Gain (loss) recognized in income				Location of gain (loss) recognized in income
	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	2025	2024	2025	2024
Foreign exchange contracts	$82	$(13)	$120	$(35)	Other (expense) income, net
Translated earnings contracts	131	27	30	66	Translated earnings contract gain, net
Cross currency swap contracts	9	(7)	9	(7)	Other (expense) income, net
Total undesignated	$222	$7	$159	$24

Cross Currency Swap Contracts
Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the U.S. dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income. During 2025 and 2024, the Company entered into various cross currency swap contracts relating to a portion of the Company’s Japanese yen-denominated debt in order to economically lock in unrealized foreign exchange gains. At inception of these instruments, Corning receives a net amount from the counterparties, representing an exchange of the notional amounts at a fixed foreign exchange rate of Japanese yen to U.S. dollar and initially records this amount as a derivative liability. During the six months ended June 30, 2025 and 2024, Corning received net payments of $24 million and $68 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the derivative liability associated with these contracts is $156 million and $148 million, respectively.
Net Investment Hedges
In May 2023, the Company issued €300 million ($351 million equivalent as of June 30, 2025) 3.875% Notes due 2026 (“2026 Notes”) and €550 million ($644 million equivalent as of June 30, 2025) 4.125% Notes due 2031 (“2031 Notes”). The proceeds from the 2026 Notes and 2031 Notes were received in euros and converted to U.S. dollars on the date of issuance. In 2023, the Company designated the full amount of its euro-denominated 2026 Notes and 2031 Notes with a total notional amount of €850 million ($995 million equivalent as of June 30, 2025), which are non-derivative financial instruments, as net investment hedges against its investments in certain European subsidiaries with euro functional currencies. During the first quarter of 2025, the Company de-designated €100 million ($117 million equivalent as of June 30, 2025) notional of the 2026 Notes as a net investment hedge.
During the first quarter of 2025, the Company entered into various foreign exchange forward contracts with notional amounts totaling €110 million ($129 million equivalent as of June 30, 2025) and ¥40.2 billion ($277 million equivalent as of June 30, 2025) and designated these forward contracts as net investment hedges against its investments in certain European subsidiaries with euro functional currencies and its Taiwanese subsidiary with Japanese yen functional currency, respectively.
During the second quarter of 2025, the Company entered into various foreign exchange forward contracts with notional amounts totaling €270 million ($316 million equivalent as of June 30, 2025) and ¥34.4 billion ($237 million equivalent as of June 30, 2025) and designated these forward contracts as net investment hedges against its investments in certain European subsidiaries with euro functional currencies and its Taiwanese subsidiary with Japanese yen functional currency, respectively. Additionally, the Company de-designated €180 million ($211 million equivalent as of June 30, 2025) and ¥34.4 billion ($237 million equivalent as of June 30, 2025) of existing net investment hedges.
As of June 30, 2025, these net investment hedges are deemed to be effective.

Leased Precious Metals Contracts
The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $52 million and $58 million as of June 30, 2025 and December 31, 2024, respectively. The carrying amount of the leased precious metals pool includes cumulative fair value losses of $25 million and $108 million as of June 30, 2025 and December 31, 2024, respectively. These losses are offset by changes in the fair value of hedges.
14. Shareholders’ Equity
Common Stock Dividends
On February 12, 2025 and May 1, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which was paid on March 28, 2025 and June 27, 2025, respectively.
On June 25, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on September 29, 2025.
Fixed Rate Cumulative Convertible Preferred Stock, Series A
The Company had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020. On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021, Corning and Samsung Display Co., Ltd. (“SDC”) executed the Share Repurchase Agreement (“SRA”) and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, Corning repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion.

Pursuant to the SRA, with respect to the remaining 80 million common shares outstanding held by SDC, 58 million common shares are subject to a seven-year lock-up period expiring in 2027. The remaining 22 million common shares can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of June 30, 2025 and December 31, 2024, the fair value of the liability associated with this option, measured using Level 2 significant other observable inputs, was not material.
Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2025, approximately $3.0 billion remains available under the Company’s 2019 Authorization.
During the three and six months ended June 30, 2025, the Company repurchased 0.7 million shares and 2.8 million shares, respectively, for approximately $33 million and $133 million, respectively. During the three and six months ended June 30, 2024, the company repurchased 3 million common shares for $105.4 million pursuant to the terms of the SRA, as discussed above.
Accumulated Other Comprehensive Loss
For the three and six months ended June 30, 2025 and 2024, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustments.
The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$(2,369)	$(2,272)	$(2,530)	$(1,942)
Gain (loss) on foreign currency translation (1)	372	(212)	526	(543)
Equity method affiliates (1)	19	(10)	26	(9)
Net current-period other comprehensive income (loss), net of tax	391	(222)	552	(552)
Ending balance	$(1,978)	$(2,494)	$(1,978)	$(2,494)
(1)Amounts are after tax. Tax effects are not significant.

15. Share-Based Compensation
Total share-based compensation expense was $63 million and $117 million for the three and six months ended June 30, 2025, respectively and $66 million and $126 million for the three and six months ended 2024, respectively. The income tax benefit realized from share-based compensation for the three and six months ended June 30, 2025 was $9 million and $17 million, respectively. The prior period amounts were not material.
Incentive Stock Plans
Time-Based Restricted Stock and Restricted Stock Units
The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the six months ended June 30, 2025:

	Number of shares (in thousands)	Weighted average grant-date fair value
Non-vested as of December 31, 2024	8,456	$32.94
Granted	992	46.39
Vested	(2,714)	33.00
Forfeited	(103)	34.54
Non-vested as of June 30, 2025	6,632	$34.90
Performance-Based Restricted Stock Units
The following table summarizes the changes in non-vested performance-based restricted stock units for the six months ended June 30, 2025:

	Number of shares (in thousands)	Weighted average grant-date fair value
Non-vested as of December 31, 2024	4,040	$33.28
Granted	1,507	50.27
Vested	(1,615)	33.69
Performance adjustments	972	47.63
Forfeited	(52)	48.67
Non-vested as of June 30, 2025	4,852	$41.17
Stock Options
During the six months ended June 30, 2025, 543 thousand options were exercised and 7 thousand options were forfeited and expired with a weighted-average exercise price of $22.98 and $22.01, respectively. As of June 30, 2025, 3.7 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.36, weighted average remaining contractual term of 3.8 years and aggregate intrinsic value of $104 million. As of December 31, 2024, 4.2 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.18.

16. Reportable Segments
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

The constant-currency rates established for core performance measures are long-term management-determined rates, which are closely aligned with the Company’s hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. Effective January 1, 2025, management updated the constant-currency rates and the updated rates were applied prospectively beginning with reporting periods in 2025. Comparative results were not recast and are reported based on the 2024 rates.

Constant-currency rates used are as follows and are applied to the respective periods presented and to all foreign exchange exposures during the period, even though the Company may be less than 100% hedged:

Currency	Japanese yen	South Korean won	Chinese yuan	New Taiwan dollar	Mexican peso	Euro
2024 Rate	¥107	₩1,175	¥6.7	NT$31	MX$20	€0.81
2025 Rate	¥120	₩1,250	¥6.9	NT$31	MX$21	€0.88
In addition, certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net income. These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: the impact of translating foreign denominated debt, the impact of the translated earnings contracts, acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments and other items which do not reflect the ongoing operating results of the segment. Although these amounts are excluded from segment results, they are included in reported consolidated results.
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

The following provides selected segment information as described above:
Segment information (in millions):

	Optical Communications	Display	Specialty Materials	Automotive	Life Sciences	Hemlock and Emerging Growth Businesses	Total
Three months ended June 30, 2025
Segment net sales	$1,566	$898	$545	$460	$250	$326	$4,045
Less:
Research, development and engineering expenses (1)	76	24	68	35	7	23	233
Depreciation (2)	69	108	39	41	15	38	310
Other segment items (3)	1,102	460	335	284	206	275	2,662
Income tax provision (4)	72	63	22	21	4		182
Segment net income (loss)	$247	$243	$81	$79	$18	$(10)	$658
Capital expenditures	$87	$65	$45	$30	$3	$93	$323

Three months ended June 30, 2024
Segment net sales	$1,113	$1,014	$501	$479	$249	$248	$3,604
Less:
Research, development and engineering expenses (1)	66	28	57	41	6	24	222
Depreciation (2)	66	110	40	44	17	28	305
Other segment items (3)	797	550	324	304	205	190	2,370
Income tax provision (4)	41	68	17	19	4	3	152
Segment net income	$143	$258	$63	$71	$17	$3	$555
Capital expenditures	$48	$61	$27	$12	$3	$62	$213

Six months ended June 30, 2025
Segment net sales	$2,921	$1,803	$1,046	$900	$484	$570	$7,724
Less:
Research, development and engineering expenses (1)	153	49	135	70	13	49	469
Depreciation (2)	134	210	74	82	31	68	599
Other segment items (3)	2,056	931	640	562	401	481	5,071
Income tax provision (benefit) (4)	130	127	42	39	8	(2)	344
Segment net income (loss)	$448	$486	$155	$147	$31	$(26)	$1,241
Capital expenditures	$184	$111	$76	$42	$6	$143	$562

Six months ended June 30, 2024
Segment net sales	$2,043	$1,886	$955	$970	$485	$523	$6,862
Less:
Research, development and engineering expenses (1)	131	54	117	79	12	45	438
Depreciation (2)	132	226	76	87	34	55	610
Other segment items (3)	1,468	1,026	627	615	401	392	4,529
Income tax provision (4)	69	121	28	40	8	11	277
Segment net income	$243	$459	$107	$149	$30	$20	$1,008
Capital expenditures	$84	$134	$60	$21	$8	$92	$399
(1) Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(2)Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(3)Other segment items for each reportable segment primarily includes the cost of materials, salaries, wages and benefits, including variable compensation, and selling, general and administrative expenses.
(4)Income tax provision (benefit) reflects a tax rate of 21%.

Segment information, continued (in millions):

	Optical Communications	Display	Specialty Materials	Automotive	Life Sciences	Hemlock and Emerging Growth Businesses	Total
June 30, 2025
Investment in affiliated companies, at equity	$6	$101	$18			$184	$309
Segment assets (1)	$3,952	$6,773	$2,648	$2,439	$827	$2,143	$18,782
December 31, 2024
Investment in affiliated companies, at equity	$4	$90	$15			$181	$290
Segment assets (1)	$3,506	$6,596	$2,489	$2,366	$800	$1,869	$17,626
(1)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation and associated equity companies.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales of reportable segments	$3,719	$3,356	$7,154	$6,339
Net sales of Hemlock and Emerging Growth Businesses	326	248	570	523
Impact of constant-currency reporting (1)	(183)	(353)	(410)	(636)
Consolidated net sales	$3,862	$3,251	$7,314	$6,226
(1)Amount primarily represents the impact of foreign currency adjustments in the Display segment.
The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income of reportable segments	$668	$552	$1,267	$988
Net (loss) income of Hemlock and Emerging Growth Businesses	(10)	3	(26)	20
Unallocated amounts:
Impact of constant-currency reporting	(159)	(267)	(339)	(493)
Translated earnings contract gain, net	131	27	30	66
Translation (loss) gain on foreign denominated debt, net	(27)	54	(70)	135
Research, development, and engineering expenses	(43)	(40)	(77)	(82)
Amortization of intangibles	(28)	(30)	(56)	(60)
Interest expense, net	(72)	(65)	(135)	(126)
Income tax benefit	98	102	205	156
Restructuring, impairment and other charges and credits (1)	(1)	(138)	6	(129)
Other corporate items	(57)	(76)	(120)	(128)
Net income	$500	$122	$685	$347
(1)Amount includes charges associated with impairment losses, asset write-offs, accelerated depreciation, disposal costs and inventory write-downs. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

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
2025 Corporate Outlook
We expect core net sales of approximately $4.2 billion for the third quarter of 2025.

RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Three months ended June 30,		% change	Six months ended June 30,		% change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24

Net sales	$3,862	$3,251	19%	$7,314	$6,226	17%

Cost of sales	$2,470	$2,302	7%	$4,708	$4,284	10%

Gross margin	$1,392	$949	47%	$2,606	$1,942	34%
Gross margin %	36%	29%		36%	31%

Selling, general and administrative expenses	$515	$471	9%	$986	$922	7%
as a % of net sales	13%	14%		13%	15%

Research, development and engineering expenses	$276	$262	5%	$546	$520	5%
as a % of net sales	7%	8%		7%	8%

Translated earnings contract gain, net	$131	$27	*	$30	$66	(55%)

Income before income taxes	$584	$172	*	$824	$468	76%

Provision for income taxes	$84	$50	68%	$139	$121	15%
Effective tax rate	14.4%	29.1%		16.9%	25.9%
*Not meaningful
Net sales
For the three months ended June 30, 2025, net sales increased $611 million, or 19% when compared to the same period in 2024. This was primarily driven by an increase in sales for optical communication products of $453 million, specialty materials products of $45 million, polycrystalline silicon products of $24 million and display products of $21 million.
For the six months ended June 30, 2025, net sales increased $1.1 billion, or 17% when compared to the same period in 2024. This was primarily driven by an increase in sales for optical communication products of $878 million, display products of $93 million and specialty materials products of $90 million.
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
For the three months ended June 30, 2025, cost of sales increased $168 million, or 7%, when compared to the same period in 2024, primarily driven by the increase in net sales as discussed above. Gross margin increased $443 million, or 47%, and increased as a percentage of sales by 7 percentage points when compared to the same period in 2024 driven by the impact of actions taken by management to improve profitability, including raising prices, restoring our productivity levels and normalizing inventory levels.
For the six months ended June 30, 2025, cost of sales increased $424 million, or 10%, when compared to the same period in 2024, primarily driven by the increase in net sales as discussed above. Gross margin increased $664 million, or 34%, and increased as a percentage of sales by 5 percentage points when compared to the same period in 2024 driven by the impact of actions taken by management to improve profitability, including raising prices, restoring our productivity levels and normalizing inventory levels.

Selling, general and administrative expenses
The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
For the three and six months ended June 30, 2025, selling, general and administrative expenses increased $44 million and $64 million, respectively, when compared to the same periods in 2024, primarily due to the increase in net sales, as discussed above.
Research, development and engineering expenses
For the three and six months ended June 30, 2025, research, development and engineering expenses increased $14 million and $26 million, respectively and slightly decreased as a percentage of sales when compared to the same periods in 2024.
Translated earnings contract gain, net
Included in translated earnings contract gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro and its impact on net income.
The following table provides detailed information on the impact of translated earnings contract gain, net (in millions):

	Three months ended June 30, 2025		Three months ended June 30, 2024		Change 2025 vs. 2024
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized (loss) gain, net (1) (2)	$(9)	$(7)	$48	$37	$(57)	$(44)
Unrealized gain (loss), net	140	107	(21)	(16)	161	123
Total translated earnings contract gain, net	$131	$100	$27	$21	$104	$79

	Six months ended June 30, 2025		Six months ended June 30, 2024		Change 2025 vs. 2024
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain, net (1) (2)	$7	$5	$111	$85	$(104)	$(80)
Unrealized gain (loss), net	23	18	(45)	(34)	68	52
Total translated earnings contract gain, net	$30	$23	$66	$51	$(36)	$(28)
(1)For the three and six months ended June 30, 2025, amount includes non-cash pre-tax realized losses of $68 million and $108 million, respectively, and for the three and six months ended June 30, 2024, amount includes non-cash pre-tax realized losses of $26 million and $57 million, respectively, related to the premiums of expired option contracts.
(2)For the three and six months ended June 30, 2025, amount excludes $8 million loss related to forward contracts designated as a net investment hedge, which was recorded in accumulated other comprehensive loss on the consolidated balance sheets and reflected within investing activities in the consolidated statements of cash flows.

The impact to income from realized activity for the three months ended June 30, 2025 was primarily driven by realized losses from our South Korean won-denominated hedges, partially offset by realized gains from our Mexican peso-denominated hedges. The impact to income from realized activity for the six months ended June 30, 2025 was primarily driven by realized gains from our Mexican peso and Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won-denominated hedges. The impact to income for the three and six months ended June 30, 2024 was primarily driven by realized gains from our Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won-denominated hedges.
The impact to income from unrealized activity for the three and six months ended June 30, 2025 was primarily driven by unrealized gains from our South Korean won and new Taiwan dollar-denominated hedges, partially offset by unrealized losses from our Japanese yen and euro-denominated hedges. The impact to income for the three months ended June 30, 2024 was primarily driven by unrealized losses from our South Korean won-denominated hedges. The impact to income for the six months ended June 30, 2024 was primarily driven by unrealized losses from our South Korean won and new Taiwan dollar-denominated hedges, partially offset by unrealized gains from our Japanese yen-denominated hedges.
Income before income taxes
For the three and six months ended June 30, 2025, income before income taxes increased $412 million and $356 million, respectively, when compared to the same periods in 2024, primarily driven increases in gross margin, as discussed above, and gains on our translated earnings contracts, as discussed above.
Provision for Income Taxes
For the three and six months ended June 30, 2025, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to foreign derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.
For the three and six months ended June 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit. The losses were mostly driven by asset write-offs associated with the closure of a display manufacturing plant. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.
For the three and six months ended June 30, 2025, the effective tax rate differed when compared to the same periods in 2024 primarily due to foreign derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax law changes, including the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act, modifications to the international tax framework and the reinstatement of favorable treatment for certain business tax provisions. These include 100% bonus depreciation, immediate expensing of domestic research and development costs and revised limitations on the deductibility of business interest expense. The provisions of the OBBBA are subject to multiple effective dates, with some effective beginning in 2025 and others phased in through 2027. The Company is currently evaluating the provisions of the OBBBA and is assessing the potential impact on its consolidated financial statements.

SEGMENT ANALYSIS
Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions, which is more fully discussed within Note 16 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of segment information to the corresponding amounts in the consolidated statements of income.
As of January 1, 2025, the Company began managing its Automotive Glass Solutions business together with its Environmental Technologies business, forming the Automotive segment. In addition, the Display Technologies segment has been renamed to Display.

The segment information presented below has been recast for the comparative period presented for the Automotive segment.

Segment net income may not be consistent with measures used by other companies.
The following table presents segment net sales by reportable segment (in millions):

	Three months ended June 30,		$ change	% change	Six months ended June 30,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$1,566	$1,113	$453	41%	$2,921	$2,043	$878	43%
Display	898	1,014	(116)	(11%)	1,803	1,886	(83)	(4%)
Specialty Materials	545	501	44	9%	1,046	955	91	10%
Automotive	460	479	(19)	(4%)	900	970	(70)	(7)%
Life Sciences	250	249	1	0%	484	485	(1)	0%
Net sales of reportable segments	3,719	3,356	363	11%	7,154	6,339	815	13%
Hemlock and Emerging Growth Businesses	326	248	78	31%	570	523	47	9%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$4,045	$3,604	$441	12%	$7,724	$6,862	$862	13%
(1)Refer to Note 16 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.
Optical Communications
The increase in segment net sales for both the three and six month periods was primarily due to continued growth in our Enterprise business driven by strong demand for our Generative AI products, and in our Carrier business, driven by demand for datacenter interconnect products and fiber-to-the-home products.
Display
The decrease in segment net sales for both the three and six month periods was due to lower sales volume, attributable to reduced panel maker utilization in the second quarter of 2025, partially offset by pricing actions taken in the second half of 2024. The pricing actions offset the majority of the impact from resetting our core rate from 107 to 120 Japanese yen to USD. The comparative period results were not recast and are presented at the 107 Japanese yen to USD core rate.
Specialty Materials
The increase in segment net sales for both the three and six month periods was due to continued strong demand for premium glass for mobile devices.
Automotive
The decrease in segment net sales for both the three and six month periods was primarily due to continued softness in light-duty and heavy-duty markets, particularly in Europe and North America.
Life Sciences
Segment net sales remained consistent with the comparative periods.
Hemlock and Emerging Growth Businesses
The increase for both the three and six month periods was primarily due to higher sales in our HSG business and Pharmaceutical Technologies business.

The following table presents segment net income by reportable segment (in millions):

	Three months ended June 30,		$ change	% change	Six months ended June 30,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$247	$143	$104	73%	$448	$243	$205	84%
Display	243	258	(15)	(6%)	486	459	27	6%
Specialty Materials	81	63	18	29%	155	107	48	45%
Automotive	79	71	8	11%	147	149	(2)	(1)%
Life Sciences	18	17	1	6%	31	30	1	3%
Net income of reportable segments	668	552	116	21%	1,267	988	279	28%
Hemlock and Emerging Growth Businesses	(10)	3	(13)	*	(26)	20	(46)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$658	$555	$103	19%	$1,241	$1,008	$233	23%
* Not meaningful
(1)Refer to Note 16 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income for both the three and six month periods was primarily driven by strong incremental profit on higher sales volume, as outlined above.
Display
The decrease in segment net income for the three month period was primarily driven by the decrease in sales, as outlined above. The increase in segment net income for the six month period was primarily driven by improved operating performance during the first quarter of 2025 as compared to the same period in prior year.
Specialty Materials
The increase in segment net income for both the three and six month periods was primarily driven by increased sales, as outlined above, and strong incremental profit on higher volumes.
Automotive
The increase in segment net income for the three month period was primarily driven by improved performance within our automotive glass business, partially offset by decreased sales of our environmental technologies business, as outlined above, offset by our automotive glass business. Segment net income remained flat for the six month period when compared to the same period in 2024 with improved performance offsetting lower sales, as outlined above.
Life Sciences
Segment net income remained flat when compared to the same periods in 2024, driven by consistent sales, as outlined above.
Hemlock and Emerging Growth Businesses
The decrease in segment net income for both the three and six month periods was primarily driven by temporarily higher costs to ramp up for our new solar products.

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

Items that are excluded from certain core performance calculations include: the impact of translating the foreign denominated debt, the impact of the translated earnings contracts, acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments and other items which do not reflect the ongoing operating results of the Company.

In addition, because a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. Therefore, management utilizes constant-currency reporting for the Optical Communications, Display, Specialty Materials, Automotive and Life Sciences segments to exclude the impact from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Display segment. The constant-currency rates established for our core performance measures are long-term management-determined rates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. For details of the rates used, refer to the footnotes to the “Reconciliation of Non-GAAP Measures” section. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuations, analyze underlying trends in the businesses and establish operational goals and forecasts.
For a reconciliation of non-GAAP performance measures to their most directly comparable GAAP financial measure, refer to “Reconciliation of Non-GAAP Measures.” With respect to the outlook for future periods, it is not possible to provide reconciliations for these non-GAAP measures because management does not forecast the movement of foreign currencies against the U.S. dollar, or other items that do not reflect ongoing operations, nor does it forecast items that have not yet occurred or are out of management’s control. As a result, management is unable to provide outlook information on a GAAP basis.
Results of Operations – Core Performance Measures
The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts):

	Three months ended June 30,		% change	Six months ended June 30,		% change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24
Core net sales	$4,045	$3,604	12%	$7,724	$6,862	13%
Core net income	$523	$407	29%	$990	$737	34%
Core earnings per share	$0.60	$0.47	28%	$1.14	$0.85	34%
Core Net Sales
For the three months ended June 30, 2025, we generated core net sales of $4.0 billion compared to $3.6 billion for the same period in 2024. The increase in core net sales of $441 million was primarily driven by increased segment sales of $453 million in Optical Communications, partially offset by decreased segment sales of $116 million in Display. Net sales by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.
For the six months ended June 30, 2025, we generated core net sales of $7.7 billion compared to $6.9 billion for the same period in 2024. The increase in core net sales of $862 million was primarily driven by increased segment sales of $878 million in Optical Communications and $91 million in Specialty Materials, partially offset by decreased segment sales of $83 million in Display and $70 million in Automotive. Net sales by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income
For the three months ended June 30, 2025, we generated core net income of $523 million compared to $407 million for the same period in 2024. The increase of $116 million was primarily due to higher segment net income of $104 million in Optical Communications. Net income by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.
For the six months ended June 30, 2025, we generated core net income of $990 million compared to $737 million for the same period in 2024. The increase of $253 million was primarily due to higher segment net income of $205 million in Optical Communications. Net income by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.
Core Earnings per Share
Core earnings per share increased for the three months ended June 30, 2025 to $0.60 per share, primarily as a result of the changes in core net income, outlined above.
Core earnings per share increased for the six months ended June 30, 2025 to $1.14 per share, primarily as a result of the changes in core net income, outlined above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Core net income	$523	$407	$990	$737

Weighted-average common shares outstanding - basic	855	853	855	853
Effect of dilutive securities:
Stock options and other awards	10	11	11	12
Weighted-average common shares outstanding - diluted	865	864	866	865
Core earnings per share	$0.60	$0.47	$1.14	$0.85

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
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended June 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported – GAAP	$3,862	$584	$469	14.4%	$0.54
Constant-currency adjustment (1)	183	159	125		0.14
Translation loss on foreign denominated debt, net (2)		27	21		0.02
Translated earnings contract gain, net (3)		(131)	(100)		(0.12)
Acquisition-related costs (4)		29	21		0.02
Discrete tax items and other tax-related adjustments (5)			(28)		(0.03)
Restructuring, impairment and other charges and credits (6)		1	1		0.00
Litigation, regulatory and other legal matters (7)		(3)	(2)		(0.00)
Pension mark-to-market adjustment (8)		16	12		0.01
Gain on investments (9)		(6)	(6)		(0.01)
Loss on sale of assets (10)		1	1		0.00
Equity in losses of affiliated companies (11)		12	9		0.01
Core performance measures	$4,045	$689	$523	19.5%	$0.60
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $31 million and $32 million, respectively.

	Three months ended June 30, 2024
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$3,251	$172	$104	29.1%	$0.12
Constant-currency adjustment (1)	353	267	193		0.22
Translation gain on foreign denominated debt, net (2)		(54)	(41)		(0.05)
Translated earnings contract gain, net (3)		(27)	(21)		(0.02)
Acquisition-related costs (4)		32	22		0.03
Discrete tax items and other tax-related adjustments (5)			4		0.00
Restructuring, impairment and other charges and credits (6)		138	130		0.15
Pension mark-to-market adjustment (8)		3	3		0.00
Loss on investments (9)		7	6		0.01
Loss on sale of assets (10)		10	7		0.01
Core performance measures	$3,604	$548	$407	22.0%	$0.47
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $18 million and $21 million, respectively.
Refer to “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.

	Six months ended June 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$7,314	$824	$626	16.9%	$0.72
Constant-currency adjustment (1)	410	339	293		0.34
Translation loss on foreign denominated debt, net (2)		70	54		0.06
Translated earnings contract gain, net (3)		(30)	(23)		(0.03)
Acquisition-related costs (4)		59	43		0.05
Discrete tax items and other tax-related adjustments (5)			(35)		(0.04)
Restructuring, impairment and other charges and credits (6)		(6)	(4)		(0.00)
Litigation, regulatory and other legal matters (7)		7	5		0.01
Pension mark-to-market adjustment (8)		15	12		0.01
Gain on investments (9)		(1)	(1)		(0.00)
Loss on sale of assets (10)		5	4		0.00
Equity in losses of affiliated companies (11)		12	9		0.01
Loss on sale of business (12)		11	7		0.01
Core performance measures	$7,724	$1,305	$990	19.5%	$1.14
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $59 million and $61 million respectively.

	Six months ended June 30, 2024
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$6,226	$468	$313	25.9%	$0.36
Constant-currency adjustment (1)	636	493	365		0.42
Translation gain on foreign denominated debt, net (2)		(135)	(103)		(0.12)
Translated earnings contract gain, net (3)		(66)	(51)		(0.06)
Acquisition-related costs (4)		64	46		0.05
Discrete tax items and other tax-related adjustments (5)			19		0.02
Restructuring, impairment and other charges and credits (6)		129	123		0.14
Litigation, regulatory and other legal matters (7)		(5)	(4)		(0.00)
Pension mark-to-market adjustment (8)		14	11		0.01
Loss on investments (9)		12	11		0.01
Loss on sale of assets (10)		10	7		0.01
Core performance measures	$6,862	$984	$737	21.2%	$0.85
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

Items Adjusted from GAAP Measures
Items adjusted from GAAP measures to arrive at core performance measures are as follows:
(1)Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Optical Communications, Display, Specialty Materials, Automotive and Life Sciences segments for the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts. For the three and six months ended June 30, 2025 and 2024, the constant-currency adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

The constant-currency rates established for our core performance measures are long-term management-determined rates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. Effective January 1, 2025, management updated the constant-currency rates and the updated rates were applied prospectively beginning with reporting periods in 2025. Comparative results were not recast and are reported based on the 2024 rates.

Constant-currency rates used are as follows and are applied to the respective period presented and to all foreign exchange exposures during the period, even though we may be less than 100% hedged:

Currency	Japanese yen	South Korean won	Chinese yuan	New Taiwan dollar	Mexican peso	Euro
2024 Rate	¥107	₩1,175	¥6.7	NT$31	MX$20	€0.81
2025 Rate	¥120	₩1,250	¥6.9	NT$31	MX$21	€0.88
(2)Translation of foreign denominated debt, net: Amount reflects the gain or loss on the translation of our yen-denominated and euro-denominated debt to U.S. dollars, net of gains or losses on related hedging instruments.
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
(9)(Gain) loss on investments: Amount reflects the gain or loss recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(10)Loss on sale of assets: Amount represents the loss recognized for the sale of assets.
(11)Equity in losses of affiliated companies: Amount reflects costs not related to continuing operations of affiliated companies, such as restructuring, impairment losses, inventory adjustments, other charges and credits.
(12)Loss on sale of business: Amount reflects the loss recognized for the sale of a business, recorded in other (expense) income, net in the consolidated statements of income.

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
The following table presents balance sheet and working capital measures (in millions):

	June 30, 2025	December 31, 2024
Working capital	$2,721	$3,073
Current ratio	1.5:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$2,298	$2,053
Days sales outstanding	54	53
Inventories	$3,084	$2,724
Inventory turns	3.2	3.2
Days payable outstanding (1)	66	54
Long-term debt	$6,714	$6,885
Total debt	$7,500	$7,211
Total debt to total capital	39%	39%
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
We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we accelerated the collection of $403 million and $399 million in accounts receivable during the three months ended March 31, 2025 and June 30, 2025, respectively, which would have been collected during the normal course of business in the following quarter.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$859	$617
Net cash used in investing activities	$(466)	$(338)
Net cash used in financing activities	$(696)	$(612)
Net cash provided by operating activities for the six months ended June 30, 2025 improved when compared to the same period in the prior year, primarily driven by higher net income.
Net cash used in investing activities for the six months ended June 30, 2025 increased by $128 million when compared to the same period last year, primarily driven by higher capital expenditures of $22 million and less realized gains on our translated earnings contracts of $61 million.
Net cash used in financing activities for the six months ended June 30, 2025 increased by $84 million when compared to the same period last year, primarily driven by higher debt repayments of $237 million, higher repurchases of common stock of $28 million, lower proceeds from cross currency swaps of $44 million and lower proceeds from the exercise of stock options of $22 million, partially offset by the issuance of debt of $285 million during 2025.
Sources of Liquidity
As of June 30, 2025, our cash and cash equivalents and available credit capacity included (in millions):

June 30, 2025
Cash and cash equivalents	$1,491

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Cash and Cash Equivalents
As of June 30, 2025, we had $1.5 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of June 30, 2025, approximately 46% of the consolidated cash and cash equivalents were held outside the U.S.
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

Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of June 30, 2025, we did not have outstanding commercial paper.
We have a line of credit facility available to support obligations under the commercial paper program and for general corporate purposes, if needed. On July 28, 2025, the Company entered into the New Credit Agreement, which replaces the Company's $1.5 billion Existing Credit Agreement dated June 6, 2022. The New Credit Agreement provides a committed $1.5 billion in unsecured multi-currency line of credit and expires July 28, 2030. As of June 30, 2025, there were no outstanding amounts under the Existing Credit Agreement or the New Credit Agreement.
Our Existing Credit Agreement and New Credit Agreement include affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of June 30, 2025, our leverage using this measure was approximately 39%. As of June 30, 2025, we were in compliance with all such covenants.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of June 30, 2025, we were in compliance with all such provisions.
We have access to certain Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of June 30, 2025, borrowings totaled $394 million and these facilities had variable interest rates ranging from 2.2% to 3.4% and maturities ranging from 2025 to 2032. As of June 30, 2025, the amount of unused capacity was not material.
As a well-known seasoned issuer, we filed an automatic shelf registration with the SEC on December 1, 2023. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred stock, depository shares and warrants.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2024 Form 10-K as well as Note 9 (Debt) in the accompanying notes to the consolidated financial statements for additional information.
Customer Deposits, Deferred Revenue and Government Incentives
We receive cash deposits or consideration, generally non-refundable, from customers under long-term supply agreements. In addition, we receive government assistance, typically in the form of cash incentives primarily for capital expansion projects and tax credits that are refundable or transferable.
Refer to Note 1 (Summary of Significant Accounting Policies) and Note 3 (Revenue) in the notes to the consolidated financial statements within the 2024 Form 10-K as well as Note 3 (Revenue) in the accompanying notes to the consolidated financial statements for additional information.
Uses of Cash
Share Repurchase Agreement
Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of June 30, 2025 and December 31, 2024, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.
Refer to Note 14 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information.

Share Repurchases
In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”).
As of June 30, 2025, approximately $3.0 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
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
Capital Expenditures
Capital expenditures were $516 million for the six months ended June 30, 2025. We expect our 2025 full year capital expenditures to be approximately $1.3 billion.
Current Maturities of Short and Long-Term Debt
As of June 30, 2025, we had $786 million of long-term debt that is due in less than one year.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information, including a summary of our debt maturities by year, and Note 9 (Debt) in the accompanying notes to the consolidated financial statements.
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
Commitments, Contingencies and Guarantees

There were no material changes outside the ordinary course of business in the obligations disclosed in Note 12 (Commitments, Contingencies and Guarantees) in the notes to the consolidated financial statements within the 2024 Form 10-K. A summary of details of our commitments related to executed leases that have not yet commenced are included within Note 5 (Leases) in the notes to the consolidated financial statements within the 2024 Form 10-K and Note 11 (Leases) in the accompanying notes to the consolidated financial statements.
Off Balance Sheet Arrangements
There were no material changes outside the ordinary course of business in off balance sheet arrangements as disclosed in the 2024 Form 10-K under the caption “Off Balance Sheet Arrangements.”

ENVIRONMENT
Refer to Item 1. Legal Proceedings or Note 12 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements for information.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The estimates that are considered by management to be the most critical to the understanding of the consolidated financial statements as they require significant judgments that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Form 10-K. Since the date of the Company’s most recent Annual Report, there were no material changes in the Company’s critical accounting estimates or assumptions.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2025, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
Item 1. Legal Proceedings
Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 12 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations, is remote.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information about purchases of common stock during the second quarter of 2025:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
April 1-30, 2025	837,482	$42.14	56,660
May 1-31, 2025	273,565	48.04	259,878
June 1-30, 2025	521,596	50.53	354,759
Total	1,632,643	$45.81	671,297	$3,002,667,228
(1)This column reflects: (i) 467,755 shares of common stock related to the vesting of employee restricted stock units; (ii) 427,256 shares of common stock related to the vesting of employee performance stock units; (iii) 66,203 shares of common stock related to the vesting of employee restricted stock; (iv) 132 shares of common stock related to the exercise of employee stock options and payment of the exercise price; and (v) the purchase of 671,297 shares of common stock under the 2019 Repurchase Program.
(2)Represents the stock price at the time of surrender and includes costs associated with the repurchase.
Item 5. Other Information
During the three months ended June 30, 2025, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Corning Incorporated
(Registrant)

August 1, 2025	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President and Corporate Controller