Form 10-Q
period 2025-09-30
CORNING INC /NY
filed 2025-10-31
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2025
Corning’s Common Stock, $0.50 par value per share	857,360,396 shares

Consolidated Statements of Income (Loss)	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$4,100	$3,391	$11,414	$9,617
Cost of sales	2,580	2,254	7,288	6,538

Gross margin	1,520	1,137	4,126	3,079

Operating expenses:
Selling, general and administrative expenses	624	510	1,610	1,432
Research, development and engineering expenses	280	294	826	814
Amortization of purchased intangibles	27	31	83	91

Operating income	589	302	1,607	742

Interest income	10	12	27	34
Interest expense	(78)	(83)	(243)	(250)
Translated earnings contract gain (loss), net (Note 11)	33	(157)	63	(91)
Other expense, net	(4)	(166)	(80)	(59)

Income (loss) before income taxes	550	(92)	1,374	376
Provision for income taxes (Note 13)	(80)	(3)	(219)	(124)

Net income (loss)	470	(95)	1,155	252

Net income attributable to non-controlling interest	(40)	(22)	(99)	(56)

Net income (loss) attributable to Corning Incorporated	$430	$(117)	$1,056	$196

Earnings (loss) per common share available to common shareholders:
Basic (Note 15)	$0.50	$(0.14)	$1.24	$0.23
Diluted (Note 15)	$0.50	$(0.14)	$1.21	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$470	$(95)	$1,155	$252

Foreign currency translation adjustments and other (Note 14)	(92)	625	460	73
Unamortized (losses) gains and prior service costs for postretirement benefit plans	(7)	(7)	(23)	32
Realized and unrealized gains (losses) on derivatives	16	(34)	89	(65)
Other comprehensive (loss) income, net of tax	(83)	584	526	40

Comprehensive income	387	489	1,681	292

Comprehensive income attributable to non-controlling interest	(40)	(22)	(99)	(56)

Comprehensive income attributable to Corning Incorporated	$347	$467	$1,582	$236
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets

Current assets:
Cash and cash equivalents	$1,648	$1,768
Trade accounts receivable, net of doubtful accounts - $29 and $33	2,509	2,053
Inventories (Note 5)	3,104	2,724
Other current assets	1,416	1,447
Total current assets	8,677	7,992

Property, plant and equipment, net of accumulated depreciation - $15,171 and $14,492	14,397	13,359
Goodwill	2,489	2,363
Other intangible assets, net	684	752
Deferred income taxes (Note 13)	1,296	1,130
Other assets	2,373	2,139

Total Assets	$29,916	$27,735

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 8)	$812	$326
Accounts payable	2,029	1,472
Other accrued liabilities (Notes 7 and 10)	2,736	3,121
Total current liabilities	5,577	4,919

Long-term debt (Note 8)	7,407	6,885
Postretirement benefits other than pensions (Note 9)	301	336
Other liabilities (Notes 7 and 10)	4,626	4,525
Total liabilities	17,911	16,665

Commitments and contingencies (Note 10)
Shareholders’ equity: (Note 14)
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	924	921
Additional paid-in capital – common stock	17,503	17,264
Retained earnings	16,253	15,926
Treasury stock, at cost; Shares held: 992 million and 987 million	(21,127)	(20,882)
Accumulated other comprehensive loss	(2,017)	(2,543)
Total Corning Incorporated shareholders’ equity	11,536	10,686
Non-controlling interest	469	384
Total equity	12,005	11,070

Total Liabilities and Equity	$29,916	$27,735
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,155	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	913	924
Amortization of purchased intangibles	83	91
Loss on disposal of assets, net	20	135
Share-based compensation expense	216	202
Translation loss (gain) on foreign denominated debt, net	66	(28)
Deferred tax benefit	(149)	(51)
Translated earnings contract (gain) loss, net	(63)	91
Release of cumulative translation losses		62
Changes in assets and liabilities:
Trade accounts receivable	(429)	(493)
Inventories	(266)	(134)
Other current assets	(256)	(138)
Accounts payable and other current liabilities	391	266
Customer deposits and government incentives	(49)	48
Deferred income	(108)	23
Other, net	119	66
Net cash provided by operating activities	1,643	1,316

Cash Flows from Investing Activities:
Capital expenditures	(850)	(711)
Realized gains on translated earnings contracts and other	192	239
Other, net	(107)	(65)
Net cash used in investing activities	(765)	(537)

Cash Flows from Financing Activities:
Repayments of debt	(282)	(254)
Proceeds from issuance of debt	285	153
Repayment of acquisition related debt	(33)
Proceeds from cross currency swap	24	68
Payments of employee withholding tax on stock awards	(87)	(76)
Proceeds from exercise of stock options	31	57
Purchases of common stock for treasury	(158)	(135)
Dividends paid	(744)	(737)
Other, net	(56)	(20)
Net cash used in financing activities	(1,020)	(944)
Effect of exchange rates on cash	22	(1)
Net decrease in cash and cash equivalents	(120)	(166)
Cash and cash equivalents at beginning of period	1,768	1,779
Cash and cash equivalents at end of period	$1,648	$1,613
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
Net income			157			157	28	185
Other comprehensive income					183	183		183
Purchase of common stock for treasury				(100)		(100)		(100)
Shares issued to benefit plans and for option exercises	1	63				64		64
Common dividends ($0.28 per share)			(244)			(244)		(244)
Other, net (1)				(30)		(30)		(30)
Balance as of March 31, 2025	$922	$17,327	$15,839	$(21,012)	$(2,360)	$10,716	$412	$11,128
Net income			469			469	31	500
Other comprehensive income					426	426	1	427
Purchase of common stock for treasury				(33)		(33)		(33)
Shares issued to benefit plans and for option exercises	1	62				63		63
Common dividends ($0.56 per share)			(485)			(485)		(485)
Other, net (1)				(40)		(40)	(15)	(55)
Balance as of June 30, 2025	$923	$17,389	$15,823	$(21,085)	$(1,934)	$11,116	$429	$11,545
Net income			430			430	40	470
Other comprehensive loss					(83)	(83)		(83)
Purchase of common stock for treasury				(25)		(25)		(25)
Shares issued to benefit plans and for option exercises	1	114				115		115
Other, net (1)				(17)		(17)		(17)
Balance as of September 30, 2025	$924	$17,503	$16,253	$(21,127)	$(2,017)	$11,536	$469	$12,005

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868
Net income			209			209	16	225
Other comprehensive loss					(327)	(327)	(1)	(328)
Shares issued to benefit plans and for option exercises	1	69				70		70
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(35)		(35)	1	(34)
Balance as of March 31, 2024	$917	$16,998	$16,358	$(20,672)	$(2,375)	$11,226	$333	$11,559
Net income			104			104	18	122
Other comprehensive loss					(217)	(217)		(217)
Purchase of common stock for treasury				(103)		(103)		(103)
Shares issued to benefit plans and for option exercises	2	83				85		85
Common dividends ($0.56 per share)			(486)			(486)		(486)
Other, net (1)				(24)		(24)	(9)	(33)
Balance as of June 30, 2024	$919	$17,081	$15,976	$(20,799)	$(2,592)	$10,585	$342	$10,927
Net (loss) income			(117)			(117)	22	(95)
Other comprehensive income					584	584	1	585
Purchase of common stock for treasury				(30)		(30)		(30)
Shares issued to benefit plans and for option exercises	1	96				97		97
Other, net (1)				(16)		(16)	(1)	(17)
Balance as of September 30, 2024	$920	$17,177	$15,859	$(20,845)	$(2,008)	$11,103	$364	$11,467
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
The results of businesses acquired in business combinations are included in the Company’s consolidated financial statements from the date of acquisition. Refer to Note 3 (Acquisition) for additional information.
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

2. Restructuring, Impairment and Other Charges and Credits
During the three and nine months ended September 30, 2025, Corning recorded $16 million and $10 million, respectively, in restructuring, impairment and other charges and credits.
During the three and nine months ended September 30, 2024, Corning recorded $134 million and $263 million, respectively, in restructuring, impairment and other charges and credits, of which $47 million and $168 million, respectively, were recorded within cost of sales in the consolidated statements of income (loss). The following table presents details of the restructuring, impairment and other charges and credits incurred (in millions):

	Three months ended September 30,	Nine months ended September 30,
	2024	2024
Severance (1)	$43	$46
Capacity realignment (1)	16	133
Other charges and credits (2)	75	84
Total restructuring, impairment and other charges and credits	$134	$263
(1)For the three and nine months ended September 30, 2024, amounts primarily relate to severance charges and non-cash asset write-offs associated with the closure of a display manufacturing plant.
(2)For the three and nine months ended September 30, 2024, amounts primarily relate to the recognition of $62 million of non-cash cumulative foreign currency translation losses related to the substantial liquidation of an optical communications manufacturing plant which was recorded in other expense, net in the consolidated statements of income (loss).
3. Acquisition
In April 2025, the Company acquired 100% of the equity interests in a U.S. solar module manufacturing facility. The total fair value of purchase price consideration was $278 million, consisting of $17 million in cash paid at closing, $111 million in notes payable due within 2025, and $150 million in potential contingent consideration. Of the $111 million in notes payable, $33 million was paid in the third quarter and the remaining amount is expected to be paid within the fourth quarter. The contingent consideration is comprised of annual earn-out payments with a final payment due in the sixth post-closing year. Earn-out payments are based on cumulative free cash flow, with no limitation on the total amount, and the final payment is the lesser of $98 million or an amount based on the net liquidation value of the acquired entity at the time payment is due.

The contingent payments are classified as liabilities and measured at fair value utilizing the income approach with Level 3 inputs. Fair value at the acquisition date and as of September 30, 2025 was $104 million for the earn-out payments and $46 million for the final payment. Key assumptions include projections for revenue, margins, market prices and discount rates. Subsequent changes in fair value are recognized on a recurring basis and reflected within other expense, net in the consolidated statements of income (loss).

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
(1)Includes approximately $52 million in other assets and $52 million in other liabilities relating to acquired operating leases for the manufacturing facility.
(2)Goodwill reflects the expected synergies, expanded market opportunities and other benefits from vertically integrating the acquired solar module business into the Company’s operations. The goodwill is not deductible for tax purposes and has been assigned to a reporting unit within Hemlock and Emerging Growth Businesses.

The revenue, earnings and transaction-related costs were not material to the Company’s consolidated financial results for the three and nine months ended September 30, 2025.

4. Revenue
Disaggregated Revenue
The following table presents revenues by product category (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Optical communications products	$1,652	$1,246	$4,573	$3,289
Display products	773	707	2,202	2,043
Specialty materials products	617	543	1,654	1,490
Automotive products	453	410	1,336	1,325
Life sciences products	241	235	715	697
Polycrystalline silicon products	285	194	714	609
All other products	79	56	220	164
Total revenue	$4,100	$3,391	$11,414	$9,617
Customer Deposits
As of September 30, 2025 and December 31, 2024, Corning had customer deposits of approximately $1.1 billion. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced under long-term supply agreements, generally over a period of up to ten years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.
For the three months ended September 30, 2025 and 2024, customer deposits recognized were $13 million and $36 million, respectively. For the nine months ended September 30, 2025 and 2024, customer deposits recognized were $94 million and $127 million, respectively.
Refer to Note 7 (Other Liabilities) for additional information.
Deferred Revenue
As of September 30, 2025 and December 31, 2024, Corning had deferred revenue of approximately $725 million and $833 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long-term supply agreements.
Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. For the three and nine months ended September 30, 2025 and 2024, the amount of deferred revenue recognized in the consolidated statements of income (loss) was not material.
Refer to Note 7 (Other Liabilities) for additional information.
5. Inventories
Inventories consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Finished goods	$1,421	$1,323
Work in process	564	547
Raw materials and accessories	605	413
Supplies and packing materials	514	441
Inventories	$3,104	$2,724

6. Leases
Recently commenced leases and government incentives
On March 12, 2024, Corning entered into a lease (“Facility Lease”) for a solar manufacturing facility in Hemlock, Michigan. Upon commencement of the Facility Lease during the third quarter of 2025, the Company recognized a $762 million right-of-use asset and lease liability. Additionally, the Company recognized $181 million in tax incentives under Section 48D of the Internal Revenue Code as part of the CHIPS and Science Act (“48D credits”). These 48D credits, which reduced the right-of-use asset and will be amortized against depreciation expense over the useful life of the asset, were recorded within other assets on the consolidated balance sheets.
The Facility Lease was classified as a finance lease, with a lease term of approximately five years. The right-of-use asset is included within property, plant and equipment, net of accumulated depreciation on the consolidated balance sheets, and lease liability of $49 million is classified within current portion of long-term debt and short-term borrowings, and $713 million is classified within long-term debt on the consolidated balance sheets. This transaction was a non-cash investing and financing activity and is excluded from the statement of cash flows. Lease payments are anticipated to begin no later than the second quarter of 2026 and the undiscounted lease payments, inclusive of a residual value guarantee, are approximately $1.0 billion, of which $74 million, $88 million, $88 million and $88 million is to be paid in 2026, 2027, 2028 and 2029, respectively, and $676 million is to be paid thereafter.
Leases not yet commenced
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
During the second quarter of 2024, Corning entered into an equipment lease (“Equipment Lease”), with an initial estimated purchase and installation cost of $365 million, for the equipment to be installed and operated within the solar manufacturing facility in Hemlock, Michigan. The Company is the procurement and installation agent on behalf of the lessor. On May 9, 2025, the Equipment Lease was amended to increase the aggregate commitment amount (“Amended Equipment Lease”). As of September 30, 2025 the estimated purchase and installation cost subject to this Amended Equipment Lease is $586 million.
The Amended Equipment Lease is expected to commence in the fourth quarter of 2025 and has a lease term of five years with obligations to purchase the equipment at lease maturity. The Equipment Lease is expected to be classified as a finance lease and the amount of right-of-use asset and lease liability will be determined and recorded upon lease commencement, with the right-of-use asset reduced by the recognition of any 48D credits. Based on the current estimate of the purchase and installation cost, the estimated undiscounted lease payments are approximately $717 million, of which $75 million, $151 million, $151 million and $151 million is to be paid in 2026, 2027, 2028 and 2029, respectively, and $189 million is to be paid thereafter.

7. Other Liabilities
Other liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Current liabilities:
Wages and employee benefits	$753	$883
Income taxes	85	109
Derivative instruments (Note 11)	163	348
Deferred revenue (Note 4)	215	190
Customer deposits (Note 4)	177	127
Short-term operating leases	92	95
Other current liabilities	1,251	1,369
Other accrued liabilities	$2,736	$3,121

Non-current liabilities:
Defined benefit pension plan liabilities	$619	$529
Derivative instruments (Note 11)	282	273
Deferred revenue (Note 4)	510	643
Customer deposits (Note 4)	887	983
Contingent consideration (Note 3)	150
Deferred tax liabilities	164	137
Long-term operating leases	874	785
Other non-current liabilities	1,140	1,175
Other liabilities	$4,626	$4,525
8. Debt
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $7.1 billion and $6.4 billion compared to the carrying value of $7.4 billion and $6.9 billion as of September 30, 2025 and December 31, 2024, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market. As of September 30, 2025 and December 31, 2024, the Company had $869 million and $144 million. respectively, of finance lease liabilities recorded within long-term debt on the consolidated balance sheets. Refer to Note 6 (Leases) for additional information.
In June 2025, the Company repaid ¥10.0 billion (equivalent to $69.6 million) aggregate principal amount of its 0.722% debentures due 2025.
Corning is the obligor to Chinese yuan-denominated variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. During the nine months ended September 30, 2025, the Company repaid $212 million of its existing loan amounts outstanding. In addition, the Company entered into new Chinese yuan-denominated variable rate loan facilities and incurred $285 million in borrowings under these facilities during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, amounts outstanding under these facilities totaled $394 million and $314 million, respectively, and these facilities had variable interest rates ranging from 2.2% to 3.2% and 2.8% to 3.9%, respectively, and maturities ranging from 2025 to 2032. As of September 30, 2025, Corning had ¥0.2 billion Chinese yuan of unused capacity, equivalent to approximately $22 million.
On July 28, 2025, the Company entered into a new credit agreement (the “New Credit Agreement”), which replaces the Company’s existing $1.5 billion credit agreement dated June 6, 2022 (the “Existing Credit Agreement”). The New Credit Agreement provides a committed $1.5 billion unsecured multi-currency line of credit and expires July 28, 2030. As of September 30, 2025, there were no outstanding amounts under the Existing Credit Agreement or the New Credit Agreement.

During the first quarter of 2025, the Company de-designated €100 million ($117 million equivalent as of September 30, 2025) notional of the 3.875% Notes due 2026 (“2026 Notes”) as a net investment hedge. Refer to Note 11 (Financial Instruments) for additional information.

From time to time, the Company enters into various cross currency swap contracts to economically lock in unrealized foreign exchange gains relating to a portion of the Company’s Japanese yen-denominated debt. Refer to Note 11 (Financial Instruments) for additional information.
9. Employee Retirement Plans
The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other expense, net in the consolidated statements of income (loss) (in millions):

	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$25	$25	$73	$73	$1		$2	$2
Interest cost	48	46	143	138	4	$4	13	14
Expected return on plan assets	(51)	(48)	(150)	(144)
Amortization of actuarial net gain					(8)	(6)	(23)	(18)
Amortization of prior service cost (credit)	1	1	3	4	(2)	(1)	(5)	(5)
Recognition of actuarial gain		(31)		(31)
Special termination benefit charge		3	1	6
Total pension and postretirement benefit expense (income)	$23	$(4)	$70	$46	$(5)	$(3)	$(13)	$(7)
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

Dow Corning Environmental Claims
Beginning in September 2019, The Dow Chemical Company (“Dow”) formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites. Subject to certain conditions and limits, Corning may have been required to indemnify Dow for up to 50% of such losses. In September 2025, Corning entered into a settlement agreement with Dow to fully resolve all outstanding environmental matters previously asserted under historical indemnification provisions. The resolution did not have a material impact on the Company’s consolidated financial statements for the periods presented. No further obligations remain under the settlement agreement.
Environmental Claims
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of September 30, 2025 and December 31, 2024, Corning had accrued approximately $91 million and $78 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

11. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	September 30, 2025			December 31, 2024
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$1,452	$74	$(12)	$928	$106	$(69)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,939	13	(20)	2,339	14	(77)
Translated earnings contracts (4)	10,902	652	(246)	9,817	859	(327)
Cross currency swap contracts	571		(167)	439		(148)
Total derivatives	$15,864	$739	$(445)	$13,523	$979	$(621)

Current		$447	$(163)		$619	$(348)
Non-current		292	(282)		360	(273)
Total derivatives		$739	$(445)		$979	$(621)
(1)All of the Company’s derivative contracts are measured at fair value and are classified as Level 2 within the fair value hierarchy. Derivative assets are presented in other current assets or other assets in the consolidated balance sheets. Derivative liabilities are presented in other accrued liabilities or other liabilities in the consolidated balance sheets.
(2)The amounts above do not include €750 million ($874 million equivalent) and €850 million ($879 million equivalent) of euro-denominated debt as of September 30, 2025 and December 31, 2024, respectively, which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of September 30, 2025 and December 31, 2024, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $1,452 million and $928 million, respectively, and fair value hedges of leased precious metals with gross notional amounts of 7,989 troy ounces and 12,694 troy ounces, respectively. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amounts of $7 million and $104 million as of September 30, 2025 and December 31, 2024, respectively. Fair value liabilities include designated derivatives pertaining to precious metals lease contracts in the amounts of $12 million as of September 30, 2025.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of September 30, 2025 and December 31, 2024, the Company has $162 million and $141 million recorded in other accrued liabilities and $46 million and $172 million recorded in other liabilities, respectively, in the consolidated balance sheets.
The following table summarizes the total gross notional coverage for translated earnings contracts (in millions):

	September 30, 2025	December 31, 2024
Forward contracts:
Japanese yen-denominated	$1,207	$259
South Korean won-denominated	2,122	1,151
Chinese yuan-denominated	1,094	864
New Taiwan dollar-denominated	509	503
Mexican peso-denominated	1,477	320
Euro-denominated	1,636	1,538
Option contracts:
Japanese yen-denominated	2,810	4,997
Euro-denominated	47	185
Total gross notional amount for translated earnings contracts	$10,902	$9,817

The following tables summarize the effect in the consolidated statements of income (loss) relating to Corning’s derivative and non-derivative financial instruments (in millions). The accumulated gain or loss included in accumulated other comprehensive loss on the consolidated balance sheets as of September 30, 2025 and December 31, 2024 is a gain of $1 million and loss of $11 million, respectively.

	Three months ended September 30,
	Gain (loss) recognized in other comprehensive income (loss) (OCI) (1)		Location of gain reclassified from accumulated OCI into income effective (ineffective)	Gain reclassified from accumulated OCI into income
	2025	2024		2025	2024
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$39	$(68)	Cost of sales	$1	$15
			Other expense, net	6
Total designated	$39	$(68)		$7	$15
(1)Amount includes a loss of $1 million and a loss of $39 million during the three months ended September 30, 2025 and 2024, respectively, relating to non-derivative financial instruments designated as a net investment hedge.

	Nine months ended September 30,
	Gain (loss) recognized in other comprehensive income (loss) (OCI) (1)		Location of (loss) gain reclassified from accumulated OCI into income effective (ineffective)	(Loss) gain reclassified from accumulated OCI into income
	2025	2024		2025	2024
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$12	$(59)	Cost of sales	$(9)	$36
			Other expense, net	9	(1)
Total designated	$12	$(59)		$—	$35
(1)Amount includes a loss of $102 million and a loss of $9 million during the nine months ended September 30, 2025 and 2024, respectively, relating to non-derivative financial instruments designated as a net investment hedge.

	(Loss) gain recognized in income (loss)				Location of gain (loss) recognized in income (loss)
	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	2025	2024	2025	2024
Foreign exchange contracts	$(27)	$42	$93	$7	Other expense, net
Translated earnings contracts (1)	33	(157)	63	(91)	Translated earnings contract gain (loss), net
Cross currency swap contracts	(19)	10	(10)	3	Other expense, net
Total undesignated	$(13)	$(105)	$146	$(81)
(1)For the three and nine months ended September 30, 2025, amount includes non-cash pre-tax realized losses of $94 million and $202 million, respectively, and for the three and nine months ended September 30, 2024, amount includes non-cash pre-tax realized losses of $24 million and $81 million, respectively, related to the premiums of expired option contracts.

Cross Currency Swap Contracts
Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the U.S. dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income (loss). During 2025 and 2024, the Company entered into various cross currency swap contracts relating to a portion of the Company’s Japanese yen-denominated debt in order to economically lock in unrealized foreign exchange gains. At inception of these instruments, Corning received a net amount from the counterparties, representing an exchange of the notional amounts at a fixed foreign exchange rate of Japanese yen to U.S. dollar and initially recorded this amount as a derivative liability. During the nine months ended September 30, 2025 and 2024, Corning received net payments of $24 million and $68 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the derivative liability associated with these contracts is $167 million and $148 million, respectively.
Net Investment Hedges
From time to time, Corning utilizes derivative and non-derivative net investment hedges to offset risk against investments in foreign subsidiaries with non-USD functional currencies. Accordingly, the following activity occurred during 2025:
During the first quarter of 2025, the Company de-designated €100 million ($117 million equivalent as of September 30, 2025) notional of the €300 million ($352 million equivalent as of September 30, 2025) 3.875% Notes due 2026 (“2026 Notes”), which is a non-derivative financial instrument that was previously designated as a net investment hedge against its investments in certain European subsidiaries with euro functional currencies. The Company continues to have €550 million ($644 million equivalent as of September 30, 2025) 4.125% Notes due 2031 (“2031 Notes”) also designated as net investment hedges. As of September 30, 2025 and December 31, 2024, the Company had a total notional amount of €750 million ($879 million equivalent) and €850 million ($884 million equivalent), respectively, designated as net investment hedges.
Beginning in the first quarter of 2025, the Company entered into various foreign exchange forward contracts and designated these forward contracts as net investment hedges against its investments in certain European subsidiaries with euro functional currencies and its Taiwanese subsidiary with Japanese yen functional currency. As of September 30, 2025, the Company had €200 million ($234 million equivalent as of September 30, 2025) and ¥40.2 billion ($270 million equivalent as of September 30, 2025) existing net investment hedges.
As of September 30, 2025, these net investment hedges are deemed to be effective.
Leased Precious Metals Contracts
The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation in the consolidated balance sheets, is $58 million as of September 30, 2025 and December 31, 2024. The carrying amount of the leased precious metals pool includes a cumulative fair value gain of $3 million and a loss of $108 million as of September 30, 2025 and December 31, 2024, respectively. These gains and losses are offset by changes in the fair value of hedges.

12. Share-Based Compensation
Total share-based compensation expense was $99 million and $216 million for the three and nine months ended September 30, 2025, respectively and $76 million and $202 million for the three and nine months ended September 30, 2024, respectively. The income tax benefit realized from share-based compensation for the three and nine months ended September 30, 2025 was $11 million and $28 million, respectively. The prior period amounts were not material.
Incentive Stock Plans
Time-Based Restricted Stock and Restricted Stock Units
The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units for the nine months ended September 30, 2025:

	Number of shares (in thousands)	Weighted average grant-date fair value
Non-vested as of December 31, 2024	8,456	$32.94
Granted	994	46.45
Vested	(3,407)	33.33
Forfeited	(132)	35.49
Non-vested as of September 30, 2025	5,911	$34.93
Performance-Based Restricted Stock Units
The following table summarizes the changes in non-vested performance-based restricted stock units for the nine months ended September 30, 2025:

	Number of shares (in thousands)	Weighted average grant-date fair value
Non-vested as of December 31, 2024	4,040	$33.28
Granted	1,507	50.27
Vested	(1,630)	33.71
Performance adjustments	1,144	48.02
Forfeited	(71)	47.40
Non-vested as of September 30, 2025	4,990	$41.49
Stock Options
During the nine months ended September 30, 2025, 1.3 million options were exercised and 7 thousand options were forfeited and expired with a weighted-average exercise price of $24.14 and $22.01, respectively. As of September 30, 2025, 2.9 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.20, weighted average remaining contractual term of 3.6 years and aggregate intrinsic value of $169 million. As of December 31, 2024, 4.2 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.18.

13. Income Taxes
The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$(80)	$(3)	$(219)	$(124)
Effective tax rate	14.5%	(3.3%)	15.9%	33.0%
For the three and nine months ended September 30, 2025, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to foreign derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.

For the three months ended September 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, changes in estimates based on the final 2023 U.S. Federal Income Tax Return and the impact of foreign exchange losses. For the nine months ended September 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit.
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. The non-current receivable balance was $263 million and $253 million as of September 30, 2025 and December 31, 2024, respectively, for the amount on deposit with the South Korean government. Corning believes that it is more likely than not the Company will prevail in the appeals process relating to these matters.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax law changes, including the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the reinstatement of favorable treatment for certain business tax provisions. These include 100% bonus depreciation, immediate expensing of domestic research and development costs and revised limitations on the deductibility of business interest expense. The provisions of the OBBBA are subject to multiple effective dates, with some effective beginning in 2025 and others phased in through 2027. The Company evaluated the provisions of the OBBBA and does not expect the impact to be material on our estimated annual effective tax rate in 2025.
The Internal Revenue Service (“IRS”) is currently conducting examinations of the Company’s U.S. federal income tax returns for the years 2015 through 2018 and 2019 through 2020, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If challenged, Corning believes that it is at least more likely than not to sustain its position relating to these matters. However, if the Company is ultimately unsuccessful in defending its position, the impact could be material to its consolidated financial statements.
14. Shareholders’ Equity
Common Stock Dividends
On February 12, 2025, May 1, 2025 and June 25, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which was paid on March 28, 2025, June 27, 2025 and September 29, 2025.
On October 8, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock. The dividend will be payable on December 12, 2025.
Fixed Rate Cumulative Convertible Preferred Stock, Series A
The Company had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020 held by Samsung Display Co., Ltd. (“SDC”). On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021, Corning and SDC executed the Share Repurchase Agreement (“SRA”) and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, Corning repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion.
Pursuant to the SRA, with respect to the remaining 80 million common shares outstanding held by SDC, 58 million common shares are subject to a seven-year lock-up period expiring in 2027. The remaining 22 million common shares can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of September 30, 2025 and December 31, 2024, the fair value of the liability associated with this option, measured using Level 2 significant other observable inputs, was not material.
Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2025, approximately $3.0 billion remains available under the Company’s 2019 Authorization.
During the three and nine months ended September 30, 2025, the Company repurchased 0.4 million shares and 3.1 million shares, respectively, for approximately $25 million and $158 million, respectively. During the three and nine months ended September 30, 2024, the company repurchased 0.8 million shares and 3.8 million shares, respectively, for approximately $30 million and $135.4 million, respectively.
Accumulated Other Comprehensive Loss
For the three and nine months ended September 30, 2025 and 2024, the change in accumulated other comprehensive loss was primarily related to the foreign currency translation adjustments.
The following table presents the changes in the foreign currency translation adjustment component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$(1,978)	$(2,494)	$(2,530)	$(1,942)
(Loss) gain on foreign currency translation (1)	(89)	551	437	8
Release of cumulative translation losses (2)		62		62
Equity method affiliates (1)	(3)	12	23	3
Net current-period other comprehensive (loss) income, net of tax	(92)	625	460	73
Ending balance	$(2,070)	$(1,869)	$(2,070)	$(1,869)
(1)Amounts are after tax. Tax effects are not significant.
(2)Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

15. Earnings (Loss) Per Common Share
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings (loss) per common share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Corning Incorporated	$430	$(117)	$1,056	$196

Weighted-average common shares outstanding – basic	856	854	855	853
Effect of dilutive securities:
Stock options and other awards	12		15	15
Weighted-average common shares outstanding – diluted	868	854	870	868
Basic earnings (loss) per common share	$0.50	$(0.14)	$1.24	$0.23
Diluted earnings (loss) per common share	$0.50	$(0.14)	$1.21	$0.23

Anti-dilutive potential shares excluded from diluted earnings (loss) per common share:
Stock options and other awards	1	18	1

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
In addition, certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net income (loss). These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: the impact of translating foreign denominated debt, the impact of the translated earnings contracts, acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments and other items which do not reflect the ongoing operating results of the segment. Although these amounts are excluded from segment results, they are included in reported consolidated results.
Corning’s administrative and staff functions are performed on a centralized basis and such costs and expenses are allocated among the segments differently than they would be for stand-alone financial reporting purposes. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income (loss) to net income (loss). Segment net income (loss) may not be consistent with measures used by other companies.

The following provides selected segment information as described above:
Segment information (in millions):

	Optical Communications	Display	Specialty Materials	Automotive	Life Sciences	Hemlock and Emerging Growth Businesses	Total
Three months ended September 30, 2025
Segment net sales	$1,652	$939	$621	$454	$242	$364	$4,272
Less:
Research, development and engineering expenses (1)	75	23	71	38	6	20	233
Depreciation (2)	66	105	37	40	15	41	304
Other segment items (3)	1,131	495	371	290	200	300	2,787
Income tax provision (4)	85	66	29	18	5	4	207
Segment net income (loss)	$295	$250	$113	$68	$16	$(1)	$741
Capital expenditures	$129	$95	$55	$29	$5	$49	$362

Three months ended September 30, 2024
Segment net sales	$1,246	$1,015	$548	$430	$244	$250	$3,733
Less:
Research, development and engineering expenses (1)	71	29	69	43	5	31	248
Depreciation (2)	69	110	39	44	17	29	308
Other segment items (3)	882	516	348	278	203	173	2,400
Income tax provision (4)	49	75	20	14	4	5	167
Segment net income	$175	$285	$72	$51	$15	$12	$610
Capital expenditures	$49	$45	$13	$20	$2	$55	$184

Nine months ended September 30, 2025
Segment net sales	$4,573	$2,742	$1,667	$1,354	$726	$934	$11,996
Less:
Research, development and engineering expenses (1)	228	72	206	108	19	69	702
Depreciation (2)	200	315	111	122	46	109	903
Other segment items (3)	3,187	1,426	1,011	852	601	781	7,858
Income tax provision (4)	215	193	71	57	13	2	551
Segment net income (loss)	$743	$736	$268	$215	$47	$(27)	$1,982
Capital expenditures	$313	$206	$131	$71	$11	$192	$924

Nine months ended September 30, 2024
Segment net sales	$3,289	$2,901	$1,503	$1,400	$729	$773	$10,595
Less:
Research, development and engineering expenses (1)	202	83	186	122	17	76	686
Depreciation (2)	201	336	115	131	51	84	918
Other segment items (3)	2,350	1,542	975	893	604	565	6,929
Income tax provision (4)	118	196	48	54	12	16	444
Segment net income	$418	$744	$179	$200	$45	$32	$1,618
Capital expenditures	$133	$179	$73	$41	$10	$147	$583
(1)Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(2)Depreciation expense for Corning’s reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(3)Other segment items for each reportable segment primarily include the cost of materials, salaries, wages and benefits, including variable compensation, and selling, general and administrative expenses.
(4)Income tax provision reflects a tax rate of 21%.

Segment information, continued (in millions):

	Optical Communications	Display	Specialty Materials	Automotive	Life Sciences	Hemlock and Emerging Growth Businesses	Total
September 30, 2025
Investment in affiliated companies, at equity	$4	$100	$17			$179	$300
Segment assets (1)	$3,958	$6,750	$2,643	$2,443	$799	$2,927	$19,520
December 31, 2024
Investment in affiliated companies, at equity	$4	$90	$15			$181	$290
Segment assets (1)	$3,506	$6,596	$2,489	$2,366	$800	$1,869	$17,626
(1)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation and associated equity companies.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales of reportable segments	$3,908	$3,483	$11,062	$9,822
Net sales of Hemlock and Emerging Growth Businesses	364	250	934	773
Impact of constant-currency reporting (1)	(172)	(342)	(582)	(978)
Consolidated net sales	$4,100	$3,391	$11,414	$9,617
(1)Amount primarily represents the impact of foreign currency adjustments in the Display segment.
The following table presents a reconciliation of net income of reportable segments to consolidated net income (loss) (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income of reportable segments	$742	$598	$2,009	$1,586
Net (loss) income of Hemlock and Emerging Growth Businesses	(1)	12	(27)	32
Unallocated amounts:
Impact of constant-currency reporting	(157)	(258)	(496)	(751)
Translated earnings contract gain (loss), net	33	(157)	63	(91)
Translation gain (loss) on foreign denominated debt, net	4	(107)	(66)	28
Litigation, regulatory and other legal matters	(50)	(16)	(57)	(11)
Research, development, and engineering expenses (1)	(47)	(39)	(124)	(121)
Amortization of intangibles	(27)	(31)	(83)	(91)
Interest expense, net	(62)	(63)	(197)	(189)
Income tax benefit	127	164	332	320
Severance charges		(43)	(2)	(46)
Capacity optimization and other charges and credits (2)	(16)	(91)	(8)	(217)
Other corporate items	(76)	(64)	(189)	(197)
Net income (loss)	$470	$(95)	$1,155	$252
(1)Amount does not include research, development and engineering expense related to severance changes.
(2)Amount includes charges associated with impairment losses, asset write-offs, accelerated depreciation, disposal costs and inventory write-downs. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

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
2025 Corporate Outlook
We expect core net sales of approximately $4.35 billion for the fourth quarter of 2025.

RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24

Net sales	$4,100	$3,391	21%	$11,414	$9,617	19%

Cost of sales	$2,580	$2,254	14%	$7,288	$6,538	11%

Gross margin	$1,520	$1,137	34%	$4,126	$3,079	34%
Gross margin %	37%	34%		36%	32%

Selling, general and administrative expenses	$624	$510	22%	$1,610	$1,432	12%
as a % of net sales	15%	15%		14%	15%

Research, development and engineering expenses	$280	$294	(5%)	$826	$814	1%
as a % of net sales	7%	9%		7%	8%

Translated earnings contract gain (loss), net	$33	$(157)	*	$63	$(91)	*

Income (loss) before income taxes	$550	$(92)	*	$1,374	$376	*

Provision for income taxes	$80	$3	*	$219	$124	77%
Effective tax rate	14.5%	(3.3%)		15.9%	33.0%
*Not meaningful
Net sales
For the three months ended September 30, 2025, net sales increased $709 million, or 21% when compared to the same period in 2024. This was primarily driven by an increase in sales for optical communication products of $406 million, polycrystalline silicon products of $91 million, specialty materials products of $74 million and display products of $66 million.
For the nine months ended September 30, 2025, net sales increased $1.8 billion, or 19% when compared to the same period in 2024. This was primarily driven by an increase in sales for optical communication products of $1.3 billion, specialty materials products of $164 million, display products of $159 million and polycrystalline silicon products of $105 million.
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
For the three months ended September 30, 2025, cost of sales increased $326 million, or 14%, when compared to the same period in 2024, primarily driven by the increase in net sales as discussed above. Gross margin increased $383 million, or 34%, and increased as a percentage of sales by 3 percentage points when compared to the same period in 2024 driven by higher volume and the impact of actions taken by management to improve profitability, including raising prices, managing costs and restoring our productivity.
For the nine months ended September 30, 2025, cost of sales increased $750 million, or 11%, when compared to the same period in 2024, primarily driven by the increase in net sales as discussed above. Gross margin increased $1.0 billion, or 34%, and increased as a percentage of sales by 4 percentage points when compared to the same period in 2024 driven by the impact of actions taken by management to improve profitability, including raising prices, restoring our productivity levels and normalizing inventory levels.

Selling, general and administrative expenses
The types of expenses included in the selling, general and administrative expenses line item are salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
For the three and nine months ended September 30, 2025, selling, general and administrative expenses increased $114 million and $178 million, respectively, when compared to the same periods in 2024, primarily due to the increase in net sales, as discussed above, and an increase in variable compensation and legal related expenses.
Research, development and engineering expenses
For the three and nine months ended September 30, 2025, research, development and engineering expenses decreased $14 million and increased $12 million, respectively and remained consistent as a percentage of sales when compared to the same periods in 2024.
Translated earnings contract gain (loss), net
Included in translated earnings contract gain (loss), net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro and its impact on net income (loss).
The following table provides detailed information on the impact of translated earnings contract gain (loss), net (in millions):

	Three months ended September 30, 2025		Three months ended September 30, 2024		Change 2025 vs. 2024
	Income before tax	Net income	(Loss) income before tax	Net loss	Income before tax	Net income
Hedges related to translated earnings:
Realized (loss) gain, net (1) (2)	$(5)	$(4)	$47	$36	$(52)	$(40)
Unrealized gain (loss), net	38	29	(204)	(157)	242	186
Total translated earnings contract gain (loss), net	$33	$25	$(157)	$(121)	$190	$146

	Nine months ended September 30, 2025		Nine months ended September 30, 2024		Change 2025 vs. 2024
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain, net (1) (2)	$2	$1	$158	$121	$(156)	$(120)
Unrealized gain (loss), net	61	47	(249)	(191)	310	238
Total translated earnings contract gain (loss), net	$63	$48	$(91)	$(70)	$154	$118
(1)For the three and nine months ended September 30, 2025, amount includes non-cash pre-tax realized losses of $94 million and $202 million, respectively, and for the three and nine months ended September 30, 2024, amount includes non-cash pre-tax realized losses of $24 million and $81 million, respectively, related to the premiums of expired option contracts.
(2)For the three and nine months ended September 30, 2025, amount excludes losses of $4 million and $12 million, respectively, related to forward contracts designated as a net investment hedge, which was recorded in accumulated other comprehensive loss on the consolidated balance sheets and reflected within investing activities in the consolidated statements of cash flows.

The impact to income from realized activity for the three months ended September 30, 2025 was primarily driven by realized losses from our South Korean won and Japanese yen-denominated hedges, partially offset by realized gains from our Mexican peso-denominated hedges. The impact to income from realized activity for the nine months ended September 30, 2025 was primarily driven by realized gains from our Mexican peso and Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won and Chinese yuan-denominated hedges.
The impact to income from realized activity for the three and nine months ended September 30, 2024 was primarily driven by realized gains from our Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won and Chinese yuan-denominated hedges.
The impact to income from unrealized activity for the three months ended September 30, 2025 was primarily driven by unrealized gains from our Japanese yen, Mexican peso and euro-denominated hedges, partially offset by unrealized losses from our new Taiwan dollar and South Korean won-denominated hedges. The impact to income from unrealized activity for the nine months ended September 30, 2025 was primarily driven by unrealized gains from our South Korean won, Mexican peso, new Taiwan dollar and Chinese yuan-denominated hedges, partially offset by unrealized losses from our euro and Japanese yen-denominated hedges.
The impact to income from unrealized activity for the three months ended September 30, 2024 was primarily driven by unrealized losses from our Japanese yen and euro-denominated hedges, partially offset by unrealized gains from our South Korean won, new Taiwan dollar and Chinese yuan-denominated hedges. The impact to income for the nine months ended September 30, 2024 was primarily driven by unrealized losses from our Japanese yen and euro-denominated hedges, partially offset by unrealized gains from our Chinese yuan-denominated hedges.
Income (loss) before income taxes
For the three and nine months ended September 30, 2025, income before income taxes increased $642 million and $998 million, respectively, when compared to the same periods in 2024, primarily driven by increases in gross margin, as discussed above, and gains on our translated earnings contracts, partially offset by increases in selling, general and administration expenses, as discussed above.
Provision for Income Taxes
For the three and nine months ended September 30, 2025, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to foreign derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.
For the three months ended September 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, changes in estimates based on the final 2023 U.S. Federal Income Tax Return and the impact of foreign exchange losses. For the nine months ended September 30, 2024, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit.
For the three months ended September 30, 2025, the effective tax rate differed when compared to the same period in 2024 primarily due to changes in certain pre-tax losses with no corresponding expected tax benefit and foreign exchange gains and losses, partially offset by foreign derived intangible income, adjustments to share-based compensation and non-taxable items. For the nine months ended September 30, 2025, the effective tax rate differed when compared to the same period in 2024 primarily due to foreign derived intangible income, adjustments to share-based compensation, and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax law changes, including the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the reinstatement of favorable treatment for certain business tax provisions. These include 100% bonus depreciation, immediate expensing of domestic research and development costs and revised limitations on the deductibility of business interest expense. The provisions of the OBBBA are subject to multiple effective dates, with some effective beginning in 2025 and others phased in through 2027. The Company evaluated the provisions of the OBBBA and does not expect the impact to be material on our estimated annual effective tax rate in 2025.
The Internal Revenue Service (“IRS”) is currently conducting examinations of the Company’s U.S. federal income tax returns for the years 2015 through 2018 and 2019 through 2020, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If challenged, Corning believes that it is at least more likely than not to sustain its position relating to these matters. However, if the Company is ultimately unsuccessful in defending its position, the impact could be material to its consolidated financial statements.

SEGMENT ANALYSIS
Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker (“CODM”) in making internal operating decisions, which is more fully discussed within Note 16 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of segment information to the corresponding amounts in the consolidated statements of income (loss).
As of January 1, 2025, the Company began managing its Automotive Glass Solutions business together with its Environmental Technologies business, forming the Automotive segment. In addition, the Display Technologies segment has been renamed to Display. The segment information presented below has been recast for the comparative period presented for the Automotive segment.

Segment net income may not be consistent with measures used by other companies.
The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended September 30,		$ change	% change	Nine months ended September 30,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$1,652	$1,246	$406	33%	$4,573	$3,289	$1,284	39%
Display	939	1,015	(76)	(7%)	2,742	2,901	(159)	(5%)
Specialty Materials	621	548	73	13%	1,667	1,503	164	11%
Automotive	454	430	24	6%	1,354	1,400	(46)	(3%)
Life Sciences	242	244	(2)	(1%)	726	729	(3)	0%
Net sales of reportable segments	3,908	3,483	425	12%	11,062	9,822	1,240	13%
Hemlock and Emerging Growth Businesses	364	250	114	46%	934	773	161	21%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses (1)	$4,272	$3,733	$539	14%	$11,996	$10,595	$1,401	13%
(1)Refer to Note 16 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.
Optical Communications
The increase in segment net sales for both the three- and nine-month periods was primarily due to continued growth in our Enterprise business driven by strong demand for our Generative AI products, and in our Carrier business, driven by demand for datacenter interconnect products and fiber-to-the-home products.
Display
The decrease in segment net sales for both the three- and nine-month periods was due to the impact from resetting our core rate from 107 to 120 Japanese yen to USD as the comparative period results were not recast and are presented at the 107 Japanese yen to USD core rate. The impact from resetting our core rate was partially offset by pricing actions taken in the second half of 2024.
Specialty Materials
The increase in segment net sales for both the three- and nine-month periods was due to continued strong demand for premium glass for mobile devices.
Automotive
The increase in segment net sales for the three-month period was primarily due to positive momentum in the global passenger vehicle market driven by China as well as growth in demand for premium content. The decrease in segment net sales for the nine-month period was primarily due to softness in light-duty and heavy-duty markets, particularly in Europe and North America.
Life Sciences
Segment net sales remained consistent with the comparative periods.
Hemlock and Emerging Growth Businesses
The increase in segment net sales for both the three- and nine-month periods was primarily due to higher sales in our solar businesses, including HSG.

The following table presents segment net income by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Three months ended September 30,		$ change	% change	Nine months ended September 30,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$295	$175	$120	69%	$743	$418	$325	78%
Display	250	285	(35)	(12%)	736	744	(8)	(1%)
Specialty Materials	113	72	41	57%	268	179	89	50%
Automotive	68	51	17	33%	215	200	15	8%
Life Sciences	16	15	1	7%	47	45	2	4%
Net income of reportable segments	742	598	144	24%	2,009	1,586	423	27%
Hemlock and Emerging Growth Businesses	(1)	12	(13)	*	(27)	32	(59)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$741	$610	$131	21%	$1,982	$1,618	$364	22%
* Not meaningful
(1)Refer to Note 16 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income for both the three- and nine-month periods was primarily driven by strong incremental profit on higher sales volume, as outlined above.
Display
The decrease in segment net income for the three-month period was primarily driven by the decrease in sales, as outlined above. Segment net income remained flat for the nine-month period when compared to the same period in 2024 with improved performance offsetting lower sales, as outlined above.
Specialty Materials
The increase in segment net income for both the three- and nine-month periods was primarily driven by increased sales, as outlined above, and strong incremental profit on higher volumes.
Automotive
The increase in segment net income for both the three- and nine-month periods was primarily driven by improved performance within our automotive glass business, partially offset by decreased sales of our environmental technologies business, as outlined above.
Life Sciences
Segment net income remained consistent with the comparative periods.
Hemlock and Emerging Growth Businesses
The decrease in segment net income for both the three- and nine-month periods was primarily driven by temporarily higher costs to ramp up for our new solar products.

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
Results of Operations – Core Performance Measures
The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts):

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24
Core net sales	$4,272	$3,733	14%	$11,996	$10,595	13%
Core net income	$585	$465	26%	$1,575	$1,202	31%
Core earnings per share	$0.67	$0.54	24%	$1.81	$1.38	31%
Core Net Sales
For the three months ended September 30, 2025, we generated core net sales of $4.3 billion compared to $3.7 billion for the same period in 2024. The increase in core net sales of $539 million was primarily driven by increased segment sales of $406 million in Optical Communications and $73 million in Specialty Materials, partially offset by decreased segment sales of $76 million in Display. Net sales by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.
For the nine months ended September 30, 2025, we generated core net sales of $12.0 billion compared to $10.6 billion for the same period in 2024. The increase in core net sales of $1.4 billion was primarily driven by increased segment sales of $1.3 billion in Optical Communications and $164 million in Specialty Materials, partially offset by decreased segment sales of $159 million in Display and $46 million in Automotive. Net sales by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income
For the three months ended September 30, 2025, we generated core net income of $585 million compared to $465 million for the same period in 2024. The increase of $120 million was primarily due to higher segment net income of $120 million in Optical Communications and $41 million in Specialty Materials, partially offset by decreased segment net income of $35 million in Display. Net income by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.
For the nine months ended September 30, 2025, we generated core net income of $1.6 billion compared to $1.2 billion for the same period in 2024. The increase of $373 million was primarily due to higher segment net income of $325 million in Optical Communications and $89 million in Specialty Materials. Net income by reportable segment is discussed in detail in the “Segment Analysis” section of our MD&A.
Core Earnings per Share
Core earnings per share increased for the three months ended September 30, 2025 to $0.67 per share, primarily as a result of the changes in core net income, outlined above.
Core earnings per share increased for the nine months ended September 30, 2025 to $1.81 per share, primarily as a result of the changes in core net income, outlined above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Core net income	$585	$465	$1,575	$1,202

Weighted-average common shares outstanding - basic	856	854	855	853
Effect of dilutive securities:
Stock options and other awards	12	11	15	15
Weighted-average common shares outstanding - diluted	868	865	870	868
Core earnings per share	$0.67	$0.54	$1.81	$1.38

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
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended September 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported – GAAP	$4,100	$550	$430	14.5%	$0.50
Constant-currency adjustment (1)	172	157	111		0.13
Translation gain on foreign denominated debt, net (2)		(4)	(4)		(0.00)
Translated earnings contract gain, net (3)		(33)	(25)		(0.03)
Acquisition-related costs (4)		30	22		0.03
Discrete tax items and other tax-related adjustments (5)			(21)		(0.02)
Restructuring, impairment and other charges and credits (6)		16	12		0.01
Litigation, regulatory and other legal matters (7)		50	50		0.06
Pension mark-to-market adjustment (8)		12	9		0.01
Loss on investments (9)		1	1		0.00
Core performance measures	$4,272	$779	$585	19.5%	$0.67
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $40 million and $41 million, respectively.

	Three months ended September 30, 2024
	Net sales	(Loss) income before income taxes	Net (loss) income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$3,391	$(92)	$(117)	(3.3%)	$(0.14)
Constant-currency adjustment (1)	342	258	239		0.28
Translation loss on foreign denominated debt, net (2)		107	82		0.10
Translated earnings contract loss, net (3)		157	121		0.14
Acquisition-related costs (4)		32	23		0.03
Discrete tax items and other tax-related adjustments (5)			(14)		(0.02)
Restructuring, impairment and other charges and credits (6)		134	125		0.15
Litigation, regulatory and other legal matters (7)		16	12		0.01
Pension mark-to-market adjustment (8)		(20)	(15)		(0.02)
Loss on investments (9)		7	7		0.01
Loss on sale of assets (10)		3	2		0.00
Core performance measures	$3,733	$602	$465	19.1%	$0.54
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $22 million and $23 million, respectively.
Refer to “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.

	Nine months ended September 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$11,414	$1,374	$1,056	15.9%	$1.21
Constant-currency adjustment (1)	582	496	404		0.46
Translation loss on foreign denominated debt, net (2)		66	50		0.06
Translated earnings contract gain, net (3)		(63)	(48)		(0.06)
Acquisition-related costs (4)		89	65		0.07
Discrete tax items and other tax-related adjustments (5)			(56)		(0.06)
Restructuring, impairment and other charges and credits (6)		10	8		0.01
Litigation, regulatory and other legal matters (7)		57	55		0.06
Pension mark-to-market adjustment (8)		27	21		0.02
Loss on sale of assets (10)		5	4		0.00
Equity in losses of affiliated companies (11)		12	9		0.01
Loss on sale of business (12)		11	7		0.01
Core performance measures	$11,996	$2,084	$1,575	19.5%	$1.81
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $99 million and $102 million respectively.

	Nine months ended September 30, 2024
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$9,617	$376	$196	33.0%	$0.23
Constant-currency adjustment (1)	978	751	604		0.70
Translation gain on foreign denominated debt, net (2)		(28)	(21)		(0.02)
Translated earnings contract loss, net (3)		91	70		0.08
Acquisition-related costs (4)		96	69		0.08
Discrete tax items and other tax-related adjustments (5)			5		0.01
Restructuring, impairment and other charges and credits (6)		263	248		0.29
Litigation, regulatory and other legal matters (7)		11	8		0.01
Pension mark-to-market adjustment (8)		(6)	(4)		(0.00)
Loss on investments (9)		19	18		0.02
Loss on sale of assets (10)		13	9		0.01
Core performance measures	$10,595	$1,586	$1,202	20.4%	$1.38
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

Items Adjusted from GAAP Measures
Items adjusted from GAAP measures to arrive at core performance measures are as follows:
(1)Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Optical Communications, Display, Specialty Materials, Automotive and Life Sciences segments for the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts. For the three and nine months ended September 30, 2025 and 2024, the constant-currency adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

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
(3)Translated earnings contract, net: Amount reflects the impact of the realized and unrealized gains and losses from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro-denominated foreign currency hedges related to translated earnings.
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
(9)Gain or loss on investments: Amount reflects the gain or loss recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(10)Loss on sale of assets: Amount represents the loss recognized for the sale of assets, recorded in cost of sales, in the consolidated statements of income (loss).
(11)Equity in losses of affiliated companies: Amount reflects costs not related to continuing operations of affiliated companies, such as restructuring, impairment losses, inventory adjustments, other charges and credits.
(12)Loss on sale of business: Amount reflects the loss recognized for the sale of a business, recorded in other expense, net in the consolidated statements of income (loss).

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
The following table presents balance sheet and working capital measures (in millions):

	September 30, 2025	December 31, 2024
Working capital	$3,100	$3,073
Current ratio	1.6:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$2,509	$2,053
Days sales outstanding	55	53
Inventories	$3,104	$2,724
Inventory turns	3.2	3.2
Days payable outstanding (1)	66	54
Long-term debt	$7,407	$6,885
Total debt	$8,219	$7,211
Total debt to total capital	41%	39%
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
We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. By utilizing these types of programs, we accelerated the collection of $403 million, $399 million and $277 million in accounts receivable during the three months ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively, which would have been collected during the normal course of business in the following quarter.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$1,643	$1,316
Net cash used in investing activities	$(765)	$(537)
Net cash used in financing activities	$(1,020)	$(944)
Net cash provided by operating activities for the nine months ended September 30, 2025 improved when compared to the same period in the prior year, primarily driven by higher net income.
Net cash used in investing activities for the nine months ended September 30, 2025 increased by $228 million when compared to the same period last year, primarily driven by higher capital expenditures of $139 million and less realized gains on our translated earnings contracts of $47 million.
Net cash used in financing activities for the nine months ended September 30, 2025 increased by $76 million when compared to the same period last year, primarily driven by the payment of acquisition related debt of $33 million, higher debt repayments of $28 million, higher repurchases of common stock of $23 million, lower proceeds from cross currency swaps of $44 million and lower proceeds from the exercise of stock options of $26 million, partially offset by higher proceeds from the issuance of debt of $132 million during 2025.
Sources of Liquidity
As of September 30, 2025, our cash and cash equivalents and available credit capacity included (in millions):

September 30, 2025
Cash and cash equivalents	$1,648

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Cash and Cash Equivalents
As of September 30, 2025, we had $1.6 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of September 30, 2025, approximately 45% of the consolidated cash and cash equivalents were held outside the U.S.
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

Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of September 30, 2025, we did not have outstanding commercial paper.
We have a line of credit facility available to support obligations under the commercial paper program and for general corporate purposes, if needed. On July 28, 2025, the Company entered into the New Credit Agreement, which replaces the Company’s $1.5 billion Existing Credit Agreement dated June 6, 2022. The New Credit Agreement provides a committed $1.5 billion in unsecured multi-currency line of credit and expires July 28, 2030. As of September 30, 2025, there were no outstanding amounts under the Existing Credit Agreement or the New Credit Agreement.
The New Credit Agreement includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. The required leverage ratio is a maximum of 60%. As of September 30, 2025, our leverage using this measure was approximately 41%. As of September 30, 2025, we were in compliance with all such covenants.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of September 30, 2025, we were in compliance with all such provisions.
We have access to certain Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. As of September 30, 2025, borrowings totaled $394 million and these facilities had variable interest rates ranging from 2.2% to 3.2% and maturities ranging from 2025 to 2032. As of September 30, 2025, the amount of unused capacity was not material.
As a well-known seasoned issuer, we filed an automatic shelf registration with the SEC on December 1, 2023. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred stock, depository shares and warrants.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2024 Form 10-K as well as Note 8 (Debt) in the accompanying notes to the consolidated financial statements for additional information.
Customer Deposits, Deferred Revenue and Government Incentives
We receive cash deposits or consideration, generally non-refundable, from customers under long-term supply agreements. In addition, we receive government assistance, typically in the form of cash incentives primarily for capital expansion projects and tax credits.
Refer to Note 1 (Summary of Significant Accounting Policies) and Note 3 (Revenue) in the notes to the consolidated financial statements within the 2024 Form 10-K as well as Note 4 (Revenue) in the accompanying notes to the consolidated financial statements for additional information.
Uses of Cash
Share Repurchase Agreement
Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of September 30, 2025 and December 31, 2024, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.
Refer to Note 14 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information.

Share Repurchases
In 2019, the Board authorized the repurchase of up to $5.0 billion of common stock (“2019 Authorization”).
As of September 30, 2025, approximately $3.0 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
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
Capital Expenditures
Capital expenditures were $850 million for the nine months ended September 30, 2025. We expect our 2025 full year capital expenditures to be approximately $1.3 billion.
Current Maturities of Short and Long-Term Debt
As of September 30, 2025, we had $812 million of long-term debt that is due in less than one year.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2024 Form 10-K for additional information, including a summary of our debt maturities by year, and Note 8 (Debt) in the accompanying notes to the consolidated financial statements.
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
Commitments, Contingencies and Guarantees

There were no material changes outside the ordinary course of business in the obligations disclosed in Note 12 (Commitments and Contingencies and Guarantees) in the notes to the consolidated financial statements within the 2024 Form 10-K. A summary of details of our commitments related to executed leases that have not yet commenced are included within Note 5 (Leases) in the notes to the consolidated financial statements within the 2024 Form 10-K and Note 6 (Leases) in the accompanying notes to the consolidated financial statements.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information about purchases of common stock during the third quarter of 2025:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
July1-31, 2025	80,083	$52.63
August1-31, 2025	483,285	65.70	304,608
September1-30, 2025	73,547	72.60	69,364
Total	636,915	$64.85	373,972	$2,977,667,420
(1)This column reflects: (i) 201,648 shares of common stock related to the vesting of employee restricted stock units; (ii) 52,870 shares of common stock related to the vesting of employee restricted stock; (iii) 8,103 shares of common stock related to the vesting of employee performance stock units; (iv) 322 shares of common stock related to the exercise of employee stock options and payment of the exercise price; and (v) the purchase of 373,972 shares of common stock under the 2019 Repurchase Program.
(2)Represents the stock price at the time of surrender and includes costs associated with the repurchase.
Item 5. Other Information
During the three months ended September 30, 2025, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a)	Exhibits

	Exhibit Number	Exhibit Name

10.1
Credit Agreement dated as of July 28, 2025, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for such lenders (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed July 30, 2025).

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

Corning Incorporated
(Registrant)

October 31, 2025	/s/ Stefan Becker
Date	Stefan Becker
Senior Vice President and Corporate Controller