Form 10-K
period 2025-12-31
CORNING INC /NY
filed 2026-02-12
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes   ☐                             No   ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $45 billion based on the New York Stock Exchange closing price on such date.
There were 857,948,109 shares of common stock outstanding as of January 30, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive Proxy Statement for its April 30, 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Corning is vital to progress – in the industries we help advance and in the world we share. With a 175-year track record of life-changing inventions, Corning applies its unparalleled expertise in glass science, ceramic science and optical physics, along with its deep manufacturing and engineering capabilities to develop category-defining products that transform industries and enhance people’s lives. Our materials science and manufacturing expertise, boundless curiosity and commitment to purposeful invention place us at the center of the way the world works, learns and lives. In addition, our sustained investment in research, development and engineering capabilities means we are always ready to solve the toughest challenges alongside our customers.
Our capabilities are versatile and synergistic, allowing Corning to evolve to meet changing market needs, while also helping customers capture new opportunities in dynamic industries. Today, Corning’s markets include optical communications, display, mobile consumer electronics, automotive, life sciences, semiconductors and solar. Corning’s industry-leading products include damage-resistant cover materials for mobile devices; precision glass for advanced displays; optical fiber, cable and connectivity solutions for advanced communications networks, such as fiber to the home and data centers, enabling artificial intelligence and connections around the world; trusted products to accelerate drug discovery and delivery; and clean-air technologies and technical glass for cars and trucks.
Corning manufactures products in 14 countries and operates in five reportable segments: Optical Communications, Display, Specialty Materials, Automotive and Life Sciences.
Recent segment reporting changes
As of January 1, 2025, the Company began managing its Automotive Glass Solutions business together with its Environmental Technologies business, forming its Automotive segment, and its Display Technologies segment was renamed to “Display.”
The comparative period segment information presented herein has been recast to reflect the above changes in segment reporting.
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
Our carrier network product portfolio encompasses an array of optical fiber products, including Vascade® optical fibers for use in submarine networks; LEAF® optical fiber for long-haul, regional and metropolitan networks; SMF-28e® ULL and TXF® fiber for more scalable long-haul and regional networks; SMF-28e+™ single-mode optical fiber providing additional transmission wavelengths in metropolitan and access networks and ClearCurve® ultra-bendable single-mode fiber for use in multiple-dwelling units and fiber-to-the-home applications. For high performance across the range of long-haul, metro, access and fiber-to-the-home network applications, SMF-28e® Ultra and SMF-28e® Contour fibers deliver industry-leading attenuation, compatibility and improved macrobend performance in one fiber. A portion of our optical fiber is sold directly to end users and third-party cablers globally. Our remaining fiber production is cabled internally and sold to end users as either bulk cable or as part of an integrated optical solution. Our cable products, including the RocketRibbon® and miniXtend® portfolios, support various outdoor, indoor/outdoor and indoor applications and include a broad range of loose tube, ribbon and drop cable designs with flame-retardant versions available for indoor and indoor/outdoor use.
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
Our hardware and equipment for enterprise network applications include cable assemblies, fiber-optic hardware, fiber-optic connectors, optical components and couplers, closures and other accessories. These products may be sold as individual components or as part of integrated optical connectivity solutions designed for various network applications, including hyperscale data centers. Examples of enterprise network solutions include the Edge8® platform, which provides high-density pre-connectorized cabling solutions for data center applications, supporting a path to speeds of 400G and beyond.
We invented new fibers, cables and connectors to capture the generative AI enterprise demand. This includes our SMF-28e® Contour fiber, a 40% smaller fiber delivering improved bend resistance in high-density environments. This fiber forms the basis of our Contour Flow™ Cable, which can fit double the fiber into the same cable diameter. These components are being adopted by hyperscale data centers as well as the carriers building data center interconnect networks, and others focusing on key technology vectors such as density, latency and sustainability.

Our optical fiber manufacturing facilities are in North Carolina, China, India and Poland. Cabling operations are in North Carolina, Poland and smaller regional locations. Our manufacturing operations for hardware and equipment products are in Texas, Mexico, Germany, Poland and China.
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
The Optical Communications segment represented 38% of Corning’s total segment net sales in 2025.
Display Segment
The Display segment manufactures glass substrates for flat panel displays, including liquid crystal displays (“LCDs”) and organic light-emitting diodes (“OLEDs”) that are used primarily in televisions, notebook computers, desktop monitors, tablets and handheld devices. This segment develops, manufactures and supplies high quality glass substrates using technology expertise and a proprietary fusion manufacturing process, which we invented and is the cornerstone of our technology leadership in the display glass industry. Our highly automated process yields glass substrates with a pristine surface and excellent thermal stability and dimensional uniformity – essential attributes in the production of large, high-performance display panels. Our fusion process is scalable and we believe it is the most cost-effective process for producing large size substrates.
We are recognized as a world leader in precision glass innovations that enable our customers to produce larger, thinner, more flexible and higher-resolution displays. Some of the product innovations we have launched in recent years utilizing our world-class processes and capabilities include the following:
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
Patent protection and proprietary trade secrets are important to the Display segment’s operations. Refer to the material under the heading “Patents and Trademarks” for more information.
The Display segment represented 23% of Corning’s total segment net sales in 2025.
Specialty Materials Segment
The Specialty Materials segment manufactures products that provide more than 150 material formulations for glass, glass ceramics and crystals, as well as precision optics, components and metrology instruments and software to meet requirements for unique customer needs. Consequently, this segment operates in a wide variety of commercial and industrial markets including materials optimized for mobile consumer electronics, semiconductor equipment optics and consumables, aerospace and defense optics, radiation shielding products, sunglasses and telecommunications components.
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
We collaborated with Apple to deliver durable glass with infused color for the back of Apple’s iPhone 15 and iPhone 15 Plus devices. These devices also feature Ceramic Shield, a highly transparent, color-free glass-ceramic, which offers unparalleled durability and toughness for smartphones.
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
The Specialty Materials segment represented 13% of Corning’s total segment net sales in 2025.
Automotive Segment
The Automotive segment manufactures ceramic substrates and filter products for emissions control in mobile applications around the world as well as technical glass and optic products and solutions for the interior and exterior of vehicles.
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
Our automotive glass solutions business is delivering technical glass and optic product and process innovations that differentiate design, create connectivity, activate autonomy, and help shape sustainability for the automotive industry. Business innovations such as AutoGrade™ Gorilla® Glass, 3D ColdForm™ Technology and Fusion5™ Glass enable more reliable, higher quality, lighter weight and more economical auto interior cover glass parts and exterior windows. This glass business leverages our 100+ year Automotive OEM market access, longstanding Display panel maker relationships and ecosystem from our Specialty Materials segment to help drive automotive business growth.
We manufacture our automotive products in New York, Virginia, China, South Korea, Taiwan, and Germany.
Patent protection is important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. We are licensed to use certain patents owned by others, which are also considered important to the segment’s operations. Refer to the material under the heading “Patents and Trademarks” for more information.
The Automotive segment represented 11% of Corning’s total segment net sales in 2025.
Life Sciences Segment
As a leading developer, manufacturer and global supplier of laboratory products for over 110 years, the Life Sciences segment works with researchers and drug manufacturers seeking to drive innovation, increase efficiencies, reduce costs and compress timelines. Using unique expertise in the fields of materials science, polymer surface science, cell culture and cell biology, the segment provides innovative solutions that improve productivity and enable breakthrough research for traditional small molecule, or chemical, drugs, biologics, vaccines and emerging cell and gene therapies.
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
The Life Sciences segment represented 6% of Corning’s total segment net sales in 2025.
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
Hemlock and Emerging Growth Businesses also includes our businesses that transform polysilicon into solar wafers and solar modules; our pharmaceutical technologies business, which produces high-quality pharmaceutical glass tubing and vials to meet the rigorous needs of the pharmaceutical industry; and, the emerging innovations group as well as other businesses and certain corporate investments.
Hemlock and Emerging Growth Businesses represented 9% of Corning’s total segment net sales in 2025.
Additional explanation regarding Corning and its five reportable segments, as well as financial information about geographic areas, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 (Reportable Segments) in the accompanying notes to the consolidated financial statements.

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
Optical Communications Segment
We maintain a leadership position in the segment’s principal product groups, which include carrier and enterprise networks. The competitive landscape includes industry consolidation, pricing pressure and competition for the innovation of new products. These competitive conditions are likely to persist. Our large-scale manufacturing experience, fiber process, technology leadership and intellectual property provide cost advantages relative to several of our competitors. Our principal competitors include Amphenol, Fujikura and their subsidiary America Fujikura Ltd., Sumitomo and Prysmian Group S.p.A.

Display Segment
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
Specialty Materials Segment
We have deep capabilities in materials science, optical design, shaping, coating, finishing, metrology and optical system assembly. Our products and capabilities in this segment position us to meet the needs of a broad array of markets, including semiconductor, aerospace, defense, industrial, commercial and telecommunications. Our principal competitors include Schott AG, AGC Inc., Nippon Electric Glass Co., Ltd., Heraeus and JENOPTIK Industrial Metrology Germany GmbH.

Automotive Segment
We maintain a strong market position with our automotive products including automotive ceramic substrate and filter products, and technical glass solutions for global light-duty and heavy-duty vehicle markets. Our competitive advantage in automotive ceramic substrate products for catalytic converters and filter products for particulate emissions in exhaust systems is based on an advantaged product portfolio, collaborative engineering design services, customer service and support, strategic global presence and continued product innovation. In automotive glass, our competitive advantage is in more reliable, large and shaped digital display covers. Our principal competitors include NGK Insulators, Ltd., Ibiden Co., Ltd., AGC Inc. and LENS.
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
Certain key materials and proprietary equipment used in the manufacturing of products are currently sole-sourced or available only from a limited number of suppliers. Additionally, some required raw materials are subject to export restrictions imposed by their country of origin. To minimize this risk, we closely monitor raw materials and equipment with limited availability or sole-sourced suppliers. However, any future difficulty in obtaining sufficient and timely delivery, or inflationary pricing, of components and/or raw materials could result in lost revenue due to delays or reductions in product shipments, or reductions in gross margin.

Patents and Trademarks

Inventions by members of our research and engineering staff continue to be important to our growth. Patents have been granted on many of these inventions in the U.S. and other countries. Some of these patents have been licensed to other manufacturers. Many of our earlier patents have now expired, but we continue to seek and obtain patents protecting our innovations. In 2025, we were granted about 370 patents in the U.S. and over 970 patents in countries outside the U.S.
Each business segment possesses a patent portfolio that provides certain competitive advantages in protecting our innovations. We have historically enforced, and will continue to enforce, our intellectual property rights. At the end of 2025, we owned about 11,375 unexpired patents in various countries, of which about 4,015 were U.S. patents. Between 2026 and 2028, approximately 740, or 6.5%, of these worldwide patents will expire, while at the same time we intend to seek patents protecting our newer innovations. Worldwide, we have about 5,650 patent applications in process, with about 1,740 in process in the U.S. Our patent portfolio will continue to provide a competitive advantage in protecting our innovation, although our competitors in each of our businesses are actively seeking patent protection as well.
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
•Display: patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications.
•Specialty Materials: patents relating to protective cover glass materials and coatings, ophthalmic glasses and polarizing dyes and semiconductor/microlithography optics and blanks, metrology instrumentation and laser/precision optics, glass polarizers, specialty fiber and refractories.
•Automotive: patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. Automotive glass has a growing portfolio of patents related to products, technologies and manufacturing processes.
•Life Sciences: patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including multiwell plates and cell culture products, equipment and processes for cell and gene therapy research and glass packaging for pharmaceuticals.

The following table presents the approximate number of patents granted to our reportable segments:

	Number of patents worldwide	U.S. patents	Important U.S. patents expiring between 2026 and 2028
Optical Communications	4,121	1,625	44
Display	1,430	191	12
Specialty Materials	2,245	845	12
Automotive	1,351	506	12
Life Sciences	1,091	315	6
Many of our patents are used in operations or are licensed for use by others, and we are licensed to use patents owned by others. We have entered into cross-licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.
Our principal trademarks include the following: Axygen, Celcor, ClearCurve, Contour, Corning, DuraTrap, Eagle XG, Edge8, Everon, Evolv, Falcon, FlexNAP, FLORA, Gorilla, HPFS, Leaf, miniXtend, PUSHLOK, PYREX, RocketRibbon, SMF-28e, Steuben, UniCam, Valor, Velocity, Victus and Viridian.

Protection of the Environment
We have an extensive program to ensure that our facilities comply with state, federal and foreign pollution-control regulations. This program has resulted in capital and operating expenditures each year. To maintain compliance with such regulations, capital expenditures for pollution control in operations were approximately $7.9 million in 2025 and are estimated to be $18.9 million in 2026.
Our 2025 consolidated operating results reflect approximately $81.9 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control.
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
Each of our approximately 67,200 full- and part-time employees in 44 countries make an important contribution, whether in one of our manufacturing or processing facilities, research labs, sales offices or other facilities. Approximately 68% of all employees are in production and maintenance roles and more than 66% of all employees are represented by a union, works council or other representative group.
Values
Corning is guided by an enduring set of Values that defines our relationship with employees, customers and our communities: Quality, Integrity, Performance, Leadership, Innovation, Independence and the Individual. Our Values are the key to our business success, a source of pride and excitement for our employees and the factor that ultimately sets us apart from our competitors. In short, we believe that how we do things is as important as what we do. We measure how we live our Values through our annual “Voice to Action” Workplace Culture Survey. In 2025, we had an 87% response rate with survey participation worldwide. We use the results to pinpoint recurring global themes and develop plans to drive action based on employee feedback.
Corning operates around the globe and builds strong, multifaceted teams in which all employees feel included at work. Our efforts are rooted in our Value of the Individual, by which we acknowledge that the commitment and contributions of all of our employees determines our success. The rich diversity of our experiences, thoughts, and who we are as individuals strengthens the impact of our collective achievements. We value the unique ability of each individual to contribute, and we intend that all employees have the opportunity to participate fully, to grow professionally and to develop to their highest potential.
Talent Management
Each year we formally evaluate the talent implications of our strategic business plans and align our actions and objectives accordingly. As business needs change, we create human capital objectives to ensure we have the right people with the right skills in place to deliver that growth.
Our global workforce is comprised of 59% men and 41% women. In all regions of the world, we maintain a talent pipeline that includes people of all backgrounds through our effective recruitment process, mentoring and coaching programs, networking opportunities and proactive career discussions. As a result of these efforts, we have expanded the quality and depth of experience within our leadership teams.

Corning is committed to attracting and recruiting highly qualified candidates of all backgrounds, experiences and skillsets. This not only strengthens our culture, but it also helps drive our ability to innovate and succeed. We have established a strategic talent pipeline by partnering with schools around the world with exceptional strength in the material sciences and other fields relevant to our Company’s business, including renowned business schools and top engineering and scientific schools. We engage with professional organizations, engineering societies and other industry organizations to connect us with talented candidates from a multitude of backgrounds and disciplines. We offer internships, co-ops, rotational leadership programs and other developmental opportunities to talented candidates. Our recruitment strategy is centered on the belief that when a workforce fosters rich and varied ideas, the overall quality of our solutions is enhanced.

It is important to Corning that employees continue to grow and develop. We offer a variety of enterprise and on-demand developmental programs and experiences, targeted to all levels in the organization. We provide on-the-job learning experience, mentoring and career planning to ensure immediate application and lasting impact. Talent retention is an ongoing focus area which aligns with our strategy of encouraging and supporting longer-term careers with Corning. Historically, our salaried voluntary turnover has been consistently lower than the markets in which we compete for talent. Salaried talent retention in 2025 remained strong at 96.9%.
Health and Safety
At Corning, the health and safety of our workforce is always of paramount consideration. Our safety standards meet, and often exceed, local regulatory standards. Corning continued managing Total Recordable Incident Rate (“TRIR”) performance to world class levels with an annual TRIR of just 0.26 in 2025.

Globally, we prioritize employee health and wellbeing through interactive wellness programs tailored to meet the unique health needs of each region. These offerings vary by location and include resources for nutrition, fitness, smoking cessation, and mental health. Additionally, our 24/7 wellness teams deliver localized, interactive activities to support holistic employee health.
For employees working in environments with potential exposures to noise, dust, and chemicals, we ensure their safety through routine health monitoring. In the United States and Mexico where our Electronic Medical Record system is in place, we track data for over 13,000 employees annually. These efforts reflect Corning’s dedication to fostering a safe, healthy and thriving workplace for all employees.

Executive Officers of the Registrant
Jaymin Amin Senior Vice President and Chief Technology Officer
Dr. Amin joined Corning in 1997 as a senior research scientist. He held numerous operational roles within Photonics before joining Corning Specialty Materials in 2004. He led product and process development, product engineering and commercial technology for Gorilla Glass and later for Mobile Consumer Electronics. In 2020, Dr. Amin was appointed vice president and general manager, Corning Gorilla Glass, Mobile Consumer Electronics, and in June 2022 he was appointed senior vice president and chief technology officer. Age 57.
Stefan Becker Senior Vice President, Finance and Corporate Controller
Mr. Becker joined Corning in 2000 through Corning’s acquisition of Siemens Communication Cable Division. From 2001 to 2005, he held positions as manager, Planning and Analysis and later director of Finance, Corning Cable Systems. He joined the Display Technologies division in 2005 as U.S. Controller. In 2007 he was appointed Chief Financial Officer, Corning Display Technologies Taiwan. In 2009, he was named director of Finance, Corning Display Technologies and in 2010 was appointed division controller. Between 2012 and 2015, he served as international division vice president, Finance, Corning Glass Technologies. Mr. Becker was appointed Corning’s operations controller in 2015 and senior vice president in 2019. In 2021, he was appointed senior vice president, Finance, and corporate controller and in February 2022 he was named principal accounting officer. Age 54.
Li Fang Senior Vice President, Corning International and New Business Development, Solar
Mr. Fang joined Corning International in 1997 as business development manager, China. In 1999 he transferred to the Environmental Products Division and became production manager of Corning Environmental Technologies’ China Plant - Corning (Shanghai) Company Ltd. In July 2004, he was appointed operations manager and in October 2004 he was appointed director of operations and plant manager of Corning (Shanghai) Company Ltd. In 2007, Mr. Fang was appointed vice president, Corning Display Technologies China, and director of commercial operations, government affairs and supply chain. In 2009, he was named president, Corning Display Technologies China. From 2012 to 2021 Mr. Fang served as president and general manager of Corning Greater China. In 2021, he was appointed as president and general manager, International, Corning Incorporated and in 2023 he was appointed senior vice president, Corning International and new business development, Solar. Age 63.
Michelle L. Gullo Senior Vice President and Chief Human Resources Officer
Ms. Gullo joined Corning in 2012 as human resources manager for finance. She was appointed vice president, Human Resources, Corporate Staffs and Science, Technology & Engineering, in December 2021. In this role, Ms. Gullo was responsible for leading the human resources function supporting Finance, Law, Corporate Development, Corporate Strategy, Information Technology, Human Resources, Government Affairs, Corporate Services, and the Science, Technology & Engineering organizations, including the Emerging Innovations Group. In addition, she was responsible for developing and delivering on all aspects of an integrated talent strategy in support of the organizations’ priority goals and objectives. In November 2025, she was appointed senior vice president and chief human resources officer. Age 59.
Avery H. Nelson III Executive Vice President and Chief Operating Officer
Mr. Nelson joined Corning in 1991 as shift supervisor at the Harrodsburg, Kentucky plant and subsequently served in progressive roles in Corning Display Technologies. In 2007, he joined Corning Environmental Technologies as general manager, Corning (Shanghai) Company Limited. In 2009, he became general manager and regional director of China and India, Corning Environmental Technologies. In 2010 he returned to the U.S. as program director, Corning Environmental Technologies. In 2011, he assumed the role of business director, AAA Corning® Gorilla® Glass, New Business Development. Later that year, he was appointed division vice president, Heavy Duty Diesel. In 2014, Mr. Nelson was appointed vice president and general manager for Corning Environmental Technologies and was named senior vice president and general manager, Corning Environmental Technologies, in 2018. In 2020, he was appointed senior vice president and general manager, Automotive. His role was expanded in 2023 to include development of new business opportunities in solar markets. He was appointed senior vice president and general manager, Automotive, Life Sciences & Solar in 2024. In 2025, he was appointed executive vice president and chief operating officer. Age 57.

Michael P. O’Day Senior Vice President & General Manager Optical Communications
Mr. O’Day joined Corning in 1998 with Siecor, which later became Corning Cable Systems. He worked in both the Strategy and Marketing organizations for Corning Cable Systems through 2003. From 2004 to 2010 he served in Corning Cable Systems’ Optical Connectivity Product Line Management organization. In 2010, Mr. O’Day was appointed program manager for Corning’s IDAS Wireless Program. In 2017, he became the head of Product Line Management for Optical Connectivity Solutions. Prior to his current role, Mr. O’Day served as vice president of Corning Optical Communications Technology and Program Management Office. He was appointed senior vice president & general manager, Optical Communications in 2024. Age 56.

Edward A. Schlesinger Executive Vice President and Chief Financial Officer
Mr. Schlesinger joined Corning in 2013 as senior vice president and chief financial officer of Corning Optical Communications. He was appointed vice president and corporate controller in September 2015 and principal accounting officer in December 2015. He was named senior vice president in 2019. In 2022, he was appointed executive vice president and chief financial officer. Prior to joining Corning, Mr. Schlesinger served in various finance leadership roles with American Standard and Ingersoll Rand. Age 58.

Soumya Seetharam Senior Vice President and Chief Digital & Information Officer
Ms. Seetharam joined Corning in November 2022 as senior vice president and chief digital & information officer. Prior to joining Corning, she was vice president and general manager of Information Technology at Intel Corporation driving information technology vision and strategy for Corporate Functions. She also served as chief systems officer at Anadarko Petroleum Corporation. Ms. Seetharam brings deep experience in information technology, digital and systems transformation and risk governance to Corning. Age 50.

Lewis A. Steverson Vice Chairman, Executive Vice President and Chief Legal & Administrative Officer
Mr. Steverson joined Corning in 2013 as senior vice president and general counsel. In 2018, he was named executive vice president and general counsel. He was appointed chief legal & administrative officer in 2020. In 2025, he was appointed vice chairman, executive vice president and chief legal & administrative officer. Prior to joining Corning, Mr. Steverson served as senior vice president, general counsel, and corporate secretary of Motorola Solutions, Inc. During his 18 years with Motorola, he held a variety of law leadership roles across the company’s numerous business units. Prior to Motorola, Mr. Steverson was in private practice at the law firm of Arnold & Porter. Age 62.

Michaune D. Tillman Senior Vice President and General Counsel
Ms. Tillman joined Corning in 2024 with more than 25 years of domestic and international experience as an attorney and trusted advisor. Prior to joining Corning, she served as General Counsel and Corporate Secretary of Worthington Steel, Inc. She also previously served as General Counsel at Worthington Steel Processing and Worthington Armstrong Venture (“WAVE”). Across these roles, Ms. Tillman led corporate governance matters, litigation, commercial transactions, regulatory, antitrust, environmental health and safety, cyber security, data privacy, import/export, labor and employment, intellectual property and compliance. Prior to WAVE, she served in executive leadership roles at Ricoh Americas Corporation including deputy general counsel and as employment and commercial litigation counsel at IKON Office Solutions. Age 54.

Ronald L. Verkleeren Senior Vice President, Emerging Innovations Group
Mr. Verkleeren joined Corning in 2001 in the Optical Communications segment. He joined the Life Sciences segment in 2004 and has held a variety of progressive roles in that segment. In 2010, he was named division vice president and director of Advanced Life Sciences. In 2012, he was named division vice president and program director for Corning Pharmaceutical Technologies. In 2015, Mr. Verkleeren became vice president and general manager of the Pharmaceutical Technologies division. In 2020 he was appointed senior vice president & general manager, Life Sciences Technologies. He was appointed senior vice president, Emerging Innovations Group in 2024. Age 55.

Wendell P. Weeks Chairman and Chief Executive Officer & President
Mr. Weeks joined Corning in 1983 in the finance group. He has held a variety of financial, business development, commercial and general management roles. He was named vice president and general manager of the Optical Fiber business in 1996 and president of Corning’s Optical Communications division in 2001. He became Corning’s president and chief operating officer in 2002. Mr. Weeks has been a member of Corning’s Board of Directors since December 2000. He was named chief executive officer in 2005 and chairman of the board in 2007. Mr. Weeks is a director of Amazon.com, Inc. Age 66.

John Z. Zhang Senior Executive Vice President and Chief Corporate Development Officer
Mr. Zhang joined Corning in 2008 and has held a variety of progressive roles in Strategy, Mergers & Acquisitions, and Business Development. In 2010, he further expanded his role, leading the Strategy & Corporate Development organization of Corning International. In 2014, he was named deputy general manager, Corning Display Technologies. In 2020, Mr. Zhang was appointed senior vice president and general manager, Corning Display and was appointed as senior vice president and general manager, Display & Corning Asia in 2023. He was appointed senior vice president and general manager, Corning Glass Innovations & Corning Asia in 2024. He was appointed executive vice president and chief corporate officer in 2025. Age 53.
Document Availability
A copy of this 2025 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) is available upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge at www.SEC.gov, or through the Investor Relations page on Corning’s website at www.corning.com. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
Other
Additional information in response to Item 1 is found in Note 18 (Reportable Segments) in the accompanying notes to the consolidated financial statements.

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
•Implementation of emerging technologies, such as artificial intelligence and machine learning, as part of the manufacturing process by us or members of our supply chain; and
•Natural disasters, the impacts of climate change, or other events beyond Corning’s control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health crisis events, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where it or its customers or suppliers have manufacturing, research, engineering or other operations.

Health crisis events, such as epidemics or pandemics, have adversely impacted, and may continue to impact, the economy and disrupt our operations and supply chains, which may have an adverse effect on our results of operations

Health crisis events, including epidemics or pandemics, such as COVID-19, have impacted and may further impact the economy and could have additional impacts on economic growth, supply chains, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. A pandemic may result in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, vaccine mandates and facility shutdowns. These measures have impacted our workforce, operations and supply chains, and those of our customers, contract manufacturers and suppliers, and may continue to have an impact particularly in the event of another significant global health crisis. There is considerable uncertainty regarding the duration, scope and severity of a health crisis event and the impacts on our business and the economy from the effects of such an event and response measures.
Corning’s Optical Communications and Display segments generate a significant amount of the Company’s profits and cash flow; any significant decrease in pricing, volume or market share could have a material and negative impact on our financial results
Corning’s ability to generate profits and operating cash flow could be significantly impacted by the profitability of these businesses, which are subject to pricing pressure, industry competition, potential over-capacity or under capacity, development of new technologies and operational and regulatory risks. Further, the optical communications business faces risks related to fluctuations in telecommunication and hyperscale data center capital spending, which may negatively affect the demand for our products and have a material adverse impact on our financial results. Additionally, the display glass business is exposed to exchange rate movements. If we are not able to achieve proportionate reductions in costs and/or increases in volume or price to offset the aforementioned factors, it could have a material adverse impact on our financial results.

Risks associated with the launch of a new business
Launching new businesses involves inherent risks, including execution challenges, regulatory compliance, supply chain complexity, and uncertainty in market demand and competitive conditions. These factors may affect our ability to achieve anticipated returns and strategic objectives. In connection with our recent entry into the solar industry, we face risks specific to this sector, such as dependence on government manufacturing tax incentives, exposure to policy and regulatory changes, and complexities in sourcing specialized components. These factors, along with market volatility and evolving industry standards, could further impact the profitability of this business.

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
The following table details the number of combined customers of our reportable segments that accounted for a large percentage of segment net sales, not adjusted for constant-currency:

	Number of combined end customers	% of total segment net sales in 2025
Optical Communications	2	28%
Display	3	59%
Specialty Materials	2	43%
Automotive	3	61%
Life Sciences	2	45%

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
We have significant exposure to foreign currency movements
A large portion of our sales, costs, profit and cash flows are transacted in non-U.S. dollar currencies, primarily the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso, and euro. The Company expects to continue to experience fluctuations in the U.S. dollar value of these activities if it is not possible, cost-effective or should we not elect to hedge certain currency exposure. Additionally, gains or losses may be experienced if the underlying exposure which has been hedged increases or decreases significantly.

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
Current or future litigation or regulatory investigations may harm our financial condition or results of operations
As a global technology and manufacturing company, we are engaged in various litigation and regulatory matters around the world. Litigation and regulatory proceedings may be uncertain, and adverse rulings could occur, resulting in significant liabilities, penalties or damages. Any such substantial legal liability or regulatory action could have a material adverse effect on our business, financial condition, cash flows and reputation.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management
We developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical information technology (“IT”) systems and information.
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

Item 2. Properties
We operate 128 manufacturing plants and related facilities in 14 countries, of which approximately 34% are in the U.S. We own approximately 56% of our executive and corporate buildings, with 94% located in and around Corning, New York. We also own approximately 62% of our sales and administrative office square footage, 85% of our research and development square footage, 61% of our manufacturing square footage and 7% of our warehousing square footage.
Manufacturing, sales and administrative, research and development facilities and warehouse facilities have an aggregate floor space of approximately 55.6 million square feet. The following table presents the distribution of this total area:

(million square feet)	Total	Domestic	Foreign
Manufacturing	47.1	14.5	32.6
Sales and administrative	2.5	1.9	0.6
Research and development	2.1	1.9	0.2
Warehouse	3.9	2.8	1.1
Total	55.6	21.1	34.5
Total assets and capital expenditures by reportable segment are included in Note 18 (Reportable Segments) in the accompanying notes to the consolidated financial statements. Information concerning lease commitments is included in Note 8 (Leases) in the accompanying notes to the consolidated financial statements.
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
Environmental Litigation
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of December 31, 2025 and 2024, Corning had accrued approximately $89 million and $78 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.
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
As of December 31, 2025, there were approximately 10,000 registered holders of common stock and approximately 1,286,000 beneficial shareholders.
Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12.
Performance Graph
The following graph illustrates the cumulative total shareholder return over the last five years of Corning’s common stock compared with the cumulative total return of companies on the Standard & Poor’s (“S&P’s”) 500 Stock Index and the S&P Communications Equipment companies. This graph assumes the investment of $100 on December 31, 2020 and the reinvestment of all dividends since that date.

Comparison of Five-Year Cumulative Total Return Among
Corning Incorporated, S&P 500 and S&P Communications Equipment
(Fiscal Years Ended December 31)
Indexed to 100
Corning Incorporated
S&P 500
S&P Communication Equipment
300
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025

(b)Not applicable.
(c)The following table provides information about purchases of common stock during the fourth quarter of 2025:
Issuer Purchases of Equity Securities

Execution date	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
October 1-31, 2025	57,366	$84.66
November 1-30, 2025	75,140	$84.78	59,207
December 1-31, 2025	55,947	$87.33
Total	188,453	$85.50	59,207	$2,972,667,460
(1)This column reflects: (iii) 95,625 shares of common stock related to the vesting of employee restricted stock; (i) 31,455 shares of common stock related to the vesting of employee restricted stock units; (ii) 2,166 shares of common stock related to the vesting of employee performance stock units; and (v) the purchase of 59,207 shares of common stock under the 2019 Repurchase Program.
(2)Represents the stock price at the time of surrender and includes costs associated with the repurchase.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide a historical and prospective narrative on our financial condition and results of operations through the eyes of management and should be read in conjunction with our consolidated financial statements and the accompanying notes to those financial statements. The discussion and analysis of the 2024 to 2023 year-over-year changes are not included herein and can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our MD&A is organized as follows:
•Overview
•Results of Operations
•Segment Analysis
•Core Performance Measures
•Liquidity and Capital Resources
•Environment
•Critical Accounting Estimates
•New Accounting Standards
•Forward-Looking Statements
OVERVIEW
Corning is vital to progress – in the industries we help advance and in the world we share. With a 175-year track record of life-changing inventions, Corning applies its unparalleled expertise in glass science, ceramic science and optical physics, along with its deep manufacturing and engineering capabilities to develop category-defining products that transform industries and enhance people’s lives. Our materials science and manufacturing expertise, boundless curiosity and commitment to purposeful invention place us at the center of the way the world works, learns and lives. In addition, our sustained investment in research, development and engineering capabilities means we are always ready to solve the toughest challenges alongside our customers.
Our capabilities are versatile and synergistic, allowing Corning to evolve to meet changing market needs, while also helping customers capture new opportunities in dynamic industries. Today, Corning’s markets include optical communications, display, mobile consumer electronics, automotive, life sciences, semiconductors and solar. Corning’s industry-leading products include damage-resistant cover materials for mobile devices; precision glass for advanced displays; optical fiber, cable and connectivity solutions for advanced communications networks, such as fiber to the home and data centers, enabling artificial intelligence and connections around the world; trusted products to accelerate drug discovery and delivery; and clean-air technologies and technical glass for cars and trucks.

In the third quarter of 2023, we introduced our Springboard plan to grow sales and enhance our profitability base. We communicated a high-confidence plan to add $3 billion in incremental annualized core sales by the end of 2026 (as compared to our Springboard starting point), and in March 2025 we upgraded this high-confidence plan to $4 billion. We also set a core operating margin target of 20% by the end of 2026. The fourth quarter of 2025 marked the second anniversary of our Springboard plan, and we believe it has been a tremendous success to date. Since its launch, we have added significant annualized core sales and expanded our core operating margin, and as of the fourth quarter of 2025, we achieved both our growth and profitability targets a full year ahead of plan. Our achievement of both of these key milestones ahead of schedule serves as an example of how we have transformed the Company’s financial profile over the last two years. Overall, we believe we have established a firm foundation from which to launch future profitable growth. We see remarkable demand for our innovations and manufacturing capabilities, which we believe will lead to additional growth opportunities through 2026 and beyond. We therefore expect to increase both our capacity and technology capabilities as required to achieve our goals, while sharing risk appropriately to achieve the returns that underpin our Springboard plan.

2026 Corporate Outlook

For the first quarter of 2026, we expect core net sales in the range of approximately $4.2 billion to $4.3 billion.

RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Year ended December 31,		% change
	2025	2024	25 vs. 24

Net sales	$15,629	$13,118	19%

Cost of sales	$10,008	$8,842	13%

Gross margin	$5,621	$4,276	31%
Gross margin %	36%	33%

Selling, general and administrative expenses	$2,122	$1,931	10%
as a % of net sales	14%	15%

Research, development and engineering expenses	$1,110	$1,089	2%
as a % of net sales	7%	8%

Translated earnings contract gain, net	$150	$83	81%

Income before income taxes	$2,052	$813	*

Provision for income taxes	$310	$221	40%
Effective tax rate	15.1%	27.2%
*Not Meaningful
Net Sales
Net sales for the year ended December 31, 2025 increased by $2.5 billion, or 19%, when compared to the same period in 2024. The increase was primarily driven by an increase in sales for optical communications products of $1.6 billion, polycrystalline silicon products and solar module sales of $348 million, display products of $238 million, specialty material products of $194 million and automotive products of $73 million. Refer to the “Segment Analysis” section of our MD&A below for a discussion of net sales by segment.

In 2025 and 2024, sales in international markets accounted for 57% and 61% of total net sales, respectively.
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
Cost of sales increased by $1.2 billion, or 13%, when compared to the same period in 2024, primarily driven by the increase in net sales, as discussed above. Gross margin increased by $1.3 billion, or 31% and gross margin as a percentage of net sales increased by 3 percentage points when compared to 2024 driven by higher volume and the impact of actions taken by management to improve profitability, including raising prices, reducing costs and increasing productivity.

Selling, General and Administrative Expenses
The types of expenses included in selling, general and administrative expenses are: salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
Selling, general and administrative expenses increased by $191 million, or 10%, when compared to 2024 primarily due to the increase in net sales, as discussed above, and an increase in variable compensation and legal-related expenses and decreased as a percentage of net sales by 1 percentage point when compared to 2024.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased by $21 million, or 2%, and decreased as a percentage of net sales by 1 percentage point when compared to 2024.
Translated earnings contract gain, net
Included in translated earnings contract gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, and its impact on net income.
The following table provides detailed information on the impact of translated earnings contract gain, net (in millions):

	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
	2025		2024		2025 vs. 2024
Hedges related to translated earnings:
Realized gain, net (1) (2)	$4	$3	$194	$149	$(190)	$(146)
Unrealized gain (loss), net	146	111	(111)	(85)	257	196
Total translated earnings contract gain, net	$150	$114	$83	$64	$67	$50
(1)For the years ended December 31, 2025 and 2024, amount includes non-cash pre-tax realized losses of $295 million and $85 million, respectively, related to the premiums of expired option contracts.
(2)For the year ended December 31, 2025, amount excludes $5 million gain related to forward contracts designated as a net investment hedge, which was recorded in accumulated other comprehensive loss on the consolidated balance sheets and reflected within investing activities on the consolidated statements of cash flows.
The impact to income from realized activity for the year ended December 31, 2025 was primarily driven by realized gains from our Mexican peso and Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won and Chinese yuan-denominated hedges. The impact to income from realized activity for the year ended December 31, 2024 was primarily driven by realized gains from our Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won, Chinese yuan, New Taiwan dollar and Mexican peso-denominated hedges.
The impact to income from unrealized activity for the year ended December 31, 2025 was primarily driven by unrealized gains from our South Korean won, Japanese yen, Mexican peso-denominated hedges, partially offset by unrealized losses from our euro-denominated hedges. The impact to income from unrealized activity for the year ended December 31, 2024 was primarily driven by unrealized losses from our South Korean won, Japanese yen, New Taiwan dollar and Chinese yuan-denominated hedges, partially offset by unrealized gains from our euro-denominated hedges.
Income before income taxes
Income before income taxes increased $1.2 billion as compared to 2024, driven by an increase in operating income of $1.1 billion as a result of the increase in gross margin, as discussed above, partially offset by the increase in selling, general and administrative expenses, as discussed above.

Provision for Income Taxes
For the year ended December 31, 2025, the effective tax rate differed from the U.S. statutory rate of 21% primarily due to foreign tax credits, foreign derived intangible income, share-based compensation and nontaxable government incentives, partially offset by withholding taxes and changes in unrecognized tax benefits.

For the year ended December 31, 2024, the effective tax rate differed from the U.S. statutory rate of 21% primarily due to non-deductible items, including the release of cumulative translation losses and changes in tax reserves, partially offset by non-taxable items, tax credits generated, foreign derived intangible income and changes in valuation allowance assessments.
The effective tax rate for the year ended December 31, 2025 decreased compared to the year ended December 31, 2024 primarily due to the impact of changes in pretax earnings, foreign derived intangible income, release of cumulative translation losses and share-based compensation.

Refer to Note 15 (Income Taxes) in the accompanying notes to the consolidated financial statements for further details regarding income tax matters.
In December 2022, the European Union (“EU”) Member States formally adopted the EU Pillar Two Framework (“Pillar Two Framework”), which generally provides for a 15% global minimum effective tax rate, based on the Organization for Economic Cooperation and Development guidelines. Certain countries have enacted this tax law change, with an effective date starting January 1, 2024 and January 1, 2025, for certain aspects of the directive. The impact of the Pillar Two Framework is not material to our results of operations, financial position or cash flow as of and for the years ended December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax law changes, including the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act, modifications to the international tax framework and the reinstatement of favorable treatment for certain business tax provisions. These include 100% bonus depreciation, immediate expensing of domestic research and development costs and revised limitations on the deductibility of business interest expense. The provisions of the OBBBA are subject to multiple effective dates, with some effective beginning in 2025 and others phased in through 2027. The Company evaluated the provisions of the OBBBA and determined that they do not have a material impact on our effective tax rate in 2025.

The Internal Revenue Service (“IRS”) is currently conducting examinations of the Company’s U.S. federal income tax returns for the years 2015 through 2018 and 2019 through 2020, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If challenged, Corning believes that it is more likely than not to sustain its position relating to these matters. However, if the Company is ultimately unsuccessful in defending its position, the impact could be material to its consolidated financial statements.

SEGMENT ANALYSIS
Financial results for the reportable segments and Hemlock and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker in making internal operating decisions, which is more fully discussed within Note 18 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of our segment information to the corresponding amounts in our consolidated statements of income.
As of January 1, 2025, the Company began managing its Automotive Glass Solutions business together with its Environmental Technologies business, forming its Automotive segment, and its Display Technologies segment was renamed to “Display.”

The comparative period segment information presented below has been recast to reflect the above changes in segment reporting.

Segment net income may not be consistent with measures used by other companies.
The following table presents segment net sales by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Year ended December 31,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$6,274	$4,657	$1,617	35%
Display	3,697	3,872	(175)	(5%)
Specialty Materials	2,211	2,018	193	10%
Automotive	1,794	1,846	(52)	(3%)
Life Sciences	972	979	(7)	(1%)
Net sales of reportable segments	14,948	13,372	1,576	12%
Hemlock and Emerging Growth Businesses	1,460	1,097	363	33%
Net sales of reportable segments and Hemlock and Emerging Growth Businesses(1)	$16,408	$14,469	$1,939	13%
(1)Refer to Note 18 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.
Optical Communications
The increase in segment net sales was primarily due to continued growth in our Enterprise business driven by strong demand for our Generative AI products, and in our Carrier business, driven by demand for datacenter interconnect products and fiber-to-the-home products.

Display
The decrease in segment net sales was primarily due to the impact from resetting our core rate from 107 to 120 Japanese yen to USD as the comparative period results were not recast and are presented at the 107 Japanese yen to USD core rate.To offset the change in core rate and the weaker Japanese yen environment, we implemented pricing actions in the second half of 2024. The effects of the price increases on slightly higher volumes in 2025, compared to the prior period, substantially offset the impact of resetting the core rate.

Specialty Materials
The increase in segment net sales was primarily due to continued strong demand for premium glass for mobile devices and growth in our Gorilla Glass solutions business.

Automotive
The decrease in segment net sales was primarily due to softness in heavy-duty diesel market and unfavorable impacts of foreign exchange movements.

Life Sciences
Segment net sales remained consistent with the comparative period.

Hemlock and Emerging Growth Businesses
The increase was primarily driven by growth in polysilicon and solar module sales for the solar industry.

The following table presents segment net income by reportable segment and Hemlock and Emerging Growth Businesses (in millions):

	Year ended December 31,		$ change	% change
	2025	2024	25 vs. 24	25 vs. 24
Optical Communications	$1,048	$612	$436	71%
Display	993	1,006	(13)	(1%)
Specialty Materials	367	260	107	41%
Automotive	278	261	17	7%
Life Sciences	61	63	(2)	(3%)
Net income of reportable segments	2,747	2,202	545	25%
Hemlock and Emerging Growth Businesses	(26)	42	(68)	*
Net income of reportable segments and Hemlock and Emerging Growth Businesses (1)	$2,721	$2,244	$477	21%
* Not meaningful

(1)Refer to Note 18 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income was primarily driven by strong incremental profit on higher sales volume, as outlined above.

Display
The decrease in segment net income was primarily driven by the decrease in sales, as outlined above, partially offset by improved profitability which includes the impact of cost reductions.

Specialty Materials
The increase in segment net income was primarily driven by strong incremental profit on higher volumes.

Automotive
The increase in segment net income was primarily driven by improved performance within our automotive glass business, partially offset by decreased sales of our environmental technologies business, as outlined above.

Life Sciences
Segment net income remained consistent with the comparative period.

Hemlock and Emerging Growth Businesses
The decrease in segment net income was primarily driven by temporarily higher costs to ramp up capacity to produce more polysilicon, solar wafers and solar modules.

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

Results of Operations – Core Performance Measures
The following table presents selected highlights from our operations, excluding certain items, (in millions, except per share amounts):

	Year ended December 31,		% change
	2025	2024	25 vs. 24
Core net sales	$16,408	$14,469	13%
Core net income	$2,199	$1,699	29%
Core earnings per share	$2.52	$1.96	29%
Core Net Sales
For the year ended December 31, 2025, we generated core net sales of $16.4 billion compared to core net sales for the year ended December 31, 2024 of $14.5 billion. The increase in core net sales of $1.9 billion was primarily driven by higher reportable segment net sales in Optical Communications of $1.6 billion, Hemlock and Emerging Growth Businesses of $363 million and Specialty Materials of $193 million, partially offset by a decrease in net sales in Display of $175 million. Net sales of reportable segments and Hemlock and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Net Income
For the year ended December 31, 2025, we generated core net income of $2.2 billion, or $2.52 per share, compared to core net income generated for the year ended December 31, 2024 of $1.7 billion, or $1.96 per share. The increase in core net income of $500 million was driven by higher reportable segment net income in Optical Communications of $436 million and Specialty Materials of $107 million, partially offset by a decrease from Hemlock and Emerging Growth Businesses of $68 million. Net income of reportable segments and Hemlock and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share
Core earnings per share increased for the year ended December 31, 2025 to $2.52 per share, as a result of the increase in core net income, as outlined above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Year ended December 31,
	2025	2024
Core net income	$2,199	$1,699

Weighted-average common shares outstanding - basic	855	853
Effect of dilutive securities:
Stock options and other awards	16	16
Weighted-average common shares outstanding - diluted	871	869
Core earnings per share	$2.52	$1.96

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
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Year ended December 31, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$15,629	$2,052	$1,596	15.1%	$1.83
Constant-currency adjustment (1)	779	665	526		0.60
Translation loss on foreign denominated debt, net (2)		52	40		0.05
Translated earnings contract gain, net (3)		(150)	(114)		(0.13)
Acquisition-related costs (4)		104	75		0.09
Discrete tax items and other tax-related adjustments (5)			(78)		(0.09)
Restructuring, impairment and other charges and credits (6)		49	42		0.05
Litigation, regulatory and other legal matters (7)		63	59		0.07
Pension mark-to-market adjustment (8)		33	26		0.03
Loss on investments (9)		7	7		0.01
Loss on sale of assets (10)		5	4		0.00
Loss on sale of business (11)		11	7		0.01
Equity in losses of affiliated companies (12)		12	9		0.01
Core performance measures	$16,408	$2,903	$2,199	19.1%	$2.52
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and core excludes net income attributable to non-controlling interest of approximately $146 million and $150 million, respectively.

	Year ended December 31, 2024
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$13,118	$813	$506	27.2%	$0.58
Constant-currency adjustment (1)	1,309	989	773		0.89
Translation gain on foreign denominated debt, net (2)		(104)	(80)		(0.09)
Translated earnings contract gain, net (3)		(83)	(64)		(0.07)
Acquisition-related costs (4)		128	92		0.11
Discrete tax items and other tax-related adjustments (5)			21		0.02
Restructuring, impairment and other charges and credits (6)	42	407	374		0.43
Litigation, regulatory and other legal matters (7)		12	9		0.01
Pension mark-to-market adjustment (8)		3	2		0.00
Loss on investments (9)		23	22		0.03
Loss on sale of assets (10)		27	20		0.02
Loss on sale of business (11)		31	24		0.03
Core performance measures	$14,469	$2,246	$1,699	20.3%	$1.96
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
Items Adjusted from GAAP Measures
Items adjusted from GAAP measures to arrive at core performance measures are as follows:
(1)Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Optical Communications, Display, Specialty Materials, Automotive and Life Sciences segments for the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts. For the years ended December 31, 2025 and 2024, the constant-currency adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

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

(4)Acquisition-related costs: Amount reflects intangible amortization, inventory valuation adjustments, contingent consideration adjustments and external acquisition-related deal costs, as well as other transaction related costs.
(5)Discrete tax items and other tax-related adjustments: Amount reflects certain discrete period tax items such as changes in tax law, the impact of tax audits, changes in tax reserves, changes in deferred tax asset valuation allowances and stock compensation windfall or shortfall, as well as other tax-related adjustments.
(6)Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, including severance, accelerated depreciation, asset write-offs and facility repairs resulting from power outages, and the recognition of cumulative foreign currency translation adjustments upon the substantial liquidation or disposition of a foreign entity, which are not related to ongoing operations. For the year ended December 31, 2024, amount includes $131 million of non-cash cumulative foreign currency translation losses required to be recognized upon the substantial liquidation or disposition of foreign entities, which was recorded in other (expense) income, net on the consolidated statements of income. Amount also includes $49 million of non-cash charges in one of our Emerging Growth Businesses relating to a customer that recently entered into a multi-jurisdictional restructuring effort including insolvency filings in certain countries. These charges primarily relate to the full write-down of upfront payments made to the customer, which were determined to be nonrecoverable, and recorded as a charge to net sales on the consolidated statements of income. Other charges recorded during 2024 related to asset write-offs associated with the exit of certain facilities and product lines.
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
(10)Loss on sale of assets: Amount represents the loss recognized for the sale of assets, recorded in cost of sales, on the consolidated statements of income.
(11)Loss on sale of business: Amount reflects the loss recognized for the sale of a business, recorded in other (expense) income, net on the consolidated statements of income, and includes $14 million for the year ended December 31, 2024 of non-cash cumulative foreign currency translation losses related to the disposition of a foreign entity.
(12)Equity in losses of affiliated companies: Amount reflects costs not related to continuing operations of affiliated companies, such as restructuring, impairment losses, inventory adjustments, other charges and credits.

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
Our major sources of funding for 2026 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations and meet our obligations for the foreseeable future. Such obligations may include requirements for acquisitions, capital expenditures, debt repayments, dividend payments and share repurchases. We will continue to generate cash from operations and maintain access to our revolving credit facilities and commercial paper programs as discussed in more detail below.
Key Balance Sheet Data
We fund our working capital with cash from operations and, periodically, short-term and long-term borrowings. In addition, from time to time, we receive upfront cash from customers relating to long-term supply agreements, as well as cash incentives or tax credits from government entities primarily for capital expansion projects or for production related operating expenses.
The following table presents balance sheet and working capital measures (in millions):

	December 31,
	2025	2024
Working capital	$3,308	$3,073
Current ratio	1.6:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$2,779	$2,053
Days sales outstanding	60	53
Inventories	$3,077	$2,724
Inventory turns	3.3	3.2
Days payable outstanding (1)	63	54
Long-term debt	$7,630	$6,885
Total debt	$8,434	$7,211
Total debt to total capital	41%	39%
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
We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities on the consolidated statements of cash flows. During the years ended December 31, 2025 and 2024, we accelerated the collection of $1.1 billion and $1.2 billion, respectively, in accounts receivable. Related servicing fees for the period were not material.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Year ended December 31,
	2025	2024
Net cash provided by operating activities	$2,695	$1,939
Net cash used in investing activities	$(1,243)	$(744)
Net cash used in financing activities	$(1,672)	$(1,164)
Net cash provided by operating activities increased by $756 million for the year ended December 31, 2025, when compared to the same period in the prior year, primarily driven by the increase in net income and upfront cash payments from customers relating to long-term sales agreements and cash received under government incentive programs, partially offset by changes in working capital and incremental pension contributions.
Net cash used in investing activities increased by $499 million for the year ended December 31, 2025, when compared to the same period last year, primarily driven by higher capital expenditures of $317 million and higher investments in unconsolidated entities of $127 million.
Net cash used in financing activities increased by $508 million for the year ended December 31, 2025, when compared to the same period last year, primarily driven by an increase in payments on finance leases of $316 million, less proceeds from cross currency swap contracts of $110 million and payment of acquisition related debt of $75 million.
Sources of Liquidity
We generate strong ongoing cash flows from operations, which is our principal source of liquidity. During the years ended December 31, 2025 and 2024, cash flows provided by operating activities were $2.7 billion and $1.9 billion, respectively.
As of December 31, 2025, our cash and cash equivalents and available credit capacity included (in millions):

December 31, 2025
Cash and cash equivalents	$1,526

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Cash and Cash Equivalents
We ended 2025 with $1.5 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of December 31, 2025, approximately 61% of the consolidated cash and cash equivalents were held outside of the U.S.
During the year ended December 31, 2025, the Company distributed $896 million from foreign subsidiaries to their respective U.S. parent companies. As of December 31, 2025, Corning had approximately $1.9 billion of indefinitely reinvested foreign earnings. If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay withholding taxes. We do not foresee a need to repatriate any earnings for which we asserted permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested.
Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of December 31, 2025, we did not have any commercial paper outstanding.
We have a revolving credit facility available to support obligations under the commercial paper program and for general corporate purposes, if needed.

On July 28, 2025, the Company entered into an agreement for a new revolving credit facility (the “Revolving Credit Facility”), which replaced the Companys $1.5 billion revolving credit facility agreement dated June 6, 2022. The Revolving Credit Facility provides a committed $1.5 billion in unsecured multi-currency line of credit and expires July 28, 2030. As of December 31, 2025, there were no outstanding amounts under the Revolving Credit Facility.
The agreement governing the Revolving Credit Facility includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. As of December 31, 2025, we were in compliance with all such covenants. The required leverage ratio is a maximum of 60%. As of December 31, 2025, our leverage using this measure was approximately 41%.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of December 31, 2025, we were in compliance with all such provisions.
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

Customer Deposits, Deferred Revenue and Government Incentives
We receive cash deposits or consideration, generally non-refundable, from customers under long-term supply agreements. In addition, we receive government incentives, typically in the form of cash incentives or tax credits primarily for capital expansion projects or for production related operating expenses.
Refer to Note 1 (Summary of Significant Accounting Policies) and Note 4 (Revenue) in the accompanying notes to the consolidated financial statements for additional information.
Uses of Cash
Share Repurchase Agreement

Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of December 31, 2025, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.

Refer to Note 16 (Shareholders’ Equity) in the accompanying notes to the consolidated financial statements for additional information.

Share Repurchases
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”).
As of December 31, 2025, approximately $3.0 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
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

Capital Expenditures
Capital expenditures were $1.3 billion, $1.0 billion and $1.4 billion during the years ended December 31, 2025, 2024 and 2023, respectively. We expect our 2026 capital expenditures to be approximately $1.7 billion.
Current Maturities of Short and Long-Term Debt
As of December 31, 2025, the maturity schedule of our existing long-term debt, inclusive of finance leases, does not require significant cash outflows, with approximately $2.1 billion due over the next five years, of which $804 million is due in less than one year.
Refer to Note 10 (Debt) in the accompanying notes to the consolidated financial statements for additional information.

Defined Benefit Pension Plans
Our global pension plans, including our unfunded and non-qualified plans, were 85% funded as of December 31, 2025. Our largest single pension plan is our U.S. qualified plan, which accounted for 77% of our consolidated defined benefit pension plans’ projected benefit obligation, was 97% funded as of December 31, 2025.
The funded status of our pension plans is dependent upon multiple factors including actuarial assumptions, interest rates at year-end, prior investment returns and contributions made to the plans. During the year ended December 31, 2025, Corning made $50 million of voluntary contributions to our domestic defined benefit pension plan and $18 million of cash contributions to our international pension plans. In 2026, the Company anticipates making voluntary cash contributions of $40 million to our domestic defined benefit pension plan and $12 million to the international pension plans.
Refer to Note 11 (Employee Retirement Plans) in the accompanying notes to the consolidated financial statements for additional information.
Commitments, Contingencies and Guarantees
A summary of our contractual obligations and other commercial commitments, including details of our commitments related to executed leases that have not yet commenced, as of December 31, 2025 are included within Note 12 (Commitments, Contingencies and Guarantees) and Note 8 (Leases) in the accompanying notes to the consolidated financial statements.

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
Manufacturing equipment includes certain components of production equipment that are constructed of precious metals, primarily platinum and rhodium. These metals are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in our manufacturing process over a very long useful life. The physical loss of precious metals in the manufacturing and reclamation process is treated as depletion and these losses are accounted for as a period expense based on actual units lost. Precious metals are reviewed for impairment as part of our assessment of long-lived assets. This review considers all our precious metals that are either in place in the production process; in reclamation, fabrication, or refinement in anticipation of re-use; or awaiting use to support increased capacity. Precious metals are only acquired to support our operations and are not held for trading purposes.
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
Derivatives may include foreign exchange forward contracts and foreign exchange option contracts that are measured using observable quoted prices for similar assets and liabilities. Included in our foreign exchange forward contracts and foreign exchange option contracts are foreign currency hedges that hedge our cash flow, translation and net investments in foreign subsidiaries exposure resulting from movements in the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso, and euro. In arriving at the fair value of our derivative assets and liabilities, we have considered the appropriate valuation and risk criteria, including such factors as credit risk of the relevant party to the transaction. Amounts related to credit risk are not material.
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

The following table presents our actual and expected return (loss) on assets, as well as the corresponding percentages (in millions, except percentages):

	December 31,
	2025	2024	2023
Actual return on plan assets – Domestic plans	$282	$303	$281
Expected return on plan assets – Domestic plans	184	179	176
Actual return (loss) on plan assets – International plans	14	(6)	10
Expected return on plan assets – International plans	17	16	13

Weighted-average actual and expected return (loss) on assets:
Actual return on plan assets – Domestic plans	10.65%	11.74%	10.94%
Expected return on plan assets – Domestic plans	6.75%	6.75%	6.75%
Actual return (loss) on plan assets – International plans	3.68%	(1.19%)	2.54%
Expected return on plan assets – International plans	4.90%	4.34%	3.85%
As of December 31, 2025, the Projected Benefit Obligation (“PBO”) for U.S. pension plans was $3.4 billion.
The following table presents the estimated increases (decreases) in future ongoing pension expense and projected benefit obligation assuming a 25 basis point change in the key assumptions for our U.S. pension plans (in millions):

	Change in ongoing pension expense	Change in projected benefit obligation
25 basis point decrease in each spot rate	$(1)	$78
25 basis point increase in each spot rate	$1	$(75)
25 basis point decrease in expected return on assets	$7
25 basis point increase in expected return on assets	$(7)
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
The following table presents the estimated increases (decreases) in future ongoing pension expense and the Accumulated Postretirement Benefit obligation (“APBO”) assuming a 25 basis point change in the key assumptions for our U.S. OPEB plans (in millions):

	Change in ongoing OPEB expense	Change in APBO
25 basis point decrease in each spot rate	$1	$8
25 basis point increase in each spot rate	$(1)	$(7)
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
Our most significant foreign currency exposure relates to the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro. We seek to mitigate the impact of exchange rate movements in our consolidated financial statements by using over-the-counter (“OTC”) derivative instruments including foreign exchange forward and option contracts. In general, these hedges expire coincident with the timing of the underlying foreign currency commitments and transactions.
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
Our cash flow and net investment hedging activities utilize OTC foreign exchange forward contracts to reduce the risk that movements in exchange rates will adversely affect the net cash flows associated with purchases from foreign suppliers and investments in foreign subsidiaries with non-USD functional currencies. We also use OTC foreign exchange forward and option contracts that are not designated as hedged instruments. These contracts are used to offset economic currency risks. The undesignated hedges limit exposure to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies. A significant portion of our non-U.S. revenue is denominated in Japanese yen. When this revenue is translated back to U.S. dollars, we are exposed to foreign exchange rate movements in the Japanese yen. To protect translated earnings against movements in the Japanese yen, we have entered into a series of option contracts and average rate forwards. Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the U.S. dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time on the consolidated statements of income. In 2025 and 2024, to economically lock in unrealized foreign exchange gains, the Company entered into the cross currency swap contracts relating to a portion of the Company’s Japanese yen-denominated debt.
We performed a sensitivity analysis to assess the market risk associated with foreign currency exposure. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. As of December 31, 2025, with respect to open foreign exchange forward, option and cross currency swap contracts and foreign denominated debt with values exposed to exchange rate movements, a 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $1.0 billion. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $0.4 billion as of December 31, 2025. Management expects that these hypothetical losses from a 10% adverse movement in quoted foreign currency exchange rates on the derivative financial instruments should largely offset gains on the assets, liabilities and future transactions being hedged.

Item 8. Financial Statements and Supplementary Data
The response to this Item 8 is included in our audited consolidated financial statements and notes to consolidated financial statements, which are contained in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive and principal financial officers, after evaluating the effectiveness of disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, Corning’s disclosure controls and procedures were effective.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
During the three months ended December 31, 2025, none of our executive officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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
Corning’s Board of Directors
Ami Badani Chief Marketing Officer, ARM Holdings plc
Ms. Badani is recognized for her leadership at the intersection of AI, semiconductors, go-to-market strategy, and business transformation. As chief marketing officer of Arm, she leads global marketing efforts for one of the world’s premier semiconductor and AI technology companies, accelerating innovation across mobile, data center, automotive and other key emerging sectors. From 2020 to 2023, Ms. Badani was vice president of products and developer marketing at NVIDIA, where she played an instrumental role in expanding and scaling the company’s data center portfolio into one of its most strategic growth engines. Ms. Badani began her career in investment banking and asset management at Goldman Sachs and JPMorgan, where she developed a strong foundation in financial strategy, capital markets and investor relations. Ms. Badani joined Corning’s Board in 2025. Age 47.

Leslie A. Brun Chairman and Chief Executive Officer, Sarr Group LLC
Mr. Brun is chairman and chief executive officer of Sarr Group, LLC, co-founder, chairman and chief executive officer of Ariel Alternatives, LLC, senior advisor of G100, Council Advisors, World 50 and a member of the Council on Foreign Relations. He was also the founder of Hamilton Lane, where he served as chief executive officer and chairman from 1991 until 2005. In addition, Mr. Brun served as a managing director and co-founder of the investment banking group of Fidelity Bank and as a past vice president in the corporate finance division of E.F. Hutton & Co. Mr. Brun joined Corning’s Board in 2018. Age 73.

Stephanie A. Burns Retired Chairman and Chief Executive Officer, Dow Corning Corporation
Lead Independent Director
Dr. Burns has nearly 40 years of global innovation and business leadership experience. Dr. Burns joined Dow Corning in 1983 as a researcher and specialist in organosilicon chemistry. In 1994, she became the company’s first director of women’s health. She was elected to the Dow Corning Board of Directors in 2001 and elected as president in 2003. She served as chief executive officer from 2004 until May 2011 and served as chair from 2006 until her retirement in December 2011. Dr. Burns joined Corning’s Board in 2012. Age 70.
Pamela J. Craig Retired Chief Financial Officer, Accenture plc
From 2006 through 2013, Ms. Craig served as chief financial officer of Accenture plc., a global management consulting, technology services and outsourcing company, following many other leadership roles in line management, consulting and operations during her 34 years with the company. She is also actively involved in charitable organizations focused on education and on the advancement of women in business, including The Women’s Forum of New York, New York University Stern School of Business, Junior Achievement of New Jersey and is a member of the Board of Trustees of Smith College. Ms. Craig joined Corning’s Board in 2021. Age 68.
Robert F. Cummings, Jr. Retired Vice Chairman of Investment Banking, JPMorgan Chase & Co.
Mr. Cummings retired as vice chairman of Investment Banking at JPMorgan Chase & Co. in 2016. He had served in that role since 2010, advising on client opportunities across sectors and industry groups. Mr. Cummings began his business career in the investment banking division of Goldman, Sachs & Co. in 1973 and was a partner of that firm from 1986 to 1998. He served as an advisory director at Goldman Sachs until 2002. Mr. Cummings joined Corning’s Board in 2006. Age 76.
Roger W. Ferguson, Jr. Steven A. Tananbaum Distinguished Fellow for International Economics, Council on Foreign Relations
Mr. Ferguson is the Steven A. Tananbaum Distinguished Fellow for International Economics at the Council on Foreign Relations. He is also a partner and the Chief Investment Officer of Red Cell Partners, an incubation and venture capital enterprise focused on the health care and defense sectors. He is the past President and Chief Executive Officer of TIAA, a position he held from 2008 to 2021. He is also the former Vice Chairman of the Board of Governors of the U.S. Federal Reserve System. Prior to joining TIAA in April 2008, Mr. Ferguson was head of financial services for Swiss Re and Chairman of Swiss Re America Holding Corporation. From 1984 to 1997, he was an Associate and Partner at McKinsey & Company. He began his career as an attorney at the New York City office of Davis Polk & Wardwell. Mr. Ferguson joined Corning’s Board in 2021. Age 74.

Thomas D. French Senior Partner Emeritus, McKinsey & Company, Inc.
Mr. French retired as a Senior Partner of McKinsey & Company in December 2019, and currently is Senior Partner Emeritus. Over the course of his 33-year career in consulting, he served leading technology-driven industrial companies on strategy, marketing, corporate governance and organization design. He led the firm’s Global Marketing and Sales Practice for five years, the Americas Practice for seven years and served on multiple firm governance committees. He is a trustee of several non-profit organizations. Mr. French joined Corning’s Board in 2023. Age 66.
Daniel P. Huttenlocher Dean, MIT Stephen A. Schwarzman College of Computing
Dr. Huttenlocher is the inaugural Dean of the MIT Schwarzman College of Computing. Prior to joining MIT, Dr. Huttenlocher served as dean and vice provost of Cornell Tech from 2012 to 2019 and worked for Cornell University from 1988 to 2012 in various positions. Before Cornell, Dr. Huttenlocher worked at Xerox Palo Alto Research Center and was Chief Technology Officer at Intelligent Markets, Inc. He has also served as the Chair of the John D. and Catherine T. MacArthur Foundation, an independent foundation that makes grants and impact investments to support non-profit organizations addressing global social challenges. Dr. Huttenlocher holds a Ph.D. in computer science and a Master of Science degree in Electrical Engineering, both from the Massachusetts Institute of Technology. Dr. Huttenlocher joined Corning’s Board in 2015. Age 67.
Kevin J. Martin Vice President, Public Policy, Meta Platforms, Inc.
Mr. Martin is Vice President, Public Policy at Meta Platforms, Inc. Prior to joining Meta, he was a partner and co-chair of the telecommunications practice at Squire Patton Boggs, an international law firm from 2009 to 2015. From March 2005 to January 2009, he was chairman of the Federal Communications Commission (FCC). Mr. Martin has two decades’ experience as a lawyer and policymaker in the telecommunications field. Before joining the FCC as a commissioner in 2001, Mr. Martin was a special assistant to the president for Economic Policy and served on the staff of the National Economic Council, focusing on commerce and technology policy issues. He served as the official U.S. government representative to the G-8’s Digital Opportunity Task Force. Mr. Martin joined Corning’s Board in 2013. Age 59.
Wendell P. Weeks Chairman and Chief Executive Officer & President
Mr. Weeks has served as the Chief Executive Officer of Corning Incorporated since April 2005 and Chairman of the Board of Directors since April 2007. He has held a variety of financial, commercial, business development and general management positions across Corning’s businesses and technologies since he joined the company in 1983. He has earned 44 U.S. patents. Mr. Weeks joined Corning’s Board in 2000. Age 66.
Code of Ethics

Our Board of Directors adopted the Code of Ethics (“Code”) for the Chief Executive Officer and Financial Executives. This Code has been in existence for more than ten years. The Code applies to our Chief Executive Officer, Chief Financial Officer, Controller and other financial executives. During 2025, no amendments to or waivers of the provisions of the Code were made with respect to any of our directors or executive officers. A copy of the Code of Ethics is available on our website at https://www.corning.com/worldwide/en/about-us/investor-relations/codes-of-conduct-ethics.html. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Corporate Secretary, Corning Incorporated, One Riverfront Plaza, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

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
Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	2,528,761	$24.07	17,028,387
Equity compensation plans not approved by security holders
Total	2,528,761	$24.07	17,028,387
(1)Excludes 2.5 million of securities to be issued upon exercise of outstanding options, warrants and rights.
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

PART IV
Item 15. Exhibits
(a)Documents filed as part of this report:

1. Financial statements	Page
See separate index to financial statements	56
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
4.3
Shareholder Agreement, dated as of October 22, 2013, by and between Samsung Display Co., Ltd. and Corning Incorporated (Incorporated by reference to Exhibit 10.66 to Corning’s Form 10-K filed on February 10, 2014, as amended by its Form 10-K/A filed on March 21, 2014 and further amended by the First Amendment to Shareholder Agreement, dated April 5, 2021, incorporated by reference to Exhibit 10.2 to Corning’s Form 8-K filed on April 5, 2021).

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

10.20	Form of Corning Incorporated Performance Share Unit Agreement, effective January 1, 2020 (Incorporated by reference to Exhibit 10.80 of Corning’s Form 10-K filed February 14, 2020).
10.21	Share Repurchase Agreement, dated April 5, 2021, between Samsung Display Co., Ltd. and Corning Incorporated (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed on April 5, 2021).
10.22	Corning Incorporated Executive Supplemental Pension Plan as Amended and Restated, effective January 1, 2023 (Incorporated by reference to Exhibit 10.41 to Corning’s Form 10-K filed February 13, 2023).
10.23	Corning Incorporated Executive Supplemental Pension Plan as Amended, effective January 1, 2026.
10.24	Corning Incorporated Supplemental Pension Plan as Amended and Restated, effective January 1, 2023 (Incorporated by reference to Exhibit 10.42 to Corning’s Form 10-K filed February 13, 2023).

10.25	Corning Incorporated Supplemental Pension Plan as Amended, effective January 1, 2026.
10.26
Corning Incorporated Deferred Compensation Plan for Non-Employee Directors as Amended and Restated, effective December 6, 2023 (Incorporated by reference to Exhibit 10.27 to Corning’s Form 10-K filed February 12, 2024).

10.27	Corning Incorporated Supplemental Investment Plan as Amended and Restated, effective January 1, 2024 (Incorporated by reference to Exhibit 10.28 to Corning’s Form 10-K filed February 12, 2024).
10.28	Corning Incorporated Supplemental Investment Plan as Amended, effective January 1, 2026.
10.29
Transaction Agreement dated as of March 12, 2024 by and among Solar Technology LLC, as Lessee and as Construction Agent; BA Leasing BSC, LLC as Lessor; Bank of America, N.A., not in its individual capacity, except as expressly stated therein, but solely as Administrative Agent; and Persons Named on Schedule II thereto, as Participant Interest Parties (Incorporated by reference to Exhibit 10.1 to Corning’s Form 8-K filed March 15, 2024).

10.30
Construction Agency Agreement dated as of March 12, 2024 between BA Leasing BSC, LLC as Lessor and Solar Technology LLC as Construction Agent (Incorporated by reference to Exhibit 10.2 to Corning’s Form 8-K filed March 15, 2024).

10.31
Lease, Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 12, 2024, between Solar Technology LLC as Lessee and BA Leasing BSC, LLC as Lessor (Incorporated by reference to Exhibit 10.3 to Corning’s Form 8-K filed March 15, 2024).

10.32	Guaranty from Corning Incorporated dated March 12, 2024 (Incorporated by reference to Exhibit 10.4 to Corning’s Form 8-K filed March 15, 2024).
10.33
Omnibus Amendment and Consent Agreement, dated as of December 19, 2025, by and among, Solar Technology LLC as Lessee and Construction Agent, Corning Incorporated, BA Leasing BSC LLC as Lessor, Bank of America, N.A., not in its individual capacity, but solely as Administrative Agent, and Persons listed on the signature pages thereto, as Participant Interest Parties.

14
Corning Incorporated Code of Ethics for Chief Executive Officer and Financial Executives, and Code of Conduct for Directors and Executive Officers (Incorporated by reference to Appendix I of Corning Proxy Statement, Definitive 14A filed March 13, 2012 for April 26, 2012 Annual Meeting of Shareholders).

19	Corning Incorporated Insider Trading Policy, effective February 1, 2023 (Incorporated by reference to Exhibit 19 to Corning’s Form 10-K filed February 12, 2024).
21	Subsidiaries of the Registrant at December 31, 2025.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
31.1	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Corning Incorporated Clawback Policy, effective December 1, 2023 (Incorporated by reference to Exhibit 97 to Corning’s Form 10-K filed February 12, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

Date: February 12, 2026	By:	/s/ Wendell P. Weeks
Wendell P. Weeks
Chairman of the Board of Directors,
Chief Executive Officer & President
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated and on the 12th day of February, 2026.

Signature	Capacity

/s/ Wendell P. Weeks	Chairman of the Board of Directors, Chief Executive Officer & President
Wendell P. Weeks	(Principal Executive Officer)

/s/ Edward A. Schlesinger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Edward A. Schlesinger

/s/ Stefan Becker	Senior Vice President and Corporate Controller (Principal Accounting Officer)
Stefan Becker

/s/ Ami Badani	Director
Ami Badani

/s/ Leslie A. Brun	Director
Leslie A. Brun

/s/ Stephanie A. Burns	Director
Stephanie A. Burns

/s/ Pamela J. Craig	Director
Pamela J. Craig

/s/ Robert F. Cummings, Jr.	Director
Robert F. Cummings, Jr.

Signature	Capacity

/s/ Roger W. Ferguson Jr.	Director
Roger W. Ferguson Jr.

/s/ Thomas D. French	Director
Thomas D. French

/s/Daniel P. Huttenlocher	Director
Daniel P. Huttenlocher

/s/ Kevin J. Martin	Director
Kevin J. Martin

Corning Incorporated
2025 Annual Report

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Corning Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Corning Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Receivable for South Korean Tax Disputes
As described in Notes 1 and 15 to the consolidated financial statements, in evaluating the tax benefits associated with the Company’s various tax filing positions, management records a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the asset or liability for unrecognized tax benefits in the period in which the Company files the return containing the tax position or when new information becomes available. The Company is currently appealing certain South Korean tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. As a result, the Company recorded a non-current receivable of $248 million as of December 31, 2025.
The principal considerations for our determination that performing procedures relating to the receivable for the South Korean tax disputes is a critical audit matter are (i) the significant judgment by management when determining the receivable for the South Korean tax disputes and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s identification of new or changes in information impacting the measurement of the receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification of new or changes in information impacting the measurement of the receivable for the South Korean tax disputes. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data used in the calculation of the receivable for the South Korean tax disputes; (ii) testing the measurement of the receivable for the South Korean tax disputes by recalculating the receivable; and (iii) assessing management’s identification of new or changes in information impacting the measurement of the receivable and evaluating the possible outcome for the tax benefit.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2026
We have served as the Company’s auditor since 1944.

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies

	Year ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Net sales	$15,629	$13,118	$12,588
Cost of sales	10,008	8,842	8,657

Gross margin	5,621	4,276	3,931

Operating expenses:
Selling, general and administrative expenses	2,122	1,931	1,843
Research, development and engineering expenses	1,110	1,089	1,076
Amortization of purchased intangibles	110	121	122

Operating income	2,279	1,135	890

Interest income	38	47	38
Interest expense	(336)	(329)	(329)
Translated earnings contract gain, net (Note 13)	150	83	161
Other (expense) income, net	(79)	(123)	56

Income before income taxes	2,052	813	816
Provision for income taxes (Note 15)	(310)	(221)	(168)

Net income	1,742	592	648

Net income attributable to non-controlling interest	(146)	(86)	(67)

Net income attributable to Corning Incorporated	$1,596	$506	$581

Earnings per common share available to common shareholders:
Basic (Note 17)	$1.87	$0.59	$0.69
Diluted (Note 17)	$1.83	$0.58	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies

	Year ended December 31,
(in millions)	2025	2024	2023
Net income	$1,742	$592	$648

Foreign currency translation adjustments and other (Note 16)	383	(588)	(230)
Unamortized (losses) gains and prior service (costs) credits for postretirement benefit plans	(49)	184	(24)
Realized and unrealized gains (losses) on derivatives	104	(91)	36
Other comprehensive income (loss), net of tax	438	(495)	(218)

Comprehensive income	2,180	97	430

Comprehensive income attributable to non-controlling interest	(146)	(86)	(67)

Comprehensive income attributable to Corning Incorporated	$2,034	$11	$363
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies

	December 31,
(in millions, except share and per share amounts)	2025	2024

Assets

Current assets:
Cash and cash equivalents	$1,526	$1,768
Trade accounts receivable, net of doubtful accounts - $27 and $33	2,779	2,053
Inventories (Note 5)	3,077	2,724
Other current assets (Note 9)	1,554	1,447
Total current assets	8,936	7,992

Property, plant and equipment, net of accumulated depreciation - $15,229 and $14,492 (Note 6)	14,825	13,359
Goodwill (Note 7)	2,489	2,363
Other intangible assets, net (Note 7)	657	752
Deferred income taxes (Note 15)	1,515	1,130
Other assets (Note 9)	2,554	2,139

Total Assets	$30,976	$27,735

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 10)	$804	$326
Accounts payable	1,979	1,472
Other accrued liabilities (Notes 9 and 12)	2,845	3,121
Total current liabilities	5,628	4,919

Long-term debt (Note 10)	7,630	6,885
Postretirement benefits other than pensions (Note 11)	314	336
Other liabilities (Notes 9 and 12)	5,097	4,525
Total liabilities	18,669	16,665

Commitments and contingencies (Note 12)
Shareholders’ equity: (Note 16)
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.8 billion and 1.8 billion	924	921
Additional paid-in capital – common stock	17,580	17,264
Retained earnings	16,551	15,926
Treasury stock, at cost; Shares held: 992 million and 987 million	(21,143)	(20,882)
Accumulated other comprehensive loss	(2,105)	(2,543)
Total Corning Incorporated shareholders’ equity	11,807	10,686
Non-controlling interest	500	384
Total equity	12,307	11,070

Total Liabilities and Equity	$30,976	$27,735
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies

	Year ended December 31,
(in millions)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$1,742	$592	$648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,237	1,229	1,247
Amortization of purchased intangibles	110	121	122
Loss on disposal of assets, net	27	143	155
Share-based compensation expense	286	273	218
Translation loss (gain) on foreign denominated debt, net	52	(104)	(100)
Deferred tax benefit	(355)	(33)	(75)
Translated earnings contract gain, net	(150)	(83)	(161)
Pension contributions	(68)	(9)	(25)
Release of cumulative translation losses		145
Tax deposit refund			99
Changes in assets and liabilities:
Trade accounts receivable	(749)	(717)	50
Inventories	(243)	(171)	157
Other current assets	(262)	(107)	(80)
Accounts payable and other current liabilities	584	470	(173)
Customer deposits and government incentives	268	(6)	(42)
Deferred income	(58)	(27)	(5)
Other, net	274	223	(30)
Net cash provided by operating activities	2,695	1,939	2,005

Cash Flows from Investing Activities:
Capital expenditures	(1,282)	(965)	(1,390)
Proceeds from sale of equipment to related party			67
Investments in unconsolidated entities	(134)	(7)	(17)
Proceeds from sale of assets	11	80	22
Realized gains on translated earnings contracts and other	304	279	326
Premiums paid on hedging contracts	(122)	(98)	(9)
Other, net	(20)	(33)	1
Net cash used in investing activities	(1,243)	(744)	(1,000)

Cash Flows from Financing Activities:
Repayments of debt	(298)	(267)	(284)
Proceeds from issuance of debt	294	153	82
Proceeds from issuance of euro bonds			918
Repayment of acquisition related debt	(75)
Proceeds from cross currency swap	24	134
Principal payments on finance leases	(346)	(30)	(36)
Payment for redemption of preferred stock			(507)
Payments of employee withholding tax on stock awards	(98)	(81)	(106)
Proceeds from exercise of stock options	41	76	42
Purchases of common stock for treasury	(163)	(165)
Dividends paid	(999)	(986)	(989)
Other, net	(52)	2	(3)
Net cash used in financing activities	(1,672)	(1,164)	(883)
Effect of exchange rates on cash	18	(42)	(14)
Net (decrease) increase in cash and cash equivalents and restricted cash	(202)	(11)	108
Cash and cash equivalents and restricted cash at beginning of year	1,768	1,779	1,671
Cash and cash equivalents and restricted cash at end of year	$1,566	$1,768	$1,779
Restricted cash included in other current assets	40
Cash and cash equivalents at end of year	$1,526	$1,768	$1,779
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies

(in millions)	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non- controlling interest	Total
Balance as of December 31, 2022	$910	$16,682	$16,778	$(20,532)	$(1,830)	$12,008	$267	$12,275
Net income			581			581	67	648
Other comprehensive loss					(218)	(218)	(1)	(219)
Shares issued to benefit plans and for option exercises	6	247				253		253
Common dividends ($1.12 per share)			(968)			(968)		(968)
Other, net (1)				(105)		(105)	(16)	(121)
Balance as of December 31, 2023	$916	$16,929	$16,391	$(20,637)	$(2,048)	$11,551	$317	$11,868
Net income			506			506	86	592
Other comprehensive loss					(495)	(495)	(1)	(496)
Purchase of common stock for treasury, net				(163)		(163)		(163)
Shares issued to benefit plans and for option exercises	5	335				340		340
Common dividends ($1.12 per share)			(971)			(971)		(971)
Other, net (1)				(82)		(82)	(18)	(100)
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
Net income			1,596			1,596	146	1,742
Other comprehensive income					438	438		438
Purchase of common stock for treasury, net				(163)		(163)		(163)
Shares issued to benefit plans and for option exercises	3	316				319		319
Common dividends ($1.12 per share)			(971)			(971)		(971)
Other, net (1)				(98)		(98)	(30)	(128)
Balance as of December 31, 2025	$924	$17,580	$16,551	$(21,143)	$(2,105)	$11,807	$500	$12,307
(1)Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

Corning Incorporated and Subsidiary Companies
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Organization
Corning Incorporated is a provider of carrier network and enterprise network products for the telecommunications industry; high-performance glass for notebook computers, flat panel desktop monitors, display televisions and other information display applications; advanced optical materials for the semiconductor industry and the scientific community; ceramic substrates for gasoline and diesel engines in automotive and heavy-duty vehicle markets; glass products and solutions for the interior and exterior of vehicles; laboratory products for the scientific community and specialized polymer products for biotechnology applications; polycrystalline silicon products and other technologies. In these notes, the terms “Corning,” “Company,” “we,” “us,” or “our” mean Corning Incorporated and subsidiary companies.
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
The non-controlling interest as recorded on the consolidated financial statements represents amounts attributable to the minority shareholders of less-than-wholly-owned consolidated subsidiaries, including Hemlock Semiconductor Group (“HSG”) and other subsidiaries primarily within our Optical Communications segment.
Certain prior year amounts have been reclassified to conform to the current year presentation, including the recast of the Company’s segment related disclosures to align with the new reportable segments as of January 1, 2025. Refer to Note 18 (Reportable Segments) for additional information. These reclassifications had no impact on the results of operations, financial position, or changes in shareholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities on the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, restructuring charges, valuation of acquired assets and liabilities, valuation and impairment of goodwill and long-lived assets, valuation of investments and equity interests, environmental and legal liabilities, commitments and contingencies, income taxes and deferred tax valuation allowances and valuation of pension and other postretirement employee benefit obligations. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from these estimates.
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

1. Summary of Significant Accounting Policies (Continued)
At the time revenue is recognized, allowances are recorded with the related reduction to revenue for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements. Where product warranties are offered, liabilities are established for estimated warranty costs based upon historical experience and specific warranty provisions. Warranty liabilities are adjusted when experience indicates the expected outcome will differ from initial estimates of the liability. Product warranty liabilities were not material as of December 31, 2025 and 2024.
In addition, the Company has contractual arrangements with certain customers, mainly related to telecommunications products and comprised of design, installation, training and software maintenance services, in which revenue is recognized over time. The performance obligations under these contracts generally require services to be performed over time, resulting in either a straight-line amortization method or an input method using incurred and forecasted expense to predict revenue recognition patterns which follows satisfaction of the performance obligation. Corning’s other revenue was not material for the years ended December 31, 2025, 2024 and 2023.
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
Contract liabilities include customer deposits, deferred revenue and other advanced payments. Customer deposits are primarily related to Display products and Optical Communications products and deferred revenue is primarily related to HSG. Other advanced payments are not significant to operations and are recorded within other accrued liabilities on the consolidated balance sheets.
Research and Development Costs
Research and development costs are charged to expense as incurred. Research and development costs totaled $0.8 billion, $0.8 billion and $0.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
Foreign Currency Translation and Transactions
The determination of the functional currency for Corning’s foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. Corning’s most significant exception is a Taiwanese subsidiary, which uses the Japanese yen as its functional currency. For all transactions denominated in a currency other than a subsidiary’s functional currency, foreign currency revaluation and remeasurement gains and losses are included in income for the period in which the exchange rates changed. A net foreign currency revaluation and remeasurement loss of $80 million, gain of $165 million and gain of $59 million was recorded within other (expense) income, net on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023, respectively.
Foreign subsidiary functional currency balance sheet accounts have been translated at period-end exchange rates, and statement of operations accounts have been translated using average exchange rates for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive loss in shareholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings, except for those related to intra-entity foreign currency transactions of a long-term investment nature which are recorded together with translation gains and losses in accumulated other comprehensive loss in shareholders’ equity. Upon sale or substantially complete liquidation of an investment in a foreign entity, the amount of net translation gains or losses that have been accumulated in other comprehensive loss attributable to that investment are reported as a gain or loss for the period in which the sale or liquidation occurs. During the year ended December 31, 2024, Corning recognized $145 million of non-cash cumulative foreign currency translation losses related to the substantial liquidation and disposition of certain foreign entities, which was recorded in other (expense) income, net on the consolidated statements of income.

1. Summary of Significant Accounting Policies (Continued)
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
Share-based compensation cost is allocated to cost of sales, selling, general and administrative expenses and research, development and engineering expenses on the consolidated statements of income.
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
For awards granted to non-employee members of the Company’s Board of Directors, the Company recognizes compensation cost over the service period for awards with vesting terms and immediately for awards with no vesting terms. For awards granted to employees, the Company recognizes compensation cost over the service period. For awards containing retirement provisions that are granted to retirement eligible employees, compensation cost is recognized over the period in which the required service is expected to be met.
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
The following table presents supplemental disclosures of cash flow information (in millions):

	Year ended December 31,
	2025	2024	2023
Non-cash transactions:
Accruals for capital expenditures	$241	$149	$217
Earnings translation hedge contracts (1)	$95	$58
Cash paid for interest and income taxes:
Interest (2)	$311	$310	$274
Income taxes, net of refunds received (Note 15)	$283	$263	$213
(1)During the years ended December 31, 2025 and 2024, the Company executed earnings translation hedge instruments obtained through a non-cash exchange of proceeds from certain cross currency swap contracts or other assets and the loss recognized as a result of this non-cash exchange was not material.
(2)Includes approximately $36 million, $31 million and $40 million of interest costs that were capitalized as part of property, plant and equipment during the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company participates in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions. The agreements transfer effective control over and risk related to the receivables to the buyers and the Company does not service any factored accounts after the factoring has occurred. These transactions are treated as a sale and are reflected as a reduction of accounts receivable on the consolidated balance sheets, and the proceeds are included in cash flows from operating activities on the consolidated statements of cash flows. During the years ended December 31, 2025 and 2024, we accelerated the collection of $1.1 billion and $1.2 billion, respectively, in accounts receivable. Related servicing fees for the period were not material.
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

1. Summary of Significant Accounting Policies (Continued)
Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. These assets are not depreciated because they have very low physical losses and are repeatedly reclaimed and reused in the Company’s manufacturing processes over a very long useful life. The physical loss of precious metals in the manufacturing and reclamation process is treated as depletion and these losses are accounted for as a period expense based on actual units lost. Precious metals are integral to many glass production processes and are only acquired to support operations. These metals are not held for trading purposes.
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
Goodwill
Goodwill reflects the purchase consideration of a business acquisition in excess of the fair values assigned to identifiable assets acquired and liabilities assumed. The Company’s goodwill relates, and is assigned directly, to one of our reporting units.
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
If a quantitative impairment analysis is required to estimate the fair value of any of our reporting units, then the Company will use an income approach using a discounted cash flow model. The estimates and key assumptions and inputs used in the model include management’s internal projections of future cash flows, the weighted-average cost of capital and the long-term growth rate. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the unobservable inputs used. Estimates are based upon historical experience, current knowledge from commercial relationships and available external information about future trends. If the fair value were less than the carrying value, the difference between the implied fair value and the carrying amount would be

1. Summary of Significant Accounting Policies (Continued)
recorded as an impairment to goodwill. Changes in these estimates and key assumptions could affect the determination of fair value. The most recent quantitative impairment test was performed as of October 1, 2023 and the implied fair value for each of the Company’s reporting units significantly exceeded the reporting unit’s carrying amount.

Government Incentives
Government grants are transfers of a monetary asset or a tangible non-monetary asset from a government entity to a business entity. The Company receives government grants, typically in the form of cash incentives or tax credits (collectively, “government incentives”), primarily for capital expansion projects or for production related operating expenses. Tax credits, such as those awarded under the Inflation Reduction Act of 2022 and incentives awarded under the CHIPS and Science Act of 2022, each as amended by the One Big Beautiful Bill Act (“OBBBA”), are accounted for as government grants given these credits are either refundable, which allows the Company to utilize the credit against current or future tax liabilities, or the Company can elect to have a direct cash payment. The amendments under OBBBA did not materially impact the Company’s ability to qualify for or realize benefits from the credits during the periods presented.
Government incentives are recognized when it is probable that the Company will comply with any contractual conditions and that the government incentives will be received or utilized to reduce current or future tax liabilities. Government incentives relating to property, plant and equipment are deducted from the carrying value of the relevant asset and are recognized against depreciation over the useful life of the asset. Government incentives relating to production or project costs are recognized on the consolidated statements of income as an offset to the related expense. Government incentives are classified as an asset when they are recognized but have not been received and as a liability when they are received but have not been recognized.
As of December 31, 2025 and 2024, the Company has $163 million and $83 million, respectively, recorded in other current assets and $330 million and $33 million, respectively, recorded in other assets within the consolidated balance sheets relating to government incentives that have been recognized but not yet received or utilized as a reduction of tax liabilities and $11 million and $12 million recorded in other accrued liabilities and $85 million and $132 million recorded in other liabilities within the consolidated balance sheets as of December 31, 2025 and 2024, respectively, relating to government incentives that have been received but not yet recognized.
Inflation Reduction Act Credits
The Inflation Reduction Act of 2022, as amended under OBBBA, (“IRA”) introduced various clean energy incentives, including investment and production tax credits that are either utilized to reduce current or future tax liabilities or settled by a direct cash payment to the Company (“IRA credits”). The IRA credits, which primarily benefit HSG and our solar-related businesses, relating to property, plant and equipment (“48C credits”) are deducted from the carrying value of the relevant asset; the IRA credits relating to production costs (“45X credits”) are recognized as a reduction of cost of sales. Certain of these credits, are non-taxable for income tax purposes.
During the year ended December 31, 2025, the Company earned $172 million in 45X credits and $84 million in 48C credits. During the year ended December 31, 2024, the Company earned $83 million in 45X credits. During the year ended December 31, 2025, the Company received a direct cash payment of $83 million and, in addition, applied $127 million as a reduction of the Company’s current and future tax liabilities.
CHIPS Act Advanced Manufacturing Investment Credits
The CHIPS and Science Act of 2022 includes an Advanced Manufacturing Investment Credit under Section 48D of the Internal Revenue Code, as amended under OBBBA, (“48D credits”). These credits provide a tax credit relating to qualified property placed in service during the taxable year, which primarily benefits our advanced optics and solar-related businesses. These credits are subject to a five year recapture period, where a portion of the credit would be recaptured if the qualified property is sold, disposed of, or a change in its use such that the property no longer qualifies as an investment credit property. As of December 31, 2025, the Company is in compliance with all conditions and no recapture liability was recorded.
During the year ended December 31, 2025, the Company placed in service qualified property, resulting in the recognition of $323 million of 48D credits that reduced the carrying value of the related asset and $87 million of 48D credits that were recognized as a reduction of operating expenses. These credits primarily related to leased assets placed in service during the year ended December 31, 2025. Refer to Note 8 (Leases) for additional information. In addition, during the year ended December 31, 2025, the Company applied $68 million of 48D credits as a reduction of the Company’s current and future tax liabilities and received a direct cash payment of $15 million. Credits recognized during the year ended December 31, 2024 were not material.

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
Equity Method Investments
Investments in partially-owned affiliates are accounted for using the equity method of accounting, or at fair value when the fair value option is elected, if the investment gives the Company the ability to exercise significant influence, but not control, over an affiliated company. Under the equity method of accounting, the Company records its initial investment at cost and subsequently adjusts the carrying amount to reflect its share of the investee’s earnings or losses. The equity earnings or losses from associated companies are recorded within other (expense) income, net on the consolidated statements of income. Equity method investments are reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired. If it is probable that the carrying amount of the investment cannot be recovered, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value.
As of December 31, 2025 and 2024, Corning had investments in affiliated companies accounted for by the equity method totaling $302 million and $290 million, respectively. During the years ended December 31, 2025, 2024 and 2023 Corning had sales to affiliated companies of $239 million, $224 million and $211 million, respectively.
All equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein recorded in net income. The Company utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment, plus or minus observable price changes in orderly transactions. The aggregate value of these investments were $210 million and $104 million, as of December 31, 2025 and 2024, respectively.
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
The effective tax rate reflects the assessment of the ultimate outcome of tax audits. In evaluating the tax benefits associated with the Company’s various tax filing positions, a tax benefit for uncertain tax positions is recorded using the highest cumulative tax benefit that is more likely than not to be realized. Adjustments are made to the asset or liability for unrecognized tax benefits in the period in which the return containing the tax position is filed or when new information becomes available. The liability for unrecognized tax benefits, including accrued penalties and interest, is included in other accrued liabilities and other long-term liabilities on the consolidated balance sheets and within income tax expense on the consolidated statements of income.
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
Fair Value Measurements
Major categories of financial assets and liabilities, including certain investments and derivatives, are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis when impaired, which include long-lived assets, goodwill, equity method investments, other investments and asset retirement obligations. Other than the contingent consideration as discussed in Note 3 (Acquisition), non-financial assets and liabilities or financial assets and liabilities other than derivatives measured at fair value either on a recurring or nonrecurring basis were not significant as of December 31, 2025 and 2024.
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
A three-level valuation hierarchy, based upon the observable and unobservable inputs, is used for fair value measurements. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, the inputs are prioritized into one of three broad levels used to measure fair value: Level 1, quoted prices in active markets for identical instruments; Level 2, quoted prices in active markets for similar instruments, quoted prices for identical or similar instruments in markets that are not active, or inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and Level 3, unobservable inputs where there is little or no market data, which requires the Company to develop its own assumptions.
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
The most significant foreign currency exposures relate to the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro. Corning seeks to mitigate the impact of exchange rate movements on the consolidated statements of income by using over-the-counter (“OTC”) derivative instruments including foreign exchange forward and option contracts. In general, the expirations of these contracts coincide with the timing of the underlying foreign currency commitments and transactions.

1. Summary of Significant Accounting Policies (Continued)
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
All derivatives are recorded at fair value on the consolidated balance sheets. The fair values of these derivative contracts are recorded as either assets (gain position) or liabilities (loss position) on the consolidated balance sheets. Changes in the fair value of derivatives designated as cash flow hedges and net investment hedges are not recognized in current operating results but are recorded in accumulated other comprehensive loss. Amounts related to cash flow hedges and net investment hedges are reclassified from accumulated other comprehensive loss when the underlying hedged item impacts earnings. This reclassification for cash flow hedges is recorded within the same line item of the consolidated statements of income where the underlying hedged transaction was recorded, typically cost of sales. Changes in the fair value, excluding the time value component, of derivatives designated as fair value hedges are recognized in current operating results within other (expense) income, net on the consolidated statements of income. Changes in the fair value of derivatives not designated as hedging instruments are recognized within translated earnings contract gain, net and other (expense) income, net on the consolidated statements of income.
Designated Hedges - Cash Flow Hedge
Corning uses OTC foreign exchange forward contracts designated as cash flow hedges, with maturities through 2029, to reduce the risk that movements in exchange rates will adversely affect the net cash flows resulting from the purchases from suppliers. Corning defers gains and losses related to the cash flow hedges into accumulated other comprehensive loss on the consolidated balance sheets until the hedged item impacts earnings. As of December 31, 2025, the amount expected to be reclassified into earnings within the next 12 months is a pre-tax gain of $39 million.
Designated Hedges - Fair Value Hedge
Corning has entered into leases of precious metals, with maturities through 2026. To offset the risk of changes in the fair value of the Company’s separate accounting pool of leased precious metals due to adverse changes in the respective market prices, Corning designated the bifurcated embedded derivatives included in these leases as fair value hedges. The gain or loss on the derivatives, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. The amounts representing the time value component of the derivatives are excluded from the assessment of effectiveness and amortized in earnings. The impact of the excluded component is not material.
Corning uses regression analysis or the critical term match method to assess initial hedge effectiveness. Following the inception of a hedging relationship, hedge effectiveness is assessed quarterly based on qualitative factors.
Designated Hedges - Net Investment Hedges
From time to time, Corning utilizes derivative and non-derivative net investment hedges to offset risk against investments in foreign subsidiaries with non-USD functional currencies. Non-derivative net investment hedges include our foreign-denominated debt. Changes in the value of these hedging instruments due to foreign currency gains or losses are deferred into accumulated other comprehensive loss on the consolidated balance sheets, within the foreign currency translation adjustments and other line, and will remain in accumulated other comprehensive loss until the hedged investment is sold or substantially liquidated. We evaluate the effectiveness of the net investment hedges each quarter using the critical terms match method.
Undesignated Hedges
Corning uses OTC foreign exchange forward and option contracts not designated as hedging instruments for accounting purposes to offset foreign currency risks. The undesignated hedges limit exposure to foreign functional currency fluctuations related to certain subsidiaries’ monetary assets, monetary liabilities and net earnings in foreign currencies.
A significant portion of the Company’s non-U.S. revenue and expenses are denominated in Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro. When this revenue and these expenses are translated back to U.S. dollars, the Company is exposed to foreign exchange rate movements. To protect translated earnings against movements in these currencies, the Company has entered into a series of average rate forwards and option contracts. Most of these contracts hedge a significant portion of the Company’s exposure to the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro. The Company hedges a significant portion of its near-term foreign exchange exposure, with derivative contracts extending to 2030.

1. Summary of Significant Accounting Policies (Continued)
Since inception of the Company’s Japanese yen-denominated debt, the Japanese yen has weakened and the U.S. dollar value of these liabilities has decreased, generating unrealized foreign exchange gains that have been recognized over time on the consolidated statements of income. Beginning in 2024, the Company has entered into various cross currency swap contracts relating to a portion of the Company’s Japanese yen-denominated debt in order to economically lock in unrealized foreign exchange gains. At the effective date of these instruments, Corning typically receives a net amount from the counterparties, representing an exchange of the notional amounts at a fixed foreign exchange rate of Japanese yen to U.S. dollar and initially records this amount as a derivative liability. During the year ended December 31, 2025 and 2024, Corning received net cash payments of $24 million and $134 million, respectively. In addition, during the year ended December 31, 2025, the Company executed earnings translation hedge instruments obtained through a non-cash exchange of proceeds from cross currency swap contracts.

Adoption of New Accounting Standards
Accounting Standards Update (“ASU”), 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. We adopted the new standard and applied the amendments prospectively in the consolidated financial statements. The standard enhances the transparency and decision usefulness of income tax disclosures. Adoption of the new standard did not impact the consolidated balance sheets or consolidated statements of income. Refer to Note 15 (Income Taxes) for the incremental disclosures required under the standard.
ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. In December 2025, the FASB issued ASU 2025-10 to establish recognition, measurement, presentation and disclosure guidance for government grants received by business entities. The Company early adopted the new standard effective in the year ended December 31, 2025 and there was no impact to the consolidated financial statements and the incremental disclosures required under the standard are included herein.
Accounting Standards Issued But Not Yet Adopted
ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In November 2024, the FASB issued ASU 2024-03 to improve the disclosures about an entity’s expenses and requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and application may be applied prospectively or retrospectively. We are assessing the effect that ASU 2024-03 will have on our consolidated financial statements; however, adoption will not impact our consolidated balance sheets or consolidated statements of income.

All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
2. Restructuring, Impairment and Other Charges and Credits
Corning periodically assesses the operating efficiency and cost structure of the Company’s asset base and global workforce and takes appropriate actions to align corporate resources with the business environment.
The following table presents restructuring, impairment and other charges and credits (in millions):

	Year ended December 31,
	2025	2024	2023
Severance (1)	$26	$45	$187
Capacity optimization	23	128	176
Other charges and credits (2)		234	108
Total restructuring, impairment and other charges and credits (3)	$49	$407	$471
(1)Severance charges in the years ended December 31, 2025, 2024 and 2023 include $1 million, $6 million and $20 million, respectively, in curtailment and special termination benefit charges.
(2)Other charges and credits primarily include disposal costs and inventory write-downs. For the year ended December 31, 2024, other charges and credits include $131 million related to the recognition of non-cash cumulative foreign currency translation losses for the substantial liquidation and disposition of foreign entities.
(3)Amounts impacting gross margin on the consolidated statements of income were $3 million, $211 million and $283 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, Corning recorded $49 million in severance and asset write-offs. As of December 31, 2025, the severance accrual of $25 million was reflected within other accrued liabilities on the consolidated balance sheet and is expected to be substantially paid within the next twelve months.

2. Restructuring, Impairment and Other Charges and Credits (Continued)

During the year ended December 31, 2024, Corning recorded $45 million in severance related charges and $128 million in non-cash asset write-offs, primarily associated with the closure of a display manufacturing plant. In addition, the Company recorded $234 million in other charges and credits primarily related to $131 million of non-cash cumulative foreign currency translation losses required to be recognized upon the substantial liquidation or disposition of foreign entities, which was recorded in other (expense) income, net on the consolidated statements of income, and $49 million of non-cash charges in one of our Emerging Growth Businesses relating to a customer that recently entered into a multi-jurisdictional restructuring effort including insolvency filings in certain countries. These charges primarily relate to the full write-down of upfront payments made to the customer, which were determined to be nonrecoverable, and recorded as a charge to net sales on the consolidated statements of income. Remaining activity relates to disposal costs and inventory write-offs associated with the exit of certain facilities and product lines. As of December 31, 2024, the severance accrual of $34 million was reflected within other accrued liabilities on the consolidated balance sheet.
During the year ended December 31, 2023, Corning recorded $471 million in severance, asset write-offs and other related charges. Capacity optimization charges include asset write-offs associated with the exit of certain facilities, product lines and other exit activities primarily within Optical Communications, Specialty Materials and Life Sciences. Severance charges were recorded across all segments.
3. Acquisition
In April 2025, the Company acquired 100% of the equity interests in a U.S. solar module manufacturing facility. The total fair value of purchase consideration was $278 million, consisting of $17 million in cash paid at closing, $111 million in notes payable due within 2025, and $150 million in potential contingent consideration. Of the $111 million in notes payable, payments of $33 million and $42 million were made in the third quarter and fourth quarter, respectively, and the remaining amount is expected to be paid in 2026. The contingent consideration is comprised of annual earn-out payments with a final payment due in the sixth post-closing year. Earn-out payments are based on cumulative free cash flow, with no limitation on the total amount, and the final payment is the lesser of $98 million or an amount based on the net liquidation value of the acquired entity at the time payment is due.

The contingent payments are classified as liabilities and measured on a recurring basis at fair value, utilizing the income approach with Level 3 inputs, with changes in the fair value reflected within selling, general and administrative expenses on the consolidated statements of income. Fair value at the acquisition date and as of December 31, 2025 was $104 million and $88 million, respectively, for the annual earn-out payments, with the change in fair value due to changes in key assumptions. Fair value of the final payment at the acquisition date and as of December 31, 2025 was $46 million and $48 million, respectively, with the increase due to interest accretion. Key assumptions include projections for revenue, margins, market prices and discount rates.

The total purchase consideration of $278 million was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date and consisted of the following (in millions):

Inventories	$41
Property, plant and equipment	167
Accounts payable	(36)
Other net assets (1)	8
Total identified net assets	180
Fair value of purchase consideration	278
Goodwill (2)	$98
(1)Includes approximately $52 million in other assets and $52 million in other liabilities relating to acquired operating leases for the manufacturing facility.
(2)Goodwill reflects the expected synergies, expanded market opportunities and other benefits from vertically integrating the acquired solar module business into the Company’s operations. The goodwill is not deductible for tax purposes and has been assigned to a reporting unit within the Hemlock and Emerging Growth Business.
For the year ended December 31, 2025, net sales and net loss before tax relating to the acquired business was $258 million and $13 million, respectively. Transaction-related costs were not material to the Company’s consolidated financial results for the year ended December 31, 2025.

4. Revenue
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
The following table presents revenues by product category (in millions):

	Year ended December 31,
	2025	2024	2023
Optical communications products	$6,274	$4,657	$4,012
Display products	2,965	2,727	2,694
Specialty material products	2,194	2,000	1,854
Automotive products	1,777	1,704	1,787
Life science products	959	933	922
Polycrystalline silicon products	955	865	1,014
All other products	505	232	305
Total Revenue	$15,629	$13,118	$12,588
Customer Deposits
As of December 31, 2025 and 2024, Corning had customer deposits of approximately $1.5 billion and $1.1 billion, respectively. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements, generally over a period of up to 10 years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.
For the years ended December 31, 2025, 2024 and 2023, customer deposits recognized were $142 million, $195 million and $103 million, respectively. For the year ended December 31, 2025, the Company received $490 million relating to new customer contracts. The amounts received in the years ended December 31, 2024 and 2023 were not material.
Refer to Note 9 (Other Assets and Other Liabilities) for additional information.
Deferred Revenue
As of December 31, 2025 and 2024, Corning had deferred revenue of approximately $775 million and $833 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by HSG from its customers under long term supply agreements.
Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. For the year ended December 31, 2025, the Company received $119 million relating to new customer contracts and recognized $177 million of deferred revenue. The amounts recognized or received during the years ended December 31, 2024 and 2023 were not material.
Refer to Note 9 (Other Assets and Other Liabilities) for additional information.

5. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2025	2024
Finished goods	$1,383	$1,323
Work in process	618	547
Raw materials and accessories	564	413
Supplies and packing materials	512	441
Inventories	$3,077	$2,724
6. Property, Plant and Equipment, Net of Accumulated Depreciation
Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	December 31,
	2025	2024
Land	$383	$375
Buildings	6,256	5,650
Equipment (1)	21,701	20,007
Construction in progress	1,714	1,819
Subtotal	30,054	27,851
Accumulated depreciation	(15,229)	(14,492)
Property, plant and equipment, net of accumulated depreciation (2)	$14,825	$13,359
(1)Manufacturing equipment includes certain components of production equipment that are constructed of precious metals. As of December 31, 2025 and 2024, the carrying value of precious metals was $2.8 billion and significantly lower than the fair market value. Depletion expense for precious metals for the years ended December 31, 2025, 2024 and 2023 was $31 million, $29 million and $35 million, respectively.
(2)Approximately $36 million, $31 million and $40 million of interest costs were capitalized as part of property, plant and equipment during the years ended December 31, 2025, 2024 and 2023, respectively.
7. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill (in millions):

	Optical Communications	Display	Specialty Materials	Life Sciences	Hemlock and Emerging Growth Businesses	Total
Balance as of December 31, 2023	$904	$119	$151	$607	$599	$2,380
Acquired goodwill		11				11
Foreign currency translation adjustment and other	(14)	(9)	(14)	(1)	10	(28)
Balance as of December 31, 2024	$890	$121	$137	$606	$609	$2,363
Acquired goodwill (1)					98	98
Foreign currency translation adjustment and other	17	2		3	6	28
Balance as of December 31, 2025	$907	$123	$137	$609	$713	$2,489
(1)The Company acquired a U.S. solar module manufacturing facility. Refer to Note 3 (Acquisition) to the consolidated financial statements for additional information.

7. Goodwill and Other Intangible Assets (Continued)
As of December 31, 2025 and 2024, Corning’s gross goodwill balance was $9.0 billion and $8.9 billion, respectively, and accumulated impairment losses were $6.5 billion. Accumulated impairment losses were generated primarily through goodwill impairments related to the Optical Communications segment.
Other Intangible Assets, Net
Other intangible assets, net consisted of the following (in millions):

	December 31,
	2025			2024
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Amortized intangible assets:
Patents, trademarks & trade names	$449	$319	$130	$407	$266	$141
Customer lists and other (1)	1,411	884	527	1,391	780	611
Other intangible assets, net	$1,860	$1,203	$657	$1,798	$1,046	$752
(1)Other consists of intangible assets related to developed technologies and intellectual know-how.
Corning’s amortized intangible assets are primarily related to Optical Communications, Life Sciences and certain businesses within Hemlock and Emerging Growth Businesses. The net carrying amount of intangible assets decreased during the year, primarily driven by amortization of $110 million.
Annual amortization expense is expected to be approximately $93 million, $92 million, $85 million, $73 million and $66 million for years 2026 through 2030, respectively.
8. Leases
The following table presents the components of lease cost (in millions):

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$165	$170	$171
Variable lease cost	55	55	57
Short-term lease cost	4	3	2
Finance lease cost
Amortization of right-of-use assets	45	34	35
Interest on lease liabilities	21	7	8
Total lease cost	$290	$269	$273
The following table presents the supplemental cash flow information for amounts included in the measurement of lease liabilities (in millions):

	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$147	$139	$153
Operating cash outflows from interest on finance leases	$8	$7	$8
Financing cash outflows from finance leases	$346	$30	$36
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$140	$11	$156
Finance leases	$1,389	$21	$30

8. Leases (Continued)
The following table presents the weighted-average remaining lease term and weighted-average discount rate:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	12.6	13.2
Finance leases	6.1	11.6

Weighted-average discount rate
Operating leases	4.5%	4.5%
Finance leases	5.9%	4.5%
The following table presents supplemental consolidated balance sheet information (in millions):

	December 31,
	2025	2024
Operating leases
Other assets	$860	$796

Other accrued liabilities	$97	$95
Other liabilities	$846	$785
Total operating lease liabilities	$943	$880

Finance leases
Property, plant and equipment (1)	$1,279	$265
Accumulated depreciation	$(147)	$(118)
Property, plant and equipment, net	$1,132	$147

Current portion of long-term debt and short-term borrowings	$84	$30
Long-term debt	$1,148	$144
Total finance lease liabilities (1)	$1,232	$174
(1)During the year ended December 31, 2025, the Company recognized $1.4 billion in right-of-use assets and lease liabilities primarily associated with recently commenced leases, as discussed below. In addition, the Company recognized $318 million in 48D credits, which reduced the right-of-use asset, and repaid $346 million in principal payments, primarily driven by a $315 million payment made in December 2025 on the Facility Lease as discussed below, which reduced the lease liability.
As of December 31, 2025, future minimum lease payments are as follows (in millions) (1):

	Operating Leases	Finance Leases
2026	$129	$126
2027	$115	$213
2028	$102	$176
2029	$99	$168
2030	$91	$166
After 2030	$711	$718
Total payments	$1,247	$1,567
Less: imputed discount	$304	$335
Present value of lease payments	$943	$1,232
(1)Amounts exclude estimated lease payments for various leases commencing in future periods, as described below.

8. Leases (Continued)
Recently commenced leases
Facility Lease - On March 12, 2024, the Company entered into a lease (“Facility Lease”) for a solar manufacturing facility in Hemlock, Michigan and fully commenced this lease during the fourth quarter of 2025. The Company recognized $797 million of right-of-use assets and lease liabilities. Related to these assets, the Company recognized $189 million in 48D credits, which reduced the carrying value of these right-of-use assets.
The Facility Lease was classified as a finance lease, with a lease term of approximately five years and a residual value guarantee at the end of the lease term. During the fourth quarter of 2025, the Company amended the payment terms of the Facility Lease, resulting in the principal payment of $315 million in December 2025. The remaining lease payments over the lease term are interest-only with the residual value guarantee of approximately $495 million at the end of the lease term.
Equipment Leases - During 2025, the Company commenced and recognized $541 million of right-of use assets and lease liabilities under various leases for equipment placed in service within the solar manufacturing facility in Hemlock, Michigan. These leases were classified as finance leases, with lease terms ranging from five to eight years. Related to these assets, the Company recognized $129 million in 48D credits, which reduced the carrying value of these right-of-use assets.
Leases not yet commenced

The Company has entered into various leases that have not yet commenced in an aggregate amount of approximately $527 million, on an undiscounted basis, primarily for production-related equipment associated with the solar manufacturing facility in Hemlock, Michigan. The leases are expected to commence in 2026 with lease terms ranging from five to 16 years. The leases are expected to be classified as finance leases and the amount of right-of-use assets and lease liabilities will be determined and recorded upon lease commencement. Once placed in service, the Company will reduce the amount of right-of-use assets by any 48D credits, which is estimated to be approximately $126 million.

9. Other Assets and Other Liabilities
Other assets consisted of the following (in millions):

	December 31,
	2025	2024
Current assets:
Derivative instruments (Note 13)	$533	$619
Government incentives (Note 1)	163	83
Other current assets	858	745
Other current assets	$1,554	$1,447

Non-current assets:
Derivative instruments (Note 13)	$272	$360
Government incentives (Note 1)	330	33
South Korean tax deposits (Note 15)	248	253
Operating leases (Note 8)	860	796
Investments (Note 1)	512	394
Other non-current assets	332	303
Other assets	$2,554	$2,139
Other liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Current liabilities:
Wages and employee benefits	$866	$883
Income taxes (Note 15)	98	109
Derivative instruments (Note 13)	159	348
Deferred revenue (Note 4)	226	190
Customer deposits (Note 4)	160	127
Short-term operating leases (Note 8)	97	95
Other current liabilities	1,239	1,369
Other accrued liabilities	$2,845	$3,121

Non-current liabilities:
Defined benefit pension plan liabilities (Note 11)	$587	$529
Derivative instruments (Note 13)	307	273
Deferred revenue (Note 4)	549	643
Customer deposits (Note 4)	1,335	983
Contingent consideration (Note 3)	136
Deferred tax liabilities (Note 15)	149	137
Long-term operating leases (Note 8)	846	785
Other non-current liabilities	1,188	1,175
Other liabilities	$5,097	$4,525

10. Debt
Debt consisted of the following (in millions):

	December 31,
	2025	2024

Current portion of long-term debt	$795	$326
Short-term borrowings, average rate 3.25%	9
Current portion of long-term debt and short-term borrowings	$804	$326

Long-term debt
Debentures, 6.85%, due 2029	$150	$156
Debentures, 7.25%, due 2036	249	249
Debentures, 4.70%, due 2037	297	297
Debentures, 5.75%, due 2040	401	397
Debentures, 4.75%, due 2042	497	497
Debentures, 5.35%, due 2048	545	545
Debentures, 3.90%, due 2049	396	396
Debentures, 4.375%, due 2057	744	743
Debentures, 5.85%, due 2068	297	297
Debentures, 5.45%, due 2079	1,087	1,087
Yen-denominated debentures, 0.722%, due 2025		64
Yen-denominated debentures, 0.992%, due 2027	237	236
Yen-denominated debentures, 1.043%, due 2028	163	163
Yen-denominated debentures, 1.219%, due 2030	159	159
Yen-denominated debentures, 1.153%, due 2031	199	198
Yen-denominated debentures, 1.583%, due 2037	63	63
Yen-denominated debentures, 1.513%, due 2039	38	37
Euro-denominated notes, 3.875%, due 2026	352	311
Euro-denominated notes, 4.125%, due 2031	642	568
Financing Leases, average discount rate 5.86%, due through 2045 (Note 8)	1,232	174
Other, average rate 3.86%, due through 2042	677	574
Total long-term debt, including current portion	8,425	7,211
Less current portion of long-term debt	795	326
Long-term debt	$7,630	$6,885
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $7.3 billion and $6.4 billion compared to recorded book values of $7.6 billion and $6.9 billion as of December 31, 2025 and 2024, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
Corning did not have outstanding commercial paper as of December 31, 2025 and 2024.
On July 28, 2025, the Company entered into an agreement for a new revolving credit facility (the “Revolving Credit Facility”), which replaced the Company’s existing $1.5 billion credit agreement dated June 6, 2022. The Revolving Credit Facility provides a committed $1.5 billion unsecured multi-currency line of credit and expires July 28, 2030. As of December 31, 2025, there were no outstanding amounts under the Revolving Credit Facility.

10. Debt (Continued)
Corning is the obligor to Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and general corporate purposes. During the year ended December 31, 2025, the Company repaid $229 million of its existing loan amounts outstanding. In addition, the Company entered into new Chinese yuan-denominated variable rate loan facilities and incurred $285 million in borrowings under these facilities during the year ended December 31, 2025. As of December 31, 2025 and 2024, amounts outstanding under these facilities totaled $384 million and $314 million, respectively, and these facilities had variable interest rates ranging from 2.2% to 2.9% and 2.8% to 3.9%, respectively, and maturities ranging from 2026 to 2032. As of December 31, 2025, Corning had ¥0.2 billion Chinese yuan of unused capacity, equivalent to approximately $23 million.
The following table presents debt maturities by year as of December 31, 2025 (in millions) (1):

2026	2027	2028	2029	2030	Thereafter
$804	$401	$296	$302	$298	$6,379
(1)Excludes impact of bond discounts and deferred expenses and includes obligations relating to finance leases that have commenced. For the estimated undiscounted lease payments associated with leases entered into but not yet commenced, refer to Note 8 (Leases) for additional information.
Debt Issuances and Redemptions
During the year ended December 31, 2025, Corning repaid ¥10.0 billion (equivalent to $69.6 million) aggregate principal amount of its 0.722% debentures due 2025.
During the year ended December 31, 2024, Corning repaid ¥21.0 billion (equivalent to $143 million) aggregate principal amount of its 0.698% debentures due 2024.
11. Employee Retirement Plans
Defined Benefit Plans
Corning has defined benefit pension plans covering certain domestic and international employees. The Company may contribute, as necessary, an amount exceeding the minimum requirements to achieve the Company’s long-term funding targets. During the year ended December 31, 2025, $50 million of voluntary cash contributions were made to our domestic defined benefit pension plan and cash contributions of $18 million were made to international pension plans. During the year ended December 31, 2024, no voluntary cash contributions were made to domestic plans and $9 million were made to international pension plans. In 2026, the Company plans to make voluntary cash contributions of $40 million to our domestic defined benefit pension plan and $12 million to international pension plans.
Corning offers postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age and service requirements. In 2025 and 2024, no voluntary cash contributions were made to domestic postretirement plans. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, Corning has placed a “cap” on the amount to be contributed toward retiree medical coverage in the future. The cap is equal to 120% of the 2005 contributions toward retiree medical benefits. Once contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage. This cap was attained for post-65 retirees in 2008 and attained for pre-65 retirees in 2010. Furthermore, employees hired or rehired on or after January 1, 2007 will be eligible for Corning retiree medical benefits upon retirement; however, these employees will pay 100% of the cost.

11. Employee Retirement Plans (Continued)
Obligations and Funded Status
The following table presents the change in benefit obligation and the funded status of the defined benefit pension and post-retirement benefit plans (in millions):

	Domestic pension benefits		International pension benefits		Postretirement benefits
	2025	2024	2025	2024	2025	2024

Change in benefit obligation
Benefit obligation at beginning of year	$3,220	$3,311	$525	$578	$362	$425
Service cost	77	79	19	20	2	3
Interest cost	172	165	20	20	17	19
Plan participants’ contributions					10	9
Plan amendments						(26)
Actuarial loss (gain)	153	(100)	(8)	(17)	(18)	(32)
Divestiture				(1)		(3)
Other (1)	2	6	(18)	(8)
Benefits paid	(237)	(241)	(20)	(31)	(34)	(33)
Foreign currency translation			36	(36)
Benefit obligation at end of year	$3,387	$3,220	$554	$525	$339	$362

Change in plan assets
Fair value of plan assets at beginning of year	$2,842	$2,760	$362	$405	$—	$—
Actual gain (loss) on plan assets	282	303	14	(6)
Employer contributions	72	20	27	17	9	24
Plan participants’ contributions					10	9
Benefits paid	(237)	(241)	(34)	(28)	(12)	(33)
Foreign currency translation			18	(26)
Fair value of plan assets at end of year	$2,959	$2,842	$387	$362	$7	$—

Funded status at end of year
Fair value of plan assets	$2,959	$2,842	$387	$362	$7	$—
Benefit obligations	(3,387)	(3,220)	(554)	(525)	(339)	(362)
Funded status of plans	$(428)	$(378)	$(167)	$(163)	$(332)	$(362)

Amounts recognized on the consolidated balance sheets consist of:
Noncurrent asset			$23	$16
Current liability	$(20)	$(18)	(12)	(7)	$(18)	$(27)
Noncurrent liability	(408)	(360)	(178)	(172)	(314)	(335)
Recognized liability	$(428)	$(378)	$(167)	$(163)	$(332)	$(362)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$118	$64	$13	$12	$(208)	$(220)
Prior service cost (credit)	25	29			(22)	(29)
Amounts recognized at end of year	$143	$93	$13	$12	$(230)	$(249)
(1)Other consists of domestic plan special termination benefits charge and curtailment and international plan settlements. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) in the notes to the consolidated financial statements for more information.

11. Employee Retirement Plans (Continued)
Across total pension benefits, an actuarial loss of $0.1 billion was recognized in 2025 primarily due to decreases in bond yields during the year, leading to domestic plan weighted-average discount rates that were 28 basis points lower than 2024, partially offset by international plan weighted-average discount rates that were 15 basis points higher than 2024. In 2024, an actuarial gain of $0.1 billion was recognized primarily due to increases in bond yields during the year, leading to domestic plan weighted-average discount rates that were 51 basis points higher than 2023, partially offset by international plan weighted-average discount rates that were 20 basis points lower than 2023. The accumulated benefit obligation for defined benefit pension plans was $3.7 billion and $3.6 billion as of December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, postretirement benefits actuarial gains of $18 million and $32 million, respectively, were recognized. The increase in actuarial gain recognized is primarily due to changes in weighted-average discount rates in response to bond yields during the year. For the years ended December 31, 2025 and 2024, the changes in weighted-average discount rates were a decrease of 31 basis points and an increase of 42 basis points, respectively.
The following table presents information for the domestic and international pension plans where the projected benefit obligation or the accumulated benefit obligation exceeded the fair value of plan assets (in millions):

	December 31,
	2025	2024
Projected benefit obligation	$3,613	$3,432
Fair value of plan assets	$2,995	$2,875
Accumulated benefit obligation	$542	$494
Fair value of plan assets	$36	$33
The following table presents the components of net periodic benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other (expense) income, net on the consolidated statements of income (in millions):

	Domestic pension benefits			International pension benefits			Postretirement benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$77	$79	$80	$19	$20	$18	$2	$3	$5
Interest cost	172	165	168	20	20	20	17	19	23
Expected return on plan assets	(184)	(179)	(176)	(17)	(16)	(13)
Amortization of prior service cost (credit)	4	6	6				(7)	(7)	(5)
Amortization of actuarial gain							(31)	(24)	(22)
Recognition of actuarial (gain) loss		(31)	(16)	(8)	6	1
Total net periodic benefit expense (income)	$69	$40	$62	$14	$30	$26	$(19)	$(9)	$1
Curtailment charge			$3	$1
Special termination benefit charge	$2	$6	15						$1
Total expense (income)	$71	$46	$80	$15	$30	$26	$(19)	$(9)	$2

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Curtailment effects		$(1)	$(4)
Settlements				$(1)
Current year actuarial loss (gain)	$55	(225)	(16)	(4)	$5	$14	$(19)	$(32)	$(8)
Amortization of actuarial (loss) gain					(9)		31	24	22
Recognition of actuarial gain		31	16	7	2	1
Current year prior service credit								(26)
Amortization of prior service (cost) credit	(4)	(6)	(6)				7	7	5
Total recognized in other comprehensive income (loss)	$51	$(201)	$(10)	$2	$(2)	$15	$19	$(27)	$19

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
The following table presents the weighted-average assumptions used to determine benefit obligations:

	Pension benefits
	Domestic			International			Postretirement benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.39%	5.67%	5.16%	2.25%	2.10%	2.30%	5.35%	5.66%	5.24%
Rate of compensation increase	3.50%	3.50%	3.97%	2.64%	2.61%	3.74%
Cash balance crediting rate	4.43%	4.44%	4.22%	0.93%	0.93%	0.82%
Employee contributions crediting rate	5.04%	5.10%	5.25%
The following table presents the weighted-average assumptions used to determine net periodic benefit expense (income):

	Pension benefits
	Domestic			International			Postretirement benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.67%	5.16%	5.50%	2.10%	2.30%	2.46%	4.66%	5.24%	5.58%
Expected return on plan assets	6.75%	6.75%	6.75%	4.90%	4.34%	3.85%
Rate of compensation increase	3.50%	3.98%	3.87%	2.61%	3.74%	3.73%
Cash balance crediting rate	4.44%	4.21%	3.86%	0.93%	0.82%	0.82%
Employee contributions crediting rate	5.04%	5.25%	4.62%
The following table presents the assumed health care trend rates:

Assumed health care trend rates as of December 31	2025	2024
Health care cost trend rate assumed for next year (pre-65 / post-65 retirees)	7.50% / 7.50%	7.00% / 7.00%
Ultimate health care trend rate	5%	5%
Year that the rate reaches the ultimate trend rate	2036	2033

11. Employee Retirement Plans (Continued)
Plan Assets
The Company’s primary objective is to ensure the plan has sufficient return on assets to fund the plan’s current and future obligations as they become due. Investments are primarily made in public securities to ensure adequate liquidity to support benefit payments. Corning has a diversification to the portfolio through the investment in domestic stocks. The target allocation range for equity investment is 50% which includes large, mid and small-cap companies. The target allocation for bond investments is 50% in a diversified portfolio, which includes corporate bonds.
The following table presents the fair values of domestic defined benefit and post-retirement benefit plan assets, by asset category (in millions):

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$1,610	$222	$1,388		$1,261		$1,261
International companies

Fixed income:
U.S. treasury bonds	223	223			294	$294
U.S. corporate bonds	911		911		876		876

Real estate (1)	1			$1	2			$2
Cash equivalents	221	221			409	357	52
Total	$2,966	$666	$2,299	$1	$2,842	$651	$2,189	$2
(1)This category includes industrial, office, apartments, hotels, infrastructure and retail investments which are limited partnerships predominately in the U.S. The inputs are valued by discounted cash flow analysis; comparable sale analysis and periodic external appraisals.
The following table presents the fair values of international defined benefit plan assets, by asset category (in millions):

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income:
International fixed income	$102	$102			$94	$94
Insurance contracts	174			$174	167			$167
Mortgages	52			52	33			33
Cash equivalents	42	42			52	52
Other	17	1		16	16			16
Total	$387	$145	$—	$242	$362	$146	$—	$216

11. Employee Retirement Plans (Continued)
The following table presents the changes in the fair value of the Level 3 assets relating to the Company’s international defined benefit plans (in millions):

	International
	Mortgages	Insurance contracts	Other
Balance as of December 31, 2023	$43	$195	$12
Actual return on plan assets relating to assets still held at the reporting date	2
Asset (sales) purchases	(12)	(1)	4
Change in insurance contract valuation		(27)
Balance as of December 31, 2024	$33	$167	$16
Actual return on plan assets relating to assets still held at the reporting date	2
Asset purchases	17	1
Change in insurance contract valuation		6
Balance as of December 31, 2025	$52	$174	$16
Credit Risk
38% of domestic plan assets are invested in bonds with an average credit rating of AA-. These bonds are subject to both credit and default risk and changes in the risk could lead to a decline in the value of these bonds.
Liquidity Risk
Less than 1% of the domestic securities are invested in Level 3 securities. These are long-term investments in private equity and private real estate investments that may not mature or be sellable in the near-term without significant loss.
As of December 31, 2025 and 2024, the amount of Corning common stock included in equity securities was not significant.
Cash Flow Data
The following table presents the gross benefit payments expected to be paid for domestic and international defined benefit pension plans and the postretirement medical and life plans (in millions):

	Expected benefit payments
	Domestic pension benefits	International pension benefits	Postretirement benefits
2026	$259	$32	$25
2027	$267	$40	$26
2028	$270	$39	$26
2029	$276	$40	$26
2030	$274	$42	$26
2031-2035	$1,406	$225	$131
Other Benefit Plans
Corning offers defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution plan expense was $128 million, $110 million and $118 million for the years ended December 31, 2025, 2024 and 2023, respectively.

12. Commitments, Contingencies and Guarantees
Guarantees
The Company is required, at the time a guarantee is issued, to recognize a liability for the fair value or market value of the obligation it assumes. In the normal course of business, the Company does not routinely provide significant third-party guarantees. Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase consideration adjustments related to attainment of milestones. These guarantees have various terms and none of these guarantees are individually significant. The Company believes a significant majority of these guarantees and contingent liabilities will expire without being funded.
Purchase Commitments
Purchase obligations are enforceable and legally binding obligations. The Company has purchase commitments primarily for raw materials and energy-related take-or-pay contracts. Commitments made under these obligations as of December 31, 2025 are as follows (in millions):

	Amount of commitment expiration per period
	Less than 1 year	1 to 3 years	3 to 5 years	5 years and thereafter
Purchase obligations	$283	$181	$103	$332
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
Dow Corning Environmental Claims

Beginning in September 2019, The Dow Chemical Company (“Dow”) formally notified Corning of certain environmental matters for which Dow asserts that it has or will experience losses arising from remediation and response at a number of sites. Subject to certain conditions and limits, Corning may have been required to indemnify Dow for up to 50% of such losses. In September 2025, Corning entered into a settlement agreement with Dow to fully resolve all outstanding environmental matters previously asserted under historical indemnification provisions. The resolution did not have a material impact on the Company’s consolidated financial statements for the periods presented. No further obligation remains under the settlement agreement.
Environmental Claims
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of December 31, 2025 and 2024, Corning had accrued approximately $89 million and $78 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

13. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis as of December 31, 2025 and 2024 (in millions):

	December 31, 2025			December 31, 2024
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$1,116	$95	$(19)	$928	$106	$(69)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4,333	29	(29)	2,339	14	(77)
Translated earnings contracts (4)	10,816	681	(224)	9,817	859	(327)
Cross currency swap contracts	798		(194)	439		(148)
Total derivatives	$17,063	$805	$(466)	$13,523	$979	$(621)

Current		$533	$(159)		$619	$(348)
Non-current		272	(307)		360	(273)
Total derivatives		$805	$(466)		$979	$(621)
(1)All of the Company’s derivative contracts are measured at fair value using Level 2 inputs within the fair value hierarchy, primarily based on quoted prices in active markets for similar instruments. Derivative assets are presented in other current assets or other assets on the consolidated balance sheets. Derivative liabilities are presented in other accrued liabilities or other liabilities on the consolidated balance sheets.
(2)The amounts as of December 31, 2025 and 2024 do not include total notional amounts of €750 million ($881 million equivalent) and €850 million ($884 million equivalent), respectively, of euro-denominated debt, which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of December 31, 2025 and 2024, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $1,116 million and $928 million, respectively, and fair value hedges of leased precious metals with a gross notional amount of 4,090 troy ounces and 12,694 troy ounces, respectively. Fair value liabilities include designated derivatives pertaining to precious metals lease contracts in the amount of $16 million as of December 31, 2025. Fair value assets include designated derivatives pertaining to precious metals lease contracts in the amount of $104 million as of December 31, 2024.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of December 31, 2025 and 2024, the Company has $229 million and $141 million, respectively, recorded in other accrued liabilities and $172 million recorded in other liabilities as of December 31, 2024 on the consolidated balance sheets.
The following table summarizes the total gross notional value for translated earnings contracts as of December 31, 2025 and 2024 (in millions):

	Year ended December 31,
	2025	2024
Forward contracts:
Japanese yen-denominated	$1,712	$259
South Korean won-denominated	2,413	1,151
Chinese yuan-denominated	1,179	864
New Taiwan dollar-denominated	483	503
Mexican peso-denominated	1,264	320
Euro-denominated	1,595	1,538
Option contracts:
Japanese yen-denominated	2,170	4,997
Euro-denominated		185
Total gross notional amount for translated earning contracts	$10,816	$9,817

13. Financial Instruments (Continued)
The following tables summarize the effect on the consolidated statements of income relating to Corning’s derivative financial instruments (in millions). The accumulated gain or loss included in accumulated other comprehensive loss on the consolidated balance sheets as of December 31, 2025 and 2024 is a gain $37 million and a loss of $11 million, respectively.

	Gain (loss) recognized in other comprehensive income (loss) (OCI) (1)			Location of gain (loss) reclassified from accumulated OCI into income effective (ineffective)	Gain (loss) reclassified from accumulated OCI into income
	2025	2024	2023		2025	2024	2023
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$56	$(18)	$81	Cost of sales	$(5)	$47	$49
				Other (expense) income, net	13	(1)	(3)
Total designated	$56	$(18)	$81		$8	$46	$46
(1)Amount includes a loss of $104 million, gain of $55 million and loss of $5 million during the years ended December 31, 2025, 2024 and 2023, respectively, relating to non-derivative financial instruments designated as a net investment hedge.

	Gain (loss) recognized in income
Undesignated derivatives	2025	2024	2023	Location of gain (loss) recognized in income
Foreign exchange contracts	$69	$(80)	$26	Other (expense) income, net
Translated earnings contracts (1)	150	83	161	Translated earnings contract gain, net
Cross currency swap contracts	(42)	(15)		Other (expense) income, net
Total undesignated	$177	$(12)	$187
(1)For the years ended December 31, 2025, 2024 and 2023, amount includes non-cash pre-tax realized losses of $295 million, $85 million and $53 million, respectively, related to the premiums of expired option contracts.
Leased Precious Metals Contracts

The carrying amount of the leased precious metals pool, which is included within property, plant and equipment, net of accumulated depreciation on the consolidated balance sheets, is $38 million and $58 million, respectively, as of December 31, 2025 and 2024. The carrying amount of the leased precious metals pool includes a cumulative fair value gain of $15 million and loss of $108 million as of December 31, 2025 and 2024, respectively. These gains and losses are offset by changes in the fair value of the hedges.
14. Share-Based Compensation
The following table presents share-based compensation cost and the unrecognized compensation cost by award type (in millions):

	Amount of share-based compensation cost recognized			Unrecognized compensation cost	Weighted-average remaining term (in years)
	Year ended December 31,			December 31,
	2025	2024	2023	2025
Time-based restricted stock and restricted stock units	$117	$141	$172	$53	1.7
Performance-based restricted stock units	161	123	36	41	1.5
Stock Options			2
Other	8	9	8
Total share-based compensation cost (1)	$286	$273	$218
(1)The income tax benefit realized from share-based compensation was $42 million, $9 million and $17 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, there were approximately 17 million unissued common shares available for future grants authorized under the Plans.

14. Share-Based Compensation (Continued)
Incentive Stock Plans
Time-Based Restricted Stock and Restricted Stock Units
The following table summarizes the changes in non-vested time-based restricted stock and restricted stock units during the year ended December 31, 2025:

	Number of shares (in thousands)	Weighted-average grant-date fair value
Non-vested as of December 31, 2024	8,456	$32.94
Granted	1,159	52.02
Vested	(4,083)	32.81
Forfeited	(167)	37.10
Non-vested as of December 31, 2025	5,365	$37.03
The total fair value of time-based restricted stock and restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was approximately $134 million, $208 million and $118 million, respectively.
Performance-Based Restricted Stock Units
The following table summarizes the changes in non-vested performance-based restricted stock units during the year ended December 31, 2025:

	Number of shares (in thousands)	Weighted-average grant-date fair value
Non-vested as of December 31, 2024	4,040	$33.28
Granted	1,507	50.27
Vested	(1,632)	33.70
Performance adjustments	1,003	47.71
Forfeited	(71)	47.16
Non-vested as of December 31, 2025	4,847	$41.24
The total fair value of performance-based restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was approximately $55 million, $47 million and $120 million, respectively.
Stock Options
During the year ended December 31, 2025, 1.7 million options were exercised and 9 thousand options were forfeited and expired with a weighted-average exercise price of $24.35 and $21.35, respectively. As of December 31, 2025, 2.5 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.07, weighted average remaining contractual term of 3.4 years and aggregate intrinsic value of $161 million. As of December 31, 2024, 4.2 million options were outstanding, vested and exercisable, with a weighted-average exercise price of $24.18.

The aggregate intrinsic value (market value of stock less option exercise price) represents the total pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2025, which would have been received by the option holders had all option holders exercised their “in-the-money” options as of that date.
There were no options granted in 2025, 2024 or 2023. There were no options that vested during the years ended December 31, 2025 and 2024. The total fair value of options that vested during the year ended December 31, 2023 was approximately $6 million.
Proceeds received from the exercise of stock options were $41 million, with a corresponding realized tax benefit of $12 million, for the year ended December 31, 2025. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was approximately $70 million, $56 million and $29 million, respectively.

15. Income Taxes
The following table presents the components of income before income taxes (in millions):

	Year ended December 31,
	2025	2024	2023
U.S. companies	$1,390	$303	$105
Non-U.S. companies	662	510	711
Income before income taxes	$2,052	$813	$816
The following table presents the current and deferred amounts of the provision for income taxes, based on the location of the taxing authority (in millions):

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$(339)	$(6)	$(8)
State and municipal	(26)	(6)	(13)
Foreign	(300)	(242)	(222)
Deferred:
Federal	324	63	76
State and municipal	19	6	7
Foreign	12	(36)	(8)
Provision for income taxes	$(310)	$(221)	$(168)

15. Income Taxes (Continued)
The following table presents the reconciliation of the statutory U.S. federal income tax rate to the effective tax rate (in millions):

	Year ended December 31, 2025
U.S. federal statutory tax rate	$431	21.0%

State and local income tax, net of federal (national) income tax effect (1)	1	—%

Foreign tax effects:
China:
Withholding taxes	87	4.2%
Other	0	—%

Other foreign jurisdictions	36	1.8%

Effect of changes in tax laws or rates enacted in the current period	0	—%

Effect of cross-border tax laws:
Foreign derived intangible income	(79)	(3.8%)
Other	9	0.4%

Tax credits:
Foreign tax credits	(113)	(5.5%)
Other	(19)	(0.9%)

Changes in valuation allowances	0	—%

Nontaxable or nondeductible items:
Share-based compensation	(36)	(1.8%)
Government incentives (IRA credits)	(32)	(1.6%)
Other	17	0.8%

Changes in unrecognized tax benefits	29	1.4%

Other adjustments	(21)	(1.0%)
Effective tax rate	$310	15.1%
(1)State tax predominantly relates to Pennsylvania, California, New Jersey, Illinois, Iowa and Georgia.

15. Income Taxes (Continued)
The following table presents the reconciliation of the statutory U.S. federal income tax rate to the effective tax rate:

	Year ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income tax provision (benefit), net of federal effect	0.2	(0.3)
Non-deductible Items	9.1	5.2
Release of cumulative translation losses	6.0
Audit settlements & change in reserve	4.8	4.8
Differential arising from foreign earnings (1)	1.6	0.3
Remeasurement of deferred tax assets and liabilities	(0.8)	(0.3)
Stock compensation	(0.9)	(2.1)
Valuation allowance	(2.3)	5.7
Foreign derived intangible income	(2.7)	(2.3)
Tax credits	(3.9)	(6.9)
Non-Taxable Items	(5.6)	(4.0)
Other items, net	0.7	(0.5)
Effective tax rate	27.2%	20.6%
(1)Includes impact of intercompany asset sales.
During the year ended December 31, 2025, the Company distributed $896 million from foreign subsidiaries to their respective U.S. parent companies. As of December 31, 2025, Corning has approximately $1.9 billion of indefinitely reinvested foreign earnings. It remains impracticable to calculate the tax cost of repatriating unremitted earnings which are considered indefinitely reinvested.
Income taxes paid, net of refunds, for the years ended December 31, 2024 and 2023 were $263 million and $213 million, respectively. The following table summarizes income tax payments, net of refunds by jurisdiction for the year ended December 31, 2025 (in millions):

Year ended December 31, 2025
U.S. - Federal (1)	$24
U.S. - State and municipal
Other (2)	9
Foreign
China	142
South Korea	42
Germany	17
Taiwan	17
Other (2)	32
Income taxes paid, net of refunds	$283
(1)The Company’s U.S. federal tax liabilities are substantially reduced by the use of tax credits and government incentives, which were primarily generated by Corning’s investments as discussed in Note 1 (Significant Accounting Policies).
(2)No single jurisdiction meets the separate reporting requirement for the 5% threshold.

15. Income Taxes (Continued)
The following table presents the tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities (in millions):

	December 31,
	2025	2024
Loss and tax credit carryforwards	$6,323	$218
Other assets	322	246
Research and development capitalization	518	428
Asset impairments and restructuring reserves	31	32
Postretirement medical and life benefits	83	90
Other accrued liabilities	428	375
Other employee benefits	326	291
Gross deferred tax assets	8,031	1,680
Valuation allowances	(6,202)	(173)
Total deferred tax assets	1,829	1,507
Intangible and other assets	(101)	(110)
Fixed assets	(158)	(212)
Finance leases	(204)	(192)
Total deferred tax liabilities	(463)	(514)
Net deferred tax assets	$1,366	$993
Previously, Luxembourg deferred tax assets from net operating losses were not recognized because their utilization was considered remote. As of December 31, 2025, the likelihood is now no longer remote but not more-likely-than-not, so the Company recognized $6.0 billion of deferred tax assets, fully offset by a valuation allowance.
Net deferred tax assets on the consolidated balance sheets consisted of the following (in millions):

	December 31,
	2025	2024
Deferred tax assets	$1,515	$1,130
Other liabilities	(149)	(137)
Net deferred tax assets	$1,366	$993
The following table presents details of the deferred tax assets for loss and tax credit carryforwards (in millions):

		Expiration
	Total	2026-2030	2031-2035	2036-2045	Indefinite
Net operating losses	$6,239	$44	$349	$1,439	$4,407
Tax credits	84		2	82
Balance as of December 31, 2025	$6,323	$44	$351	$1,521	$4,407
The following table presents the changes in the deferred tax valuation allowance (in millions):

	2025	2024	2023
Balance as of January 1	$173	$207	$166
Additions	6,047	26	66
Reductions	(18)	(60)	(25)
Balance as of December 31	$6,202	$173	$207

15. Income Taxes (Continued)
The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2025	2024	2023
Balance as of January 1	$411	$373	$206
Additions based on tax positions related to the current year	125	41	54
Additions for tax positions of prior years	22	6	127
Reductions for tax positions of prior years	(24)	(6)	(3)
Settlements and lapse of statute of limitations	(9)	(3)	(11)
Balance as of December 31	$525	$411	$373
The additions for tax positions of prior years were primarily due to tax audits, development of tax court cases and tax law changes in various jurisdictions.
As of December 31, 2025, unrecognized tax benefits that would impact the Company’s effective tax rate if recognized were $244 million.
Interest and penalties associated with uncertain tax positions are recognized as part of tax expense. For the years ended December 31, 2025, 2024 and 2023, the amount recognized was not material.
Corning Incorporated, as the common parent company, and all 80%-or-more-owned of its U.S. subsidiaries join in the filing of consolidated U.S. federal income tax returns. The statute of limitations is closed for all periods ending through December 31, 2013. All returns for periods ended through December 31, 2014, have been audited by and settled with the Internal Revenue Service (“IRS”).
The IRS is currently conducting examinations of the Company’s U.S. federal income tax returns for the years 2015 through 2018 and 2019 through 2020, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If challenged, Corning believes that it is more likely than not to sustain its position relating to these matters. However, if the Company is ultimately unsuccessful in defending its position, the impact could be material to its consolidated financial statements.
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
Corning’s foreign subsidiaries file income tax returns in the countries where their operations are located. Generally, these countries have statutes of limitations ranging from 3 to 10 years. The statute of limitations is closed through the following years in these major jurisdictions: China (2016), Japan (2014), Taiwan (2020) and South Korea (2009).
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2010 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. During 2023, $99 million was no longer under dispute and was refunded to the Company. The non-current receivable balance was $248 million and $253 million as of December 31, 2025 and December 31, 2024, respectively, for the amount on deposit with the South Korean government. Subsequently, on February 11, 2026, the Company received a final unfavorable ruling relating to a tax dispute for the tax years 2010-2012. As a result, the Company will reduce its receivable balance by approximately $92 million through a noncash charge to the income tax provision in the first quarter of 2026. Despite this ruling, Corning continues to believe that it is more likely than not that the Company will prevail in the appeals process relating to the remaining matters.

16. Shareholders’ Equity
Common Stock Dividends
On February 11, 2026, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share common stock, which will be payable on March 30, 2026.
On February 12, 2025, May 1, 2025, June 25, 2025 and October 8, 2025, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which was paid on March 28, 2025, June 27, 2025, September 29, 2025 and December 12, 2025.
Fixed Rate Cumulative Convertible Preferred Stock, Series A
The Company had 2,300 outstanding shares of Fixed Rate Cumulative Convertible Preferred Stock, Series A (the “Preferred Stock”) as of December 31, 2020 held by Samsung Display Co., Ltd. (“SDC”). On January 16, 2021, the Preferred Stock became convertible into 115 million common shares. On April 5, 2021 Corning and SDC executed the Share Repurchase Agreement (“SRA”), and the Preferred Stock was fully converted as of April 8, 2021. Immediately following the conversion, Corning repurchased and retired 35 million of the common shares held by SDC for an aggregate purchase price of approximately $1.5 billion, of which approximately $507 million was paid in April in each of 2023, 2022 and 2021.
Pursuant to the SRA, with respect to the remaining 80 million common shares outstanding held by SDC, 58 million common shares are subject to a seven-year lock-up period expiring in 2027. The remaining 22 million common shares can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of December 31, 2025 and 2024, the fair value of the liability associated with this option, measured using Level 2 significant other observable inputs, was not material.
Share Repurchases
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of December 31, 2025, approximately $3.0 billion remains available under the Company’s 2019 Authorization.
During the years ended December 31, 2025 and 2024, the Company repurchased 3.2 million and 4.4 million shares of common stock for approximately $163 million and $165 million, respectively. No shares were repurchased during the year ended December 31, 2023.

16. Shareholders’ Equity (Continued)
The following table presents changes in capital stock (in millions):

	Common stock		Treasury stock
	Shares	Par value	Shares	Cost
Balance as of December 31, 2022	1,820	$910	(977)	$(20,532)

Shares issued to benefit plans and for option exercises	11	6
Other, net (1)			(3)	(105)
Balance as of December 31, 2023	1,831	$916	(980)	$(20,637)

Shares issued to benefit plans and for option exercises	10	5
Shares purchased for treasury, net			(4)	(163)
Other, net (1)			(3)	(82)
Balance as of December 31, 2024	1,841	$921	(987)	$(20,882)

Shares issued to benefit plans and for option exercises	8	3
Shares purchased for treasury			(3)	(163)
Other, net (1)			(2)	(98)
Balance as of December 31, 2025	1,849	$924	(992)	$(21,143)
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

16. Shareholders’ Equity (Continued)
Accumulated Other Comprehensive Loss
The following table presents the changes in the components of accumulated other comprehensive loss, including the proportionate share of equity method investees’ accumulated other comprehensive loss (in millions) (1):

	Foreign currency translation adjustments and other	Unamortized actuarial gains (losses) and prior service (costs) credits	Net unrealized losses on investments	Realized and unrealized gains (losses) on derivatives	Accumulated other comprehensive loss
Balance as of December 31, 2022	$(1,712)	$(118)	$(3)	$3	$(1,830)

Other comprehensive (loss) income before reclassifications (2)	$(235)	$1		$71	$(163)
Amounts reclassified from accumulated other comprehensive loss (5)		(25)		(35)	(60)
Equity method affiliates (6)	5				5
Net current-period other comprehensive (loss) income	(230)	(24)	—	36	(218)
Balance as of December 31, 2023	$(1,942)	$(142)	$(3)	$39	$(2,048)

Other comprehensive (loss) income before reclassifications (3)	$(713)	$192		$(45)	$(566)
Amounts reclassified from accumulated other comprehensive loss (5)	145	(8)		(46)	91
Equity method affiliates (6)	(20)				(20)
Net current-period other comprehensive (loss) income	(588)	184	—	(91)	(495)
Balance as of December 31, 2024	$(2,530)	$42	$(3)	$(52)	$(2,543)

Other comprehensive income (loss) before reclassifications (4)	$361	$(18)		$112	$455
Amounts reclassified from accumulated other comprehensive loss (5)		(31)		(8)	(39)
Equity method affiliates (6)	22				22
Net current-period other comprehensive (loss) income	383	(49)	—	104	438
Balance as of December 31, 2025	$(2,147)	$(7)	$(3)	$52	$(2,105)
(1)All amounts are after tax. Amounts in parentheses indicate debits to accumulated other comprehensive loss.
(2)Amounts are net of total tax benefit of $19 million, primarily driven by $12 million and $8 million related to foreign currency translation adjustments and the hedging component, respectively, offset by negative impacts of $1 million related to retirement plans.
(3)Amounts are net of total tax benefit of $21 million, primarily driven by $50 million and $29 million related to foreign currency translation adjustments and the hedging component, respectively, offset by negative impacts of $58 million related to retirement plans.
(4)Amounts are net of total tax provision of $13 million, primarily driven by $35 million related to hedging component, offset by positive impacts of $17 million and $5 million related to foreign currency translation adjustments and retirement plans, respectively.
(5)Tax effects of reclassifications are disclosed in the following table.
(6)Tax effects related to equity method affiliates are not significant in the reported periods.

16. Shareholders’ Equity (Continued)
The following table presents reclassifications out of accumulated other comprehensive loss (“AOCI”) by component (in millions) (1):

	Amount reclassified from AOCI			Affected line item on the consolidated statements of income
	Year ended December 31
Details about AOCI Components	2025	2024	2023

Release of cumulative translation losses (2)		$(145)		Other (expense) income, net
				Provision for income taxes
	$—	$(145)	$—

Amortization of net actuarial gains (3)	$38	$48	$39	Other (expense) income, net
Amortization of prior service credit (cost) (3)	3	(38)	(1)	Other (expense) income, net
	41	10	38
	(10)	(2)	(13)	Provision for income taxes
	$31	$8	$25

Realized gains on designated hedges	$(5)	$47	$49	Cost of sales
	13	(1)	(3)	Other (expense) income, net
	8	46	46
	—	—	(11)	Provision for income taxes
	$8	$46	$35

Total reclassifications for the period	$39	$(91)	$60
(1)Amounts in parentheses indicate debits to the consolidated statements of income.
(2)For the year ended December 31, 2024, amount relates to the recognition of non-cash cumulative foreign currency translation losses related to the substantial liquidation and disposition of foreign entities, which was recorded in other (expense) income, net on the consolidated statements of income.
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
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Year ended December 31,
	2025	2024	2023
Net income attributable to Corning Incorporated	$1,596	$506	$581

Weighted-average common shares outstanding - basic	855	853	848
Effect of dilutive securities:
Stock options and other awards	16	16	11
Weighted-average common shares outstanding - diluted	871	869	859
Basic earnings per common share	$1.87	$0.59	$0.69
Diluted earnings per common share	$1.83	$0.58	$0.68

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	0	0	2
Total	0	0	2

18. Reportable Segments
As of January 1, 2025, the Company began managing its Automotive Glass Solutions business together with its Environmental Technologies business, forming its Automotive segment, and its Display Technologies segment was renamed to “Display.”

The segment information presented below has been recast for the comparative periods presented for the Automotive segment.

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
•Automotive – manufactures ceramic substrates and filter products for emissions control systems in mobile applications; as well as technical glass and optic products and solutions for the interior and exterior of vehicles.
•Life Sciences – develops, manufactures, and supplies laboratory products, including labware, equipment, media, serum and reagents, enabling workflow solutions for drug discovery and bioproduction.

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as Hemlock and Emerging Growth Businesses. This group is primarily comprised of the results of HSG, a leading provider of high-purity polysilicon products for the solar power and electronics industries, and our businesses that transform polysilicon into solar wafers and solar modules. Additionally, this group includes Pharmaceutical Technologies, the Emerging Innovations Group, and other businesses and certain corporate investments.
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

The constant-currency rates established for core performance measures are long-term management-determined rates, which are closely aligned with the Company’s hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts and foreign-denominated debt. Effective January 1, 2025, management updated the constant-currency rates and the updated rates were applied prospectively beginning with reporting periods in 2025. Comparative results were not recast and are reported based on the 2024 and 2023 rates.

18. Reportable Segments (Continued)
Constant-currency rates used are as follows and are applied to the respective periods presented and to all foreign exchange exposures during the period, even though the Company may be less than 100% hedged:

Currency	Japanese yen	South Korean won	Chinese yuan	New Taiwan dollar	Mexican peso	Euro
2023 - 2024 Rate	¥107	₩1,175	¥6.7	NT$31	MX$20	€0.81
2025 Rate	¥120	₩1,250	¥6.9	NT$31	MX$21	€0.88
In addition, certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income to net income. These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: the impact of translating foreign denominated debt, the impact of the translated earnings contracts, acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments and other items which do not reflect the ongoing operating results of the segment. Although these amounts are excluded from segment results, they are included in reported consolidated results.
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

18. Reportable Segments (Continued)
The following provides selected segment information as described above:
Segment Information (in millions)

	Optical Communications	Display	Specialty Materials	Automotive	Life Sciences	Hemlock and Emerging Growth Businesses	Total

For the year ended December 31, 2025
Segment net sales	$6,274	$3,697	$2,211	$1,794	$972	$1,460	$16,408
Less:
Research, development and engineering expenses (1)	308	97	277	146	25	92	945
Depreciation (2)	271	421	159	163	61	150	1,225
Other segment items (3)	4,343	1,927	1,310	1,133	809	1,237	10,759
Income tax provision (4)	304	259	98	74	16	7	758
Segment net income (loss)	$1,048	$993	$367	$278	$61	$(26)	$2,721
Investment in affiliated companies, at equity	$5	$99	$15	$—	$—	$183	$302
Segment assets (5)	$4,029	$6,685	$2,551	$2,395	$795	$3,409	$19,864
Capital expenditures	$459	$302	$192	$76	$24	$234	$1,287

For the year ended December 31, 2024
Segment net sales	$4,657	$3,872	$2,018	$1,846	$979	$1,097	$14,469
Less:
Research, development and engineering expenses (1)	274	110	253	163	22	105	927
Depreciation (2)	267	446	153	174	67	112	1,219
Other segment items (3)	3,330	2,047	1,283	1,178	810	815	9,463
Income tax provision (4)	174	263	69	70	17	23	616
Segment net income	$612	$1,006	$260	$261	$63	$42	$2,244
Investment in affiliated companies, at equity	$4	$90	$15	$—	$—	$181	$290
Segment assets (5)	$3,506	$6,596	$2,489	$2,366	$800	$1,869	$17,626
Capital expenditures	$193	$256	$107	$65	$15	$161	$797

For the year ended December 31, 2023
Segment net sales	$4,012	$3,532	$1,865	$1,893	$959	$1,319	$13,580
Less:
Research, development and engineering expenses (1)	238	102	229	157	33	104	863
Depreciation (2)	263	481	149	164	69	109	1,235
Other segment items (3)	2,903	1,887	1,232	1,205	794	947	8,968
Income tax provision (4)	130	220	53	77	13	48	541
Segment net income	$478	$842	$202	$290	$50	$111	$1,973
Investment in affiliated companies, at equity	$3	$105	$11	$—	$3	$174	$296
Segment assets (5)	$3,241	$7,899	$2,476	$2,480	$782	$1,700	$18,578
Capital expenditures	$176	$363	$175	$79	$41	$255	$1,089
(1)Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(2)Depreciation expense includes an allocation of depreciation or corporate property not specifically identifiable to a segment.
(3)Other segment items for each reportable segment and Hemlock and Emerging Growth Businesses primarily include the cost of materials, salaries, wages and benefits, including variable compensation, and selling, general and administrative expenses.
(4)Income tax provision reflects a tax rate of 21%.
(5)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation, and associated equity companies.

18. Reportable Segments (Continued)
The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Year ended December 31,
	2025	2024	2023
Net sales of reportable segments	$14,948	$13,372	$12,261
Net sales of Hemlock and Emerging Growth Businesses	1,460	1,097	1,319
Impact of constant-currency reporting (1)	(779)	(1,309)	(992)
Impairment of upfront fees to a customer (2)		(42)
Consolidated net sales	$15,629	$13,118	$12,588
(1)This amount primarily represents the impact of foreign currency adjustments in the Display segment.
(2)Amount represents non-cash charges to write-down upfront payments made to a customer. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) to the consolidated financial statements for additional information.
The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Year ended December 31,
	2025	2024	2023
Net income of reportable segments	$2,747	$2,202	$1,862
Net (loss) income of Hemlock and Emerging Growth Businesses	(26)	42	111
Unallocated amounts:
Impact of constant-currency reporting	(665)	(989)	(744)
Translated earnings contract gain, net	150	83	161
Translation (loss) gain on foreign denominated debt, net	(52)	104	100
Litigation, regulatory and other legal matters	(63)	(12)	(61)
Research, development, and engineering expense (1)(2)	(159)	(151)	(162)
Amortization of intangibles	(110)	(121)	(122)
Interest expense, net	(260)	(248)	(244)
Income tax benefit	448	395	373
Pension mark-to-market	(33)	(3)	(15)
Severance charges (2)	(26)	(45)	(187)
Capacity optimization and other charges and credits (3)	(23)	(362)	(284)
Loss on sale of business	(11)	(31)
Other corporate items	(175)	(272)	(140)
Net income	$1,742	$592	$648
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

18. Reportable Segments (Continued)
The following table presents a reconciliation of total assets of reportable segments to consolidated total assets (in millions):

	December 31,
	2025	2024	2023
Total assets of reportable segments	$16,455	$15,757	$16,878
Total assets of Hemlock and Emerging Growth Businesses	3,409	1,869	1,700
Unallocated amounts:
Current assets (1)	3,060	2,881	2,522
Investments (2)	210	104	119
Property, plant and equipment, net (3)	1,139	1,133	1,038
Other non-current assets (4)	6,703	5,991	6,243
Total assets	$30,976	$27,735	$28,500
(1)Includes cash, other receivables, prepaid expenses and current portion of long-term derivative assets.
(2)Represents other corporate investments.
(3)Represents corporate property not specifically identifiable to an operating segment.
(4)Includes goodwill, other intangible assets, pension assets, long-term derivative assets, right of use assets and deferred income taxes.

18. Reportable Segments (Continued)
The following table presents selected financial information about the Company’s product lines and reportable segments (in millions):

	Year ended December 31,
Revenue from external customers	2025	2024	2023

Optical Communications
Carrier network	$3,079	$2,678	$2,686
Enterprise network	3,195	1,979	1,326
Total Optical Communications	6,274	4,657	4,012

Display	3,697	3,872	3,532

Specialty Materials
Corning® Gorilla® Glass	1,386	1,224	1,136
Advanced optics and other specialty glass	825	794	729
Total Specialty Materials	2,211	2,018	1,865

Automotive
Auto, Glass and other	1,266	1,279	1,250
Diesel	528	567	643
Total Automotive	1,794	1,846	1,893

Life Sciences
Labware	469	490	487
Cell culture products	503	489	472
Total Life Science	972	979	959

Hemlock and Emerging Growth Businesses
Polycrystalline Silicon	955	865	1,014
Other	505	232	305
Total Hemlock and Emerging Growth Businesses	1,460	1,097	1,319

Net sales of reportable segments	14,948	13,372	12,261
Net sales of Hemlock and Emerging Growth Businesses	1,460	1,097	1,319
Impact of constant-currency reporting (1)	(779)	(1,309)	(992)
Impairment of upfront fees to a customer (2)		(42)
Consolidated net sales	$15,629	$13,118	$12,588
(1)This amount primarily represents the impact of foreign currency adjustments in the Display segment.
(2)Amount represents non-cash charges to write-down upfront payments made to a customer. Refer to Note 2 (Restructuring, Impairment and Other Charges and Credits) for additional information.

18. Reportable Segments (Continued)
The following table presents information relating to the Company’s operations by geographic area (in millions):

	2025		2024		2023
	Net sales (1)	Long-lived assets (2)	Net sales (1)	Long-lived assets (2)	Net sales (1)	Long-lived assets (2)

North America:
United States	$6,760	$10,242	$5,172	$8,617	$4,439	$8,698
Canada	236	86	256	83	317	95
Mexico	109	216	127	203	84	211
Total North America	7,105	10,544	5,555	8,903	4,840	9,004

Asia Pacific:
Japan	682	26	688	125	667	388
Taiwan	1,032	1,322	1,019	1,281	855	1,515
China	4,971	4,422	4,694	4,291	4,439	4,575
Korea	420	2,806	486	2,671	418	3,092
Other	541	83	424	88	620	88
Total Asia Pacific	7,646	8,659	7,311	8,456	6,999	9,658

Europe:
Germany	463	419	494	400	535	464
Other	949	881	926	827	998	956
Total Europe	1,412	1,300	1,420	1,227	1,533	1,420

All Other	245	22	183	27	208	53
Total	$16,408	$20,525	$14,469	$18,613	$13,580	$20,135
(1)Net sales are attributed to countries based on location of customer.
(2)Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.