Form 10-Q
period 2026-03-31
CORNING INC /NY
filed 2026-05-01
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2026
Corning’s Common Stock, $0.50 par value per share	860,637,825 shares

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended March 31,
	2026	2025
Net sales	$4,144	$3,452
Cost of sales	2,616	2,238

Gross margin	1,528	1,214

Operating expenses:
Selling, general and administrative expenses	588	471
Research, development and engineering expenses	278	270
Amortization of purchased intangibles	23	28

Operating income	639	445

Interest income	9	12
Interest expense	(92)	(82)
Translated earnings contract loss, net (Note 9)	(16)	(101)
Other expense, net	(11)	(34)

Income before income taxes	529	240
Provision for income taxes (Note 11)	(121)	(55)

Net income	408	185

Net income attributable to non-controlling interest	(37)	(28)

Net income attributable to Corning Incorporated	$371	$157

Earnings per common share available to common shareholders:
Basic (Note 13)	$0.43	$0.18
Diluted (Note 13)	$0.43	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended March 31,
	2026	2025
Net income	$408	$185

Foreign currency translation adjustments and other (Note 12)	(171)	161
Unamortized losses and prior service costs for postretirement benefit plans	(4)	(5)
Realized and unrealized (losses) gains on derivatives	(11)	27
Other comprehensive (loss) income, net of tax	(186)	183

Comprehensive income	222	368

Comprehensive income attributable to non-controlling interest	(37)	(28)

Comprehensive income attributable to Corning Incorporated	$185	$340
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets

Current assets:
Cash and cash equivalents	$1,755	$1,526
Trade accounts receivable, net of doubtful accounts - $27 and $27	2,676	2,779
Inventories (Note 3)	3,279	3,077
Other current assets (Note 5)	1,816	1,554
Total current assets	9,526	8,936

Property, plant and equipment, net of accumulated depreciation - $15,162 and $15,229	14,785	14,825
Goodwill	2,479	2,489
Other intangible assets, net	632	657
Deferred income taxes (Note 11)	1,569	1,515
Other assets (Note 5)	2,262	2,554

Total Assets	$31,253	$30,976

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 6)	$1,255	$804
Accounts payable	2,251	1,979
Other accrued liabilities (Notes 5 and 8)	2,410	2,845
Total current liabilities	5,916	5,628

Long-term debt (Note 6)	7,718	7,630
Postretirement benefits other than pensions (Note 7)	311	314
Other liabilities (Notes 5 and 8)	4,959	5,097
Total liabilities	18,904	18,669

Commitments and contingencies (Note 8)
Shareholders’ equity: (Note 12)
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.9 billion and 1.8 billion	925	924
Additional paid-in capital – common stock	17,704	17,580
Retained earnings	16,680	16,551
Treasury stock, at cost; Shares held: 993 million and 992 million	(21,206)	(21,143)
Accumulated other comprehensive loss	(2,291)	(2,105)
Total Corning Incorporated shareholders’ equity	11,812	11,807
Non-controlling interest	537	500
Total equity	12,349	12,307

Total Liabilities and Equity	$31,253	$30,976
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$408	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	334	291
Amortization of purchased intangibles	23	28
Share-based compensation expense	115	54
Translation (gain) loss on foreign denominated debt, net	(6)	43
Deferred tax benefit	(62)	(50)
Translated earnings contract loss, net	16	101
Changes in assets and liabilities:
Trade accounts receivable	12	10
Inventories	(232)	(146)
Other current assets	(56)	(30)
Accounts payable and other current liabilities	(80)	(253)
Customer deposits and government incentives	(171)	(16)
Deferred income	(38)	(29)
Other, net	99	(37)
Net cash provided by operating activities	362	151

Cash Flows from Investing Activities:
Capital expenditures	(332)	(208)
Proceeds from CHIPS Act incentives	8
Realized gains on translated earnings contracts and other	150	56
Other, net	(29)	(13)
Net cash used in investing activities	(203)	(165)

Cash Flows from Financing Activities:
Repayments of debt	(13)	(47)
Proceeds from issuance of debt and short-term borrowings	427
Proceeds from cross currency swap		24
Payments of employee withholding tax on stock awards	(63)	(29)
Proceeds from exercise of stock options	14	11
Purchases of common stock for treasury		(100)
Dividends paid	(244)	(242)
Other, net	(62)	(20)
Net cash provided by (used in) financing activities	59	(403)
Effect of exchange rates on cash	(5)	8
Net increase (decrease) in cash and cash equivalents and restricted cash	213	(409)
Cash and cash equivalents and restricted cash at beginning of period	1,566	1,768
Cash and cash equivalents and restricted cash at end of period	$1,779	$1,359
Restricted cash included in other current assets	24
Cash and cash equivalents at end of period	$1,755	$1,359
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2025	$924	$17,580	$16,551	$(21,143)	$(2,105)	$11,807	$500	$12,307
Net income			371			371	37	408
Other comprehensive loss					(186)	(186)		(186)
Shares issued to benefit plans and for option exercises	1	124				125		125
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(63)		(63)		(63)
Balance as of March 31, 2026	$925	$17,704	$16,680	$(21,206)	$(2,291)	$11,812	$537	$12,349

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
Net income			157			157	28	185
Other comprehensive income					183	183		183
Purchase of common stock for treasury				(100)		(100)		(100)
Shares issued to benefit plans and for option exercises	1	63				64		64
Common dividends ($0.28 per share)			(244)			(244)		(244)
Other, net (1)				(30)		(30)		(30)
Balance as of March 31, 2025	$922	$17,327	$15,839	$(21,012)	$(2,360)	$10,716	$412	$11,128
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
The consolidated financial statements include the accounts of Corning Incorporated and its consolidated subsidiaries (collectively, the “Company”), consisting of its wholly-owned subsidiaries, partially-owned subsidiaries in which the Company holds a controlling financial interest through ownership of a majority of the voting interests and those entities in which the Company has a variable interest and of which the Company is the primary beneficiary, and are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods presented. All intercompany balances, transactions and profits have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The results of operations for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.
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
The non-controlling interest recorded on the consolidated financial statements represents amounts attributable to the minority shareholders of less-than-wholly-owned consolidated subsidiaries, including Hemlock Semiconductor Operations, a majority owned entity within our Solar segment, and US Conec, a variable interest entity within our Optical Communications segment, of which the Company is the primary beneficiary, and other subsidiaries.
Certain prior year amounts have been reclassified to conform to the current year presentation, including a recast of the Company’s segment related disclosures to align with its new reportable segments as of the first quarter of fiscal year 2026. Refer to Note 14 (Reportable Segments) for additional information. These reclassifications had no impact on the results of operations, financial position or changes in shareholders’ equity.

2. Revenue
Disaggregated Revenue
The following table presents revenues by product category. The product category classifications have been updated and the comparative period has been recast due to changes in how the business is being managed as of the first quarter of fiscal year 2026 (in millions):

	Three months ended March 31,
	2026	2025
Optical communications products	$1,846	$1,355
Electronics glass and advanced optics products	1,215	1,199
Automotive products	441	426
Polycrystalline silicon and solar products	370	206
Life Sciences products	228	228
All other products	44	38
Total revenue	$4,144	$3,452
Customer Deposits
As of March 31, 2026 and December 31, 2025, Corning had customer deposits of approximately $1.3 billion and $1.5 billion, respectively. Most of these customer deposits were non-refundable and allowed customers to secure rights to products produced by Corning under long-term supply agreements, generally over a period of up to 10 years. As products are delivered to customers, Corning will recognize revenue and reduce the amount of the customer deposit liability.
For the three months ended March 31, 2026 and 2025, customer deposits recognized were $186 million and $62 million, respectively. The increase in customer deposits recognized during the three months ended March 31, 2026 as compared to the prior year is primarily due to revenue recognized for a contract for which no further performance obligations remained.
Refer to Note 5 (Other Assets and Other Liabilities) for additional information.
Deferred Revenue
As of March 31, 2026 and December 31, 2025, Corning had deferred revenue of approximately $737 million and $775 million, respectively. Deferred revenue was primarily related to the performance obligations of non-refundable consideration previously received by Hemlock Semiconductor Group, a business within our Solar segment, from its customers under long-term supply agreements.
Deferred revenue is tracked on a per-customer contract-unit basis. As customers take delivery of the committed volumes under the terms of the contract, a per-unit amount of deferred revenue is recognized when control of the promised goods is transferred to the customer based upon the units delivered compared to the remaining contractual units. For the three months ended March 31, 2026 and 2025, deferred revenue recognized was $45 million and $39 million, respectively.
Refer to Note 5 (Other Assets and Other Liabilities) for additional information.

3. Inventories
Inventories consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Finished goods	$1,420	$1,383
Work in process	697	618
Raw materials and accessories	627	564
Supplies and packing materials	535	512
Inventories	$3,279	$3,077
4. Leases
Recently commenced leases
During the first quarter of 2026, the Company commenced and recognized $149 million of right-of use assets and lease liabilities under various leases for equipment placed in service within the solar manufacturing facility in Hemlock, Michigan. These leases were classified as finance leases, with lease terms ranging from five to eight years. Related to these assets, the Company recognized $49 million in Advanced Manufacturing Investment Credits under Section 48D of the Internal Revenue Code, as amended under the One Big Beautiful Bill Act, (“48D credits”) which reduced the carrying value of these right-of-use assets.
Leases not yet commenced
The Company has entered into various leases that have not yet commenced in an aggregate amount of approximately $413 million as of March 31, 2026, on an undiscounted basis, primarily for production-related equipment associated with the solar manufacturing facility in Hemlock, Michigan. The leases are expected to commence in 2026 with lease terms ranging from five to 16 years. The leases are expected to be classified as finance leases and the amount of right-of-use assets and lease liabilities will be determined and recorded upon lease commencement. Once placed in service, the Company will reduce the amount of right-of-use assets by any 48D credits, which are estimated to be approximately $80 million.

5. Other Assets and Other Liabilities
Other assets consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Current assets:
Derivative instruments (Note 9)	$526	$533
Government incentives	452	163
Other current assets	838	858
Other current assets	$1,816	$1,554

Non-current assets:
Derivative instruments (Note 9)	$337	$272
Government incentives	134	330
South Korean tax deposits (Note 11)	135	248
Operating leases	856	860
Investments	488	512
Other non-current assets	312	332
Other assets	$2,262	$2,554
Other liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Current liabilities:
Wages and employee benefits	$529	$866
Income taxes	93	98
Derivative instruments (Note 9)	174	159
Deferred revenue (Note 2)	231	226
Customer deposits (Note 2)	183	160
Short-term operating leases	99	97
Other current liabilities	1,101	1,239
Other accrued liabilities	$2,410	$2,845

Non-current liabilities:
Defined benefit pension plan liabilities	$592	$587
Derivative instruments (Note 9)	370	307
Deferred revenue (Note 2)	506	549
Customer deposits (Note 2)	1,136	1,335
Contingent consideration	155	136
Deferred tax liabilities	121	149
Long-term operating leases	852	846
Other non-current liabilities	1,227	1,188
Other liabilities	$4,959	$5,097

6. Debt
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $7.3 billion compared to recorded book values of $7.7 billion and $7.6 billion as of March 31, 2026 and December 31, 2025, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
The Company maintains a revolving credit facility (the “Revolving Credit Facility”), which provides a committed $1.5 billion unsecured multi-currency line of credit and expires in 2030. As of March 31, 2026, there were no outstanding amounts under the Revolving Credit Facility.
Certain of Corning’s subsidiaries are the obligors to Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and related corporate purposes. During the three months ended March 31, 2026, the Company entered into new Chinese yuan-denominated variable rate loan facilities and incurred $427 million in short-term borrowings under these facilities. As of March 31, 2026, the amount outstanding under these facilities totaled $812 million, of which $754 million is due within one year. These facilities had variable interest rates ranging from 2.2% to 2.9%, respectively, and maturities ranging from 2026 to 2032. The unused capacity as of March 31, 2026 was not material. The amount outstanding under these facilities as of December 31, 2025 totaled $384 million.
7. Employee Retirement Plans
The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other expense, net in the consolidated statements of income (in millions):

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Service cost	$26	$24	$1	$1
Interest cost	45	47	3	4
Expected return on plan assets	(52)	(50)
Amortization of actuarial net gain			(6)	(6)
Amortization of prior service cost (credit)	1	1	(1)	(2)
Total pension and postretirement benefit expense (income)	$20	$22	$(3)	$(3)
8. Commitments and Contingencies
Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized below. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on Corning’s consolidated financial position, liquidity or results of operations, is remote.

Environmental Claims
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 20 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of March 31, 2026 and December 31, 2025, Corning had accrued approximately $87 million and $89 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

9. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	March 31, 2026			December 31, 2025
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$993	$77		$1,116	$95	$(19)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,289	17	$(33)	4,333	29	(29)
Translated earnings contracts (4)	13,104	769	(314)	10,816	681	(224)
Cross currency swap contracts	1,092		(197)	798		(194)
Total derivatives	$18,478	$863	$(544)	$17,063	$805	$(466)

Current		$526	$(174)		$533	$(159)
Non-current		337	(370)		272	(307)
Total derivatives		$863	$(544)		$805	$(466)
(1)All of the Company’s derivative contracts are measured at fair value using Level 2 within the fair value hierarchy, primarily based on quoted prices in active markets for similar instruments. Derivative assets are presented in other current assets or other assets on the consolidated balance sheets. Derivative liabilities are presented in other accrued liabilities or other liabilities on the consolidated balance sheets.
(2)The amounts as of March 31, 2026 and December 31, 2025 do not include total notional amounts of €750 million ($859 million equivalent) and €750 million ($881 million equivalent), respectively, of euro-denominated debt, which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of March 31, 2026, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $993 million. As of December 31, 2025, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $1,116 million and fair value hedges of leased precious metals with a gross notional amount of 4,090 troy ounces. Fair value liabilities include designated derivatives pertaining to precious metals lease contracts in the amount of $16 million as of December 31, 2025.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of March 31, 2026 and December 31, 2025, the Company has $218 million and $229 million, respectively, recorded in other accrued liabilities and $97 million recorded in other liabilities as of March 31, 2026 on the consolidated balance sheets.
The following table summarizes the total gross notional amount for translated earnings contracts (in millions):

	March 31, 2026	December 31, 2025
Forward contracts:
Japanese yen-denominated	$1,791	$1,712
South Korean won-denominated	2,634	2,413
Chinese yuan-denominated	1,582	1,179
New Taiwan dollar-denominated	903	483
Mexican peso-denominated	2,191	1,264
Euro-denominated	1,557	1,595
Option contracts:
Japanese yen-denominated	2,413	2,170
South Korean won-denominated	33
Total gross notional amount for translated earnings contracts	$13,104	$10,816

The following tables summarize the effect on the consolidated statements of income relating to Corning’s derivative financial instruments (in millions). The accumulated gain or loss included in accumulated other comprehensive loss on the consolidated balance sheets as of March 31, 2026 and December 31, 2025 is a gain of $53 million and $37 million, respectively.

	Three months ended March 31,
	Gain recognized in other comprehensive income (OCI) (1)		Location of gain (loss) reclassified from accumulated OCI into income effective (ineffective)	Gain (loss) reclassified from accumulated OCI into income
	2026	2025		2026	2025
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$30	$—	Cost of sales	$13	$(7)
			Other expense, net	2	1
Total designated	$30	$—		$15	$(6)
(1)Amount includes a gain of $22 million and a loss of $33 million during the three months ended March 31, 2026 and 2025, respectively, relating to non-derivative financial instruments designated as net investment hedges.

	(Loss) gain recognized in income		Location of (loss) gain recognized in income
	Three months ended March 31,
Undesignated derivatives	2026	2025
Foreign exchange contracts	$(35)	$38	Other expense, net
Translated earnings contracts (1)	(16)	(101)	Translated earnings contract loss, net
Cross currency swap contracts	(11)		Other expense, net
Total undesignated	$(62)	$(63)
(1)For the three months ended March 31, 2026 and 2025, amount includes non-cash pre-tax realized losses of $90 million and $40 million, respectively, related to the premiums of expired option contracts.

10. Share-Based Compensation
Total share-based compensation expense was $115 million and $54 million for the three months ended March 31, 2026 and 2025, respectively. The income tax benefit realized from share-based compensation for the three months ended March 31, 2026 and 2025 was $34 million and $8 million, respectively.
The increase in share‑based compensation expense and the related income tax benefit for the three months ended March 31, 2026 was primarily driven by an increase in the Company’s stock price year over year, which increased the fair value of performance-based restricted stock units and the related income tax benefits realized for awards that vest during the period.

11. Income Taxes
The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended March 31,
	2026	2025
Provision for income taxes	$(121)	$(55)
Effective tax rate	22.9%	22.9%
For the three months ended March 31, 2026, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to the impact of an unfavorable tax ruling in South Korea partially offset by changes in reserves, adjustments to share-based compensation, government incentives and foreign-derived deduction eligible income.

For the three months ended March 31, 2025, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, partially offset by foreign-derived intangible income and non-taxable items.
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
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2013 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. On February 11, 2026, the Company received a final unfavorable ruling relating to a tax dispute for the tax years 2010 through 2012. As a result, the Company has reduced its receivable balance by $92 million through a noncash charge to the income tax provision in the first quarter of 2026. In addition, the Company has established an immaterial reserve against the remaining amount on deposit related to the tax year 2013. Corning continues to believe that it is more likely than not that the Company will prevail in the appeals process relating to the remaining matters. The non-current receivable balance was $135 million and $248 million as of March 31, 2026 and December 31, 2025, respectively, for the amount on deposit with the South Korean government.
Certain foreign subsidiaries in Luxembourg were subject to tax disputes for the tax years 2015 through 2018. While we maintained a more likely than not position with respect to these matters, on March 12, 2026, the Company received a final unfavorable ruling. As a result, the Company reduced deferred tax assets associated with net operating loss carryforwards by $879 million and reduced the related valuation allowance by a corresponding amount. Because the reduction in deferred tax assets was offset by a corresponding reduction in the related valuation allowance, the final ruling had no impact on the Company’s income tax provision.

12. Shareholders’ Equity
Common Stock Dividends
On February 11, 2026, Corning's Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which was paid on March 30, 2026.
On April 30, 2026, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which will be payable on June 29, 2026.
Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of March 31, 2026, approximately $3.0 billion remains available under the Company’s 2019 Authorization.
During the three months ended March 31, 2026, no shares were repurchased. During the three months ended March 31, 2025, the company repurchased 2.1 million shares, for approximately $100 million.

Accumulated Other Comprehensive Loss
For the three months ended March 31, 2026 and 2025, the change in accumulated other comprehensive loss was primarily related to foreign currency translation adjustments.
The following table presents the changes in foreign currency translation adjustments component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended March 31,
	2026	2025
Beginning balance	$(2,147)	$(2,530)
(Loss) gain on foreign currency translation (1)	(163)	154
Equity method affiliates (1)	(8)	7
Net current-period other comprehensive (loss) income, net of tax	(171)	161
Ending balance	$(2,318)	$(2,369)
(1)Amounts are after tax. Tax effects are not significant.

13. Earnings Per Common Share
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended March 31,
	2026	2025
Net income attributable to Corning Incorporated	$371	$157

Weighted-average common shares outstanding – basic	857	855
Effect of dilutive securities:
Stock options and other awards	14	11
Weighted-average common shares outstanding – diluted	871	866
Basic earnings per common share	$0.43	$0.18
Diluted earnings per common share	$0.43	$0.18

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options and other awards	1	2

14. Reportable Segments
Effective in the first quarter of fiscal 2026, the Company revised its segment structure. This revision corresponds with changes in how our businesses are managed, which align with how our chief operating decision maker (“CODM”) reviews performance and allocates resources. As a result, the Company began managing its Display and Specialty Materials businesses as a single operating segment, referred to as Glass Innovations, and its Hemlock Semiconductor Group, solar wafer, and solar module businesses as a single operating segment, referred to as Solar. In addition, the Company’s Life Sciences business does not meet the quantitative threshold for separate reporting and therefore is no longer reported as a reportable segment and is included together with all other businesses that do not meet the quantitative threshold for separate reporting within Life Sciences and Emerging Growth Businesses. Optical Communications and Automotive remain unchanged and continue to be reported as separate reportable segments.

As a result of the above changes, the Company has determined it has four reportable segments for financial reporting purposes, organized primarily based on product offerings, as follows:
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
•Glass Innovations – utilizes proprietary melting, precision forming, strengthening, and finishing processes to create advanced flat glass substrates for LCD and OLED displays and cover materials for mobile consumer electronics; and provides material formulations and optical fabrication for specialty glass, glass ceramic, fluoride crystal, and other precision materials and components for semiconductor, aerospace and defense, telecommunications, commercial, and industrial applications.
•Automotive – manufactures ceramic substrates and filter products for emissions control systems in mobile applications; as well as technical glass and optic products and solutions for the interior and exterior of vehicles.
•Solar – manufactures silicon materials and products for semiconductor and solar applications, including hyper-pure polysilicon produced by Hemlock Semiconductor Group, solar wafers, and solar modules. The segment’s products serve customers across the semiconductor and solar markets globally from a manufacturing footprint in the United States.

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as Life Sciences and Emerging Growth Businesses.

These changes reflect the Company’s internal management structure and align with the information regularly reviewed by the CODM.

The CODM of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including employees, financial or capital resources, based on segment net income, which includes certain corporate overhead allocations directly attributable to each of the segments. The CODM considers actual-to-actual variances on a quarterly basis when making decisions about allocating capital and other resources to the segments and to assess the performance for each segment.
Financial results for the reportable segments and Life Sciences and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions. As a significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on segment net sales and segment net income of translating these currencies into U.S. dollars. Therefore, the Company utilizes constant-currency reporting for the Optical Communications, Glass Innovations and Automotive segments to exclude the impact on segment sales and segment net income from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. The Company believes that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Glass Innovations segment.

The constant-currency rates established for core performance measures are long-term management-determined rates, which are closely aligned with the Company’s hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts, cross-currency swaps and foreign-denominated debt.

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

The following provides selected segment information, with the comparative prior period recast for the changes in segment reporting as described above.
Segment information (in millions):

	Optical Communications	Glass Innovations	Automotive	Solar	Total Reportable Segments	Life Sciences and Emerging Growth Businesses	Total
Three months ended March 31, 2026
Segment net sales	$1,846	$1,420	$437	$370	$4,073	$272	$4,345
Less:
Research, development and engineering expenses (1)	85	84	36	2	207	28	235
Depreciation (2)	72	150	40	44	306	26	332
Other segment items (3)	1,192	777	273	311	2,553	249	2,802
Income tax provision (benefit) (4)	110	85	18	6	219	(7)	212
Segment net income (loss)	$387	$324	$70	$7	$788	$(24)	$764
Capital expenditures	$148	$150	$15	$26	$339	$5	$344

Three months ended March 31, 2025
Segment net sales	$1,355	$1,406	$440	$206	$3,407	$272	$3,679
Less:
Research, development and engineering expenses (1)	77	92	35	2	206	30	236
Depreciation (2)	65	137	41	17	260	29	289
Other segment items (3)	954	776	278	149	2,157	252	2,409
Income tax provision (benefit) (4)	58	84	18	11	171	(9)	162
Segment net income (loss)	$201	$317	$68	$27	$613	$(30)	$583
Capital expenditures	$97	$77	$12	$45	$231	$8	$239
(1)Research, development and engineering expenses include direct project spending that is identifiable to a segment.
(2)Depreciation expense includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(3)Other segment items primarily include the cost of materials, salaries, wages and benefits, including variable compensation, and selling, general and administrative expenses.
(4)Income tax provision (benefit) reflects a tax rate of 21%.

Segment information, continued (in millions):

	Optical Communications	Glass Innovations	Automotive	Solar	Total Reportable Segments	Life Sciences and Emerging Growth Businesses	Total
March 31, 2026
Investment in affiliated companies	$5	$111	$—	$—	$116	$168	$284
Segment assets (1)	$4,313	$9,110	$2,394	$2,970	$18,787	$1,423	$20,210
December 31, 2025
Investment in affiliated companies	$5	$114	$—	$—	$119	$183	$302
Segment assets (1)	$4,029	$9,236	$2,395	$2,734	$18,394	$1,470	$19,864
(1)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation and associated equity companies.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended March 31,
	2026	2025
Net sales of reportable segments	$4,073	$3,407
Net sales of Life Sciences and Emerging Growth Businesses	272	272
Impact of constant-currency reporting (1)	(201)	(227)
Consolidated net sales	$4,144	$3,452
(1)Amount primarily represents the impact of foreign currency adjustments in the Glass Innovations segment.
The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Three months ended March 31,
	2026	2025
Net income of reportable segments	$788	$613
Net loss of Life Sciences and Emerging Growth Businesses	(24)	(30)
Unallocated amounts:
Impact of constant-currency reporting	(180)	(180)
Translated earnings contract loss, net	(16)	(101)
Translation gain (loss) on foreign denominated debt, net	6	(43)
Research, development, and engineering expenses	(43)	(34)
Amortization of intangibles	(23)	(28)
Interest expense, net	(61)	(63)
Income tax benefit	91	107
Restructuring, impairment and other charges and credits	(44)	7
Other corporate items	(86)	(63)
Consolidated net income	$408	$185

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
ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide a historical and prospective narrative on our financial condition and results of operations through the eyes of management and should be read in conjunction with our consolidated financial statements and the accompanying notes to those financial statements and our MD&A of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).
Our MD&A is organized as follows:
•Overview
•Results of Operations
•Segment Analysis
•Core Performance Measures
•Liquidity and Capital Resources
•Environment
•Critical Accounting Estimates
•Forward-Looking Statements
OVERVIEW
Corning is one of the world’s leading innovators in materials science, with a 175-year track record of life-changing inventions. Corning applies its unparalleled expertise in glass science, ceramic science, and optical physics, along with its deep manufacturing and engineering capabilities to develop category-defining products that transform industries and enhance people’s lives. Corning succeeds through sustained investment in RD&E, a unique combination of material and process innovation, and deep, trust-based relationships with customers who are global leaders in their industries. Corning’s capabilities are versatile and synergistic, which allows the company to evolve to meet changing market needs, while also helping its customers capture new opportunities in dynamic industries. Today, Corning’s markets include optical communications, mobile consumer electronics, display, automotive, solar, semiconductors, and life sciences.
Corning’s industry-leading products include damage-resistant cover materials for mobile devices and precision glass for advanced displays; optical fiber, cable and connectivity solutions for advanced communications networks, such as fiber to the home and data centers, enabling artificial intelligence and connections around the world; trusted products to accelerate drug discovery and delivery; clean-air technologies and technical glass for cars and trucks; and polysilicon materials and products for semiconductor and solar applications.
In the third quarter of 2023, we introduced our Springboard plan to grow sales and enhance our profitability base. We communicated a high-confidence plan to add $3 billion in incremental annualized core sales and set a core operating margin target of 20% by the end of 2026 (as compared to our Springboard starting point). As of the fourth quarter of 2025, we achieved both our growth and profitability targets a full year ahead of plan, and in January 2026, we upgraded this high-confidence plan to $5.75 billion. Since the launch of Springboard, we have significantly grown annualized sales and expanded our profitability. Our continued performance on our Springboard plan has transformed the financial profile of the Company and delivered durable growth across our businesses.
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

2026 Corporate Outlook
We expect core net sales of approximately $4.6 billion for the second quarter of 2026.
RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Three months ended March 31,		% change
	2026	2025	2026 vs. 2025

Net sales	$4,144	$3,452	20%

Cost of sales	$2,616	$2,238	17%

Gross margin	$1,528	$1,214	26%
Gross margin %	37%	35%

Selling, general and administrative expenses	$588	$471	25%
as a % of net sales	14%	14%

Research, development and engineering expenses	$278	$270	3%
as a % of net sales	7%	8%

Translated earnings contract loss, net	$16	$101	(84%)

Income before income taxes	$529	$240	120%

Provision for income taxes	$121	$55	120%
Effective tax rate	22.9%	22.9%
Net sales
For the three months ended March 31, 2026, net sales increased $692 million, or 20%, when compared to the same period in 2025. This was primarily driven by an increase in sales for optical communication products of $491 million and an increase in sales for polycrystalline silicon and solar products of $164 million.
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
For the three months ended March 31, 2026, cost of sales increased $378 million, or 17%, when compared to the same period in 2025, primarily driven by the increase in net sales as discussed above. Gross margin increased $314 million, or 26%, and increased as a percentage of sales by 2 percentage points when compared to the same period in 2025 as higher profit in Optical Communications was partially offset by temporarily higher costs to ramp up capacity to produce more in Solar.

Selling, general and administrative expenses
The types of expenses included in selling, general and administrative expenses are: salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
For the three months ended March 31, 2026, selling, general and administrative expenses increased $117 million when compared to the same period in 2025, primarily due to an increase in variable compensation.
Research, development and engineering expenses
For the three months ended March 31, 2026, research, development and engineering expenses increased $8 million and remained consistent as a percentage of sales when compared to the same period in 2025.
Translated earnings contract loss, net
Included in translated earnings contract loss, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro and its impact on net income.
The following table provides detailed information on the impact of translated earnings contract loss, net (in millions):

	Three months ended March 31, 2026		Three months ended March 31, 2025		Change 2026 vs. 2025
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain, net (1) (2)	$49	$38	$16	$12	$33	$26
Unrealized loss, net	(65)	(50)	(117)	(89)	52	39
Total translated earnings contract loss, net	$(16)	$(12)	$(101)	$(77)	$85	$65
(1)For the three months ended March 31, 2026, and 2025, amount includes non-cash pre-tax realized losses of $90 million and $40 million, respectively, related to the premiums of expired option contracts.
(2)For the three months ended March 31, 2026, amount excludes $11 million gain related to forward contracts designated as net investment hedge, which was recorded in accumulated other comprehensive loss on the consolidated balance sheets and reflected within investing activities on the consolidated statements of cash flows.
The impact to income from realized activity for the three months ended March 31, 2026 was primarily driven by realized gains from our Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won-denominated hedges. The impact to income from realized activity for the three months ended March 31, 2025 was primarily driven by realized gains from our Japanese-yen and Mexican peso denominated hedges, partially offset by realized losses from our South Korean won denominated hedges.

The impact to income from unrealized activity for the three months ended March 31, 2026 was primarily driven by unrealized losses from our Japanese yen, new Taiwan dollar, South Korean won and Mexican peso-denominated hedges, partially offset by unrealized gains from our euro and Chinese yuan-denominated hedges. The impact to income from unrealized activity for the three months ended March 31, 2025 was primarily driven by unrealized losses from our Japanese-yen and euro denominated hedges, partially offset by unrealized gains from our South Korean won-denominated hedges.
Income before income taxes
For the three months ended March 31, 2026, income before income taxes increased $289 million when compared to the same period in 2025, primarily driven by an increase in gross margin, as discussed above, partially offset by an increase in selling, general and administration expenses due to an increase in variable compensation.

Provision for Income Taxes
For the three months ended March 31, 2026, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to the impact of an unfavorable tax ruling in South Korea partially offset by changes in reserves, adjustments to share-based compensation, government incentives and foreign-derived deduction eligible income.
For the three months ended March 31, 2025, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to certain pre-tax losses with no corresponding expected tax benefit, partially offset by foreign-derived intangible income and non-taxable items.
For the three months ended March 31, 2026, the effective tax rate differed when compared to the same period in 2025 primarily due to changes in reserves, adjustments to share-based compensation, government incentives, and foreign-derived deduction eligible income (previously foreign-derived intangible income) partially offset by the impact of an unfavorable tax ruling in South Korea and pre-tax losses with no corresponding expected tax benefit.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes various tax law changes, including the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act, modifications to the international tax framework and the reinstatement of favorable treatment for certain business tax provisions. These include 100% bonus depreciation, immediate expensing of domestic research and development costs and revised limitations on the deductibility of business interest expense. The provisions of the OBBBA are subject to multiple effective dates, with some effective beginning in 2025 and others phased in through 2027. The Company does not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2026.
The Internal Revenue Service (“IRS”) is currently conducting examinations of the Company’s U.S. federal income tax returns for the years 2015 through 2018 and 2019 through 2020, including issues related to the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If challenged, Corning believes that it is at least more likely than not to sustain its position relating to these matters. However, if the Company is ultimately unsuccessful in defending its position, the impact could be material to its consolidated financial statements.

SEGMENT ANALYSIS
Financial results for the reportable segments and Life Sciences and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker in making internal operating decisions, which is more fully discussed within Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of segment information to the corresponding amounts in the consolidated statements of income.
Effective in the first quarter of fiscal 2026, the Company revised its segment structure. This revision corresponds with changes in how our businesses are managed, which align with how our chief operating decision maker (“CODM”) reviews performance and allocates resources. As a result, the Company began managing its Display and Specialty Materials businesses as a single operating segment, referred to as Glass Innovations, and its Hemlock Semiconductor Group, solar wafer, and solar module businesses as a single operating segment, referred to as Solar. In addition, the Company’s Life Sciences business does not meet the quantitative threshold for separate reporting and therefore is no longer reported as a reportable segment and is included together with all other businesses that do not meet the quantitative threshold for separate reporting within Life Sciences and Emerging Growth Businesses. Optical Communications and Automotive remain unchanged and continue to be reported as separate reportable segments.

As a result of the above changes, the Company has determined it has four reportable segments for financial reporting purposes, organized primarily based on product offerings, as follows:
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
•Glass Innovations – utilizes proprietary melting, precision forming, strengthening, and finishing processes to create advanced flat glass substrates for LCD and OLED displays and cover materials for mobile consumer electronics; and provides material formulations and optical fabrication for specialty glass, glass ceramic, fluoride crystal, and other precision materials and components for semiconductor, aerospace and defense, telecommunications, commercial, and industrial applications.
•Automotive – manufactures ceramic substrates and filter products for emissions control systems in mobile applications; as well as technical glass and optic products and solutions for the interior and exterior of vehicles.
•Solar – manufactures silicon materials and products for semiconductor and solar applications, including hyper-pure polysilicon produced by Hemlock Semiconductor Group, solar wafers, and solar modules. The segment’s products serve customers across the semiconductor and solar markets globally from a manufacturing footprint in the United States.

All other businesses that do not meet the quantitative threshold for separate reporting have been grouped as Life Sciences and Emerging Growth Businesses.

These changes reflect the Company’s internal management structure and align with the information regularly reviewed by the CODM.

Segment net income may not be consistent with measures used by other companies.
The comparative period segment information presented below has been recast for the changes in segment reporting as described above.

The following table presents segment net sales by reportable segment and Life Sciences and Emerging Growth Businesses (in millions):

	Three months ended March 31,		$ change	% change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Optical Communications	$1,846	$1,355	$491	36%
Glass Innovations	1,420	1,406	14	1%
Automotive	437	440	(3)	(1%)
Solar	370	206	164	80%
Net sales of reportable segments	4,073	3,407	666	20%
Life Sciences and Emerging Growth Businesses	272	272	—	—%
Net sales of reportable segments and Life Sciences and Emerging Growth Businesses (1)	$4,345	$3,679	$666	18%
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
Glass Innovations
The increase in segment net sales was primarily due to continued strong demand for LCD glass and Gorilla glass.
Automotive
Segment net sales remained consistent as increased premium content sales offset softness in the North America heavy-duty diesel market.
Solar
The increase in segment net sales was primarily driven by growth in polysilicon and solar wafers and module sales for the solar industry.
Life Sciences and Emerging Growth Businesses
Segment net sales remained consistent with the comparative periods.

The following table presents segment net income by reportable segment and Life Sciences and Emerging Growth Businesses (in millions):

	Three months ended March 31,		$ change	% change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Optical Communications	$387	$201	$186	93%
Glass Innovations	324	317	7	2%
Automotive	70	68	2	3%
Solar	7	27	(20)	(74%)
Net income of reportable segments	788	613	175	29%
Life Sciences and Emerging Growth Businesses	(24)	(30)	6	20%
Net income of reportable segments and Life Sciences and Emerging Growth Businesses (1)	$764	$583	$181	31%
(1)Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income was primarily driven by strong incremental profit on higher revenue, as outlined above.
Glass Innovations
The increase in segment net income was primarily driven by increased sales, as outlined above, and strong incremental profit on higher volumes.
Automotive
The increase in segment net income was primarily driven by improved performance within our automotive glass business, partially offset by decreased sales in our environmental technologies business, as outlined above.
Solar
The decrease in segment net income was primarily driven by temporarily higher costs to ramp up capacity.
Life Sciences and Emerging Growth Businesses
Segment net income remained fairly consistent with the comparative period.

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

In addition, because a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. Therefore, management utilizes constant-currency reporting for the Optical Communications, Glass Innovations and Automotive segments to exclude the impact from the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. The most significant constant-currency adjustment relates to the Japanese yen exposure within the Glass Innovations segment. The constant-currency rates established for our core performance measures are long-term management-determined rates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward, cross-currency swaps or option contracts and foreign-denominated debt. For details of the rates used, refer to the footnotes to the “Reconciliation of Non-GAAP Measures” section. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuations, analyze underlying trends in the businesses and establish operational goals and forecasts.
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
Results of Operations – Core Performance Measures
The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts):

	Three months ended March 31,		% change
	2026	2025	2026 vs. 2025
Core net sales	$4,345	$3,679	18%
Core net income	$612	$467	31%
Core earnings per share	$0.70	$0.54	30%
Core Net Sales
For the three months ended March 31, 2026, we generated core net sales of $4.3 billion compared to $3.7 billion for the same period in 2025. The increase in core net sales of $666 million was primarily driven by increased segment sales of $491 million in Optical Communications and $164 million in Solar. Net sales of reportable segments and Life Sciences and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.
Core Net Income
For the three months ended March 31, 2026, we generated core net income of $612 million compared to $467 million for the same period in 2025. The increase of $145 million was primarily due to higher segment net income of $186 million in Optical Communications, partially offset by decreased segment net income of $20 million in Solar. Net income of reportable segments and Life Sciences and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share
Core earnings per share increased for the three months ended March 31, 2026 to $0.70 per share, primarily as a result of the changes in core net income, outlined above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended March 31,
	2026	2025
Core net income	$612	$467

Weighted-average common shares outstanding - basic	857	855
Effect of dilutive securities:
Stock options and other awards	14	11
Weighted-average common shares outstanding - diluted	871	866
Core earnings per share	$0.70	$0.54

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
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended March 31, 2026
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported – GAAP	$4,144	$529	$371	22.9%	$0.43
Constant-currency adjustment (1)	201	180	135		0.15
Translation gain on foreign denominated debt, net (2)		(6)	(5)		(0.01)
Translated earnings contract loss, net (3)		16	12		0.01
Acquisition-related costs (4)		45	34		0.04
Discrete tax items and other tax-related adjustments (5)			30		0.03
Restructuring, impairment and other charges and credits (6)		44	42		0.05
Pension mark-to-market adjustment (7)		(1)	(1)		(0.00)
Loss on investments (8)		6	6		0.01
Gain on sale of assets (9)		(16)	(12)		(0.01)
Core performance measures	$4,345	$797	$612	18.5%	$0.70
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $37 million and $38 million, respectively.

	Three months ended March 31, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$3,452	$240	$157	22.9%	$0.18
Constant-currency adjustment (1)	227	180	168		0.19
Translation loss on foreign denominated debt, net (2)		43	33		0.04
Translated earnings contract loss, net (3)		101	77		0.09
Acquisition-related costs (4)		30	22		0.03
Discrete tax items and other tax-related adjustments (5)			(7)		(0.01)
Restructuring, impairment and other charges and credits (6)		(7)	(5)		(0.01)
Pension mark-to-market adjustment (7)		(1)			0.00
Loss on investments (8)		5	5		0.01
Loss on sale of assets (9)		4	3		0.00
Loss on sale of business (10)		11	7		0.01
Litigation, regulatory and other legal matters (11)		10	7		0.01
Core performance measures	$3,679	$616	$467	19.5%	$0.54
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $28 million and $29 million, respectively.

Items Adjusted from GAAP Measures
Items adjusted from GAAP measures to arrive at core performance measures are as follows:
(1)Constant-currency adjustment: As a significant portion of revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on sales and net income of translating these currencies into U.S. dollars. The Company utilizes constant-currency reporting for Optical Communications, Glass Innovations and Automotive segments for the Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro, as applicable to the segment. We believe that the use of constant-currency reporting allows management to understand our results without the volatility of currency fluctuation, analyze underlying trends in the businesses and establish operational goals and forecasts. For the three months ended March 31, 2026 and 2025, the constant-currency adjustment primarily relates to our Japanese yen exposure due to the difference in the average spot rate compared to our core rate.

The constant-currency rates established for our core performance measures are long-term management-determined rates, which are closely aligned with our hedging instrument rates. These hedging instruments may include, but are not limited to, foreign exchange forward or option contracts, cross-currency swaps and foreign-denominated debt.

Constant-currency rates used are as follows and are applied to all periods presented and to all foreign exchange exposures during the period, even though we may be less than 100% hedged:

Currency	Japanese yen	South Korean won	Chinese yuan	New Taiwan dollar	Mexican peso	Euro
Rate	¥120	₩1,250	¥6.9	NT$31	MX$21	€0.88
(2)Translation of foreign denominated debt, net: Amount reflects the gain or loss on the translation of our yen-denominated and euro-denominated debt to U.S. dollars, net of gains or losses on related derivative instruments.
(3)Translated earnings contract, net: Amount reflects the impact of the realized and unrealized gains and losses on our derivative instruments used to hedge Japanese yen, South Korean won, Chinese yuan, New Taiwan dollar, Mexican peso and euro foreign currency exposure related to translated earnings.
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
(7)Pension mark-to-market adjustment: Amount primarily reflects defined benefit pension mark-to-market gains and losses, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates.
(8)Loss on investments: Amount reflects the loss recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(9)Gain or loss on sale of assets: Amount represents the gain or loss recognized for the sale of assets, recorded in cost of sales, on the consolidated statements of income.
(10)Loss on sale of business: Amount reflects the loss recognized for the sale of a business, recorded in other expense, net, on the consolidated statements of income.
(11)Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.

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
Our major sources of funding for 2026 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of debt. We believe we have sufficient liquidity to fund operations and meet our obligations for the foreseeable future. Such obligations may include requirements for acquisitions, capital expenditures, debt repayments, dividend payments and share repurchases. We will continue to generate cash from operations and maintain access to our revolving credit facility and commercial paper programs as discussed in more detail below.
Key Balance Sheet Data
We fund our working capital with cash from operations and, periodically, short-term and long-term borrowings. In addition, from time to time, we receive upfront cash from customers relating to long-term supply agreements, as well as cash incentives or tax credits from government entities primarily for capital expansion projects or for production related operating expenses.
The following table presents balance sheet and working capital measures (in millions):

	March 31, 2026	December 31, 2025
Working capital	$3,610	$3,308
Current ratio	1.6:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$2,676	$2,779
Days sales outstanding	58	60
Inventories	$3,279	$3,077
Inventory turns	3.3	3.3
Days payable outstanding (1)	70	63
Long-term debt	$7,718	$7,630
Total debt	$8,973	$8,434
Total debt to total capital	42%	41%
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
We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During the months ended March 31, 2026 and 2025, we accelerated the collection of $288 million and $403 million, respectively, in accounts receivable. Related servicing fees for the period were not material.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$362	$151
Net cash used in investing activities	$(203)	$(165)
Net cash provided by (used in) financing activities	$59	$(403)
Net cash provided by operating activities for the three months ended March 31, 2026 improved when compared to the same period in the prior year, primarily driven by higher net income.
Net cash used in investing activities for the three months ended March 31, 2026 increased by $38 million when compared to the same period last year, primarily driven by higher capital expenditures of $124 million, partially offset by higher realized gains on our translated earnings contracts of $94 million.
Net cash provided by financing activities for the three months ended March 31, 2026 was $59 million compared to net cash used in financing activities of $403 million in the prior year. This activity is primarily driven by proceeds from the issuance of short-term borrowings during 2026 of $427 million.
As of March 31, 2026, our cash and cash equivalents and available credit capacity included (in millions):

March 31, 2026
Cash and cash equivalents	$1,755

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Cash and Cash Equivalents
As of March 31, 2026, we had $1.8 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of March 31, 2026, approximately 67% of the consolidated cash and cash equivalents were held outside the U.S.
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

Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of March 31, 2026, we did not have any commercial paper outstanding.
We have a revolving credit facility (the “Revolving Credit Facility”) available to support obligations under the commercial paper program and for general corporate purposes, if needed. The Revolving Credit Facility provides a committed $1.5 billion in unsecured multi-currency line of credit and expires July 28, 2030. As of March 31, 2026, there were no outstanding amounts under the Revolving Credit Facility.
The agreement governing the Revolving Credit Facility includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. As of March 31, 2026, we were in compliance with all such covenants. The required leverage ratio is a maximum of 60%. As of March 31, 2026, our leverage using this measure was approximately 42%.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of March 31, 2026, we were in compliance with all such provisions.
As a well-known seasoned issuer, we filed an automatic shelf registration statement with the SEC on April 24, 2026. Under this shelf registration statement we may offer, from time to time, debt securities, common stock, preferred stock, depository shares and warrants.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2025 Form 10-K as well as Note 6 (Debt) in the accompanying notes to the consolidated financial statements for additional information.
Customer Deposits, Deferred Revenue and Government Incentives
We receive cash deposits or consideration, generally non-refundable, from customers under long-term supply agreements. In addition, we receive government incentives, typically in the form of cash incentives or tax credits primarily for capital expansion projects or for production related operating expenses.
Refer to Note 1 (Summary of Significant Accounting Policies) and Note 4 (Revenue) in the notes to the consolidated financial statements within the 2025 Form 10-K as well as Note 2 (Revenue) in the accompanying notes to the consolidated financial statements for additional information.
Uses of Cash
Share Repurchase Agreement
Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of March 31, 2026, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.
Refer to Note 16 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2025 Form 10-K for additional information.

Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”).
As of March 31, 2026, approximately $3.0 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
Refer to Note 12 (Shareholders’ Equity) in the accompanying notes to the consolidated financial statements for additional information.
Common Stock Dividends
The Board’s decision to declare and pay future dividends will depend on our income and liquidity position, among other factors. We expect to declare quarterly dividends and fund payments with cash from operations.
Refer to Note 12 (Shareholders’ Equity) in the accompanying notes to the consolidated financial statements for additional information.
Capital Expenditures
Capital expenditures were $332 million for the three months ended March 31, 2026. We expect our 2026 full year capital expenditures to be approximately $1.7 billion.
Current Maturities of Short and Long-Term Debt
As of March 31, 2026, we had $1.3 billion of long-term debt and short-term borrowings that is due in less than one year. Management monitors these upcoming maturities as part of its broader liquidity planning process and expects to settle them through a combination of cash generated from operations, existing cash balances, committed credit capacity, and, where appropriate, refinancing transactions. The Company’s liquidity needs and the timing of any financing activities may be influenced by, among other things, market conditions, interest rates, and the availability of acceptable terms.

Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2025 Form 10-K for additional information, including a summary of our debt maturities by year, and Note 6 (Debt) in the accompanying notes to the consolidated financial statements.
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
Refer to Note 11 (Employee Retirement Plans) in the notes to the consolidated financial statements within the 2025 Form 10-K for additional information.
Commitments, Contingencies and Guarantees

There were no material changes outside the ordinary course of business in the obligations disclosed in Note 12 (Commitments and Contingencies and Guarantees) in the notes to the consolidated financial statements within the 2025 Form 10-K. A summary of details of our commitments related to executed leases that have not yet commenced are included within Note 8 (Leases) in the notes to the consolidated financial statements within the 2025 Form 10-K and Note 4 (Leases) in the accompanying notes to the consolidated financial statements.
Off Balance Sheet Arrangements
There were no material changes outside the ordinary course of business in off balance sheet arrangements as disclosed in the 2025 Form 10-K under the caption “Off Balance Sheet Arrangements.”

ENVIRONMENT
Refer to Item 1. Legal Proceedings or Note 8 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements for information.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The estimates that are considered by management to be the most critical to the understanding of the consolidated financial statements as they require significant judgments that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Form 10-K. Since the date of the Company’s most recent Annual Report, there were no material changes in the Company’s critical accounting estimates or assumptions.

FORWARD-LOOKING STATEMENTS
The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 8-K and related comments by management that are not historical facts or information and contain words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “seek,” “see,” “would,” “target,” “estimate,” “forecast” or similar expressions are forward-looking statements. Such statements relate to future events that by their nature address matters that are, to different degrees, uncertain. These forward-looking statements relate to, among other things, the Company’s Springboard plan, projected financial and operating performance, anticipated sales opportunities, long-term growth strategy, expected capital deployment, innovation and commercialization plans, and anticipated impacts of customer agreements.
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
-our solar business development, including manufacturing facility construction, ramp, and operations, and the achievement of solar revenue and profitability targets;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As noted in the 2025 Form 10-K, we operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rates has the following effects:
•Exchange rate movements on financial instruments and transactions denominated in foreign currencies that impact earnings; and
•Exchange rate movements upon conversion of net assets and net income of foreign subsidiaries for which the functional currency is not the U.S. dollar.
For a discussion of the Company’s exposure to market risk and how we mitigate that risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in the 2025 Form 10-K. There have been no material changes in our market risk exposure since the disclosures in our 2025 Form 10‑K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
Item 1. Legal Proceedings
Corning is a defendant in various lawsuits and is subject to various claims that arise in the normal course of business, the most significant of which are summarized in Note 8 (Commitments and Contingencies) in the accompanying notes to the consolidated financial statements. In the opinion of management, the likelihood that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations, is remote.
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in Corning’s 2025 Form 10-K, which could materially impact the Company’s business, financial condition or future results. Risks disclosed in the 2025 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact Corning’s business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information about purchases of common stock during the first quarter of 2026:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
January 1-31, 2026	40,149	$91.64
February 1-28, 2026	501,571	118.76
March 1-31, 2026	1,000	131.76
Total	542,720	$116.78	—	$2,972,667,460
(1)This column reflects: (iii) 302,171 shares of common stock related to the vesting of employee performance stock units; (i) 219,054 shares of common stock related to the vesting of employee restricted stock units; (ii) 21,446 shares of common stock related to the vesting of employee restricted stock; and (iv) 49 shares of common stock related to the exercise of employee stock options and payment of the exercise price.
(2)Represents the stock price at the time of surrender.
Item 5. Other Information
During the three months ended March 31, 2026, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

CORNING INCORPORATED
Registrant

Date: May 1, 2026	By	/s/ Stefan Becker
Stefan Becker
Senior Vice President and Corporate Controller