Form 10-Q
period 2026-06-30
CORNING INC /NY
filed 2026-07-29
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2026
Corning’s Common Stock, $0.50 par value per share	861,388,331 shares

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$4,505	$3,862	$8,649	$7,314
Cost of sales	2,877	2,470	5,493	4,708

Gross margin	1,628	1,392	3,156	2,606

Operating expenses:
Selling, general and administrative expenses	608	515	1,196	986
Research, development and engineering expenses	299	276	577	546
Amortization of purchased intangibles	23	28	46	56

Operating income	698	573	1,337	1,018

Interest income	12	5	21	17
Interest expense	(94)	(83)	(186)	(165)
Translated earnings contract gain, net (Note 9)	90	131	74	30
Other expense, net	(57)	(42)	(68)	(76)

Income before income taxes	649	584	1,178	824
Provision for income taxes (Note 11)	(40)	(84)	(161)	(139)

Net income	609	500	1,017	685

Net income attributable to non-controlling interest	(50)	(31)	(87)	(59)

Net income attributable to Corning Incorporated	$559	$469	$930	$626

Earnings per common share available to common shareholders:
Basic (Note 13)	$0.65	$0.55	$1.08	$0.73
Diluted (Note 13)	$0.64	$0.54	$1.06	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$609	$500	$1,017	$685

Foreign currency translation adjustments and other (Note 12)	(14)	391	(185)	552
Unamortized losses and prior service costs for postretirement benefit plans	(26)	(11)	(30)	(16)
Realized and unrealized gains (losses) on derivatives	10	46	(1)	73
Other comprehensive (loss) income, net of tax	(30)	426	(216)	609

Comprehensive income	579	926	801	1,294

Comprehensive income attributable to non-controlling interest	(50)	(31)	(87)	(59)

Comprehensive income attributable to Corning Incorporated	$529	$895	$714	$1,235
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets

Current assets:
Cash and cash equivalents	$2,504	$1,526
Trade accounts receivable, net of doubtful accounts - $29 and $27	2,932	2,779
Inventories (Note 3)	3,426	3,077
Other current assets (Note 5)	2,055	1,554
Total current assets	10,917	8,936

Property, plant and equipment, net of accumulated depreciation - $15,460 and $15,229	14,927	14,825
Goodwill	2,476	2,489
Other intangible assets, net	610	657
Deferred income taxes (Note 11)	1,610	1,515
Other assets (Note 5)	2,416	2,554

Total Assets	$32,956	$30,976

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 6)	$668	$804
Accounts payable	2,361	1,979
Other accrued liabilities (Notes 5 and 8)	2,992	2,845
Total current liabilities	6,021	5,628

Long-term debt (Note 6)	7,756	7,630
Postretirement benefits other than pensions (Note 7)	325	314
Other liabilities (Notes 5 and 8)	5,727	5,097
Total liabilities	19,829	18,669

Commitments and contingencies (Note 8)
Shareholders’ equity: (Note 12)
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.9 billion and 1.8 billion	927	924
Additional paid-in capital – common stock	18,636	17,580
Retained earnings	16,747	16,551
Treasury stock, at cost; Shares held: 994 million and 992 million	(21,429)	(21,143)
Accumulated other comprehensive loss	(2,321)	(2,105)
Total Corning Incorporated shareholders’ equity	12,560	11,807
Non-controlling interest	567	500
Total equity	13,127	12,307

Total Liabilities and Equity	$32,956	$30,976
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,017	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	702	603
Amortization of purchased intangibles	46	56
Share-based compensation expense	250	117
Translation (gain) loss on foreign denominated debt, net	(5)	70
Deferred tax benefit	(101)	(39)
Translated earnings contract gain, net	(74)	(30)
Changes in assets and liabilities:
Trade accounts receivable	(255)	(203)
Inventories	(377)	(238)
Other current assets	(144)	(105)
Accounts payable and other current liabilities	195	(59)
Customer deposits and government incentives	709	43
Deferred income	(102)	(70)
Other, net	218	29
Net cash provided by operating activities	2,079	859

Cash Flows from Investing Activities:
Capital expenditures	(754)	(516)
Proceeds from government incentives	8
Realized gains on translated earnings contracts and other	278	107
Premiums paid on hedging contracts	(102)	(34)
Other, net	8	(23)
Net cash used in investing activities	(562)	(466)

Cash Flows from Financing Activities:
Repayments of debt	(691)	(279)
Proceeds from issuance of debt and short-term borrowings	449	285
Proceeds from cross currency swap		24
Proceeds from warrants	500
Payments of employee withholding tax on stock awards	(279)	(70)
Proceeds from exercise of stock options	23	12
Purchases of common stock for treasury		(133)
Dividends paid	(495)	(503)
Other, net	(79)	(32)
Net cash used in financing activities	(572)	(696)
Effect of exchange rates on cash		26
Net increase (decrease) in cash and cash equivalents and restricted cash	945	(277)
Cash and cash equivalents and restricted cash at beginning of period	1,566	1,768
Cash and cash equivalents and restricted cash at end of period	$2,511	$1,491
Restricted cash included in other current assets	7
Cash and cash equivalents at end of period	$2,504	$1,491
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2025	$924	$17,580	$16,551	$(21,143)	$(2,105)	$11,807	$500	$12,307
Net income			371			371	37	408
Other comprehensive loss					(186)	(186)		(186)
Shares issued to benefit plans and for option exercises	1	124				125		125
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(63)		(63)		(63)
Balance as of March 31, 2026	$925	$17,704	$16,680	$(21,206)	$(2,291)	$11,812	$537	$12,349
Net income			559			559	50	609
Other comprehensive loss					(30)	(30)	(1)	(31)
Shares issued to benefit plans and for option exercises	2	136				138		138
Issuance of warrants (2)		796				796		796
Common dividends ($0.56 per share)			(492)			(492)		(492)
Other, net (1)				(223)		(223)	(19)	(242)
Balance as of June 30, 2026	$927	$18,636	$16,747	$(21,429)	$(2,321)	$12,560	$567	$13,127

	Common stock	Additional paid-in capital common	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
Net income			157			157	28	185
Other comprehensive income					183	183		183
Purchase of common stock for treasury				(100)		(100)		(100)
Shares issued to benefit plans and for option exercises	1	63				64		64
Common dividends ($0.28 per share)			(244)			(244)		(244)
Other, net (1)				(30)		(30)		(30)
Balance as of March 31, 2025	$922	$17,327	$15,839	$(21,012)	$(2,360)	$10,716	$412	$11,128
Net income			469			469	31	500
Other comprehensive income					426	426	1	427
Purchase of common stock for treasury				(33)		(33)		(33)
Shares issued to benefit plans and for option exercises	1	62				63		63
Common dividends ($0.56 per share)			(485)			(485)		(485)
Other, net (1)				(40)		(40)	(15)	(55)
Balance as of June 30, 2025	$923	$17,389	$15,823	$(21,085)	$(1,934)	$11,116	$429	$11,545
(1)Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.
(2)On May 6, 2026, the Company issued warrants to purchase up to 18 million shares of common stock. Warrants were recorded within additional paid-in capital based on the grant-date fair value. Refer to Note 12 (Shareholders’ Equity) for additional information.
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

2. Revenue
Disaggregated Revenue
The following table presents revenues by product category. The product category classifications have been updated and the comparative period has been recast due to changes in how the business is being managed as of the first quarter of fiscal year 2026 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Optical communications products	$2,072	$1,566	$3,918	$2,921
Electronics glass and advanced optics products	1,230	1,267	2,445	2,466
Automotive products	474	457	915	883
Polycrystalline silicon and solar products	438	231	808	437
Life Sciences products	249	246	477	474
All other products	42	95	86	133
Total revenue	$4,505	$3,862	$8,649	$7,314
Contract Liabilities
As of June 30, 2026 and December 31, 2025, the Company had contract liabilities of $2.7 billion and $2.3 billion, respectively. Contract liabilities include customer deposits received prior to the satisfaction of performance obligations and deferred revenue related to non-refundable consideration received in advance of performance. Refer to Note 5 (Other Assets and Other Liabilities) for additional information.
Customer deposits allow customers to secure rights to products produced by Corning under long-term supply agreements, typically over periods of up to 10 years. As products are delivered, Corning recognizes revenue and reduces the related customer deposit liability by applying such amounts against customer receivables. During the second quarter of 2026, the Company recorded an approximate $0.7 billion net contract liability, consisting of a $1.0 billion customer deposit under a long-term supply agreement extending through December 31, 2029, partially offset by $296 million for a warrant issued to the customer, accounted for as consideration payable to the customer and measured at its grant-date fair value. The fair value of the warrant will be recognized as a reduction of revenue as sales occur under the agreement. Refer to Note 12 (Shareholders’ Equity) for additional information.
During the three and six months ended June 30, 2026, the Company applied $28 million and $214 million, respectively, of customer deposits included in the beginning-of-period contract liability balance to customer receivables. During the three and six months ended June 30, 2025, the Company applied $19 million and $81 million, respectively, of customer deposits included in the beginning-of-period contract liability balance to customer receivables.
Deferred revenue is tracked on a per-customer, contract-unit basis. As customers take delivery of committed volumes under the contract terms, deferred revenue is recognized on a per-unit basis upon transfer of control of the promised goods, based on units delivered relative to total contractual units. During the three and six months ended June 30, 2026, the Company recognized $73 million and $118 million, respectively of revenue that was included in the beginning-of-period contract liability balance. During the three and six months ended June 30, 2025, the Company recognized $44 million and $83 million, respectively of revenue that was included in the beginning-of-period contract liability balance.

3. Inventories
Inventories consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Finished goods	$1,478	$1,383
Work in process	688	618
Raw materials and accessories	703	564
Supplies and packing materials	557	512
Inventories	$3,426	$3,077
4. Leases
Recently commenced leases
For the six months ended June 30, 2026, the Company commenced and recognized $224 million of right-of-use assets and lease liabilities under various leases for equipment placed in service within the solar manufacturing facility in Hemlock, Michigan. These leases were classified as finance leases, with lease terms ranging from five to eight years. Related to these assets, the Company recognized $74 million in Advanced Manufacturing Investment Credits under Section 48D of the Internal Revenue Code, as amended under the One Big Beautiful Bill Act (“48D credits”), which reduced the carrying value of these right-of-use assets.
Leases not yet commenced
The Company has entered into various leases that have not yet commenced in an aggregate amount of $348 million as of June 30, 2026, on an undiscounted basis, primarily for production-related equipment associated with the solar manufacturing facility in Hemlock, Michigan. The leases are expected to commence in 2026 with lease terms ranging from five to 16 years. The leases are expected to be classified as finance leases and the amount of right-of-use assets and lease liabilities will be determined and recorded upon lease commencement. Once placed in service, the Company will reduce the amount of right-of-use assets by any 48D credits, which are estimated to be approximately $54 million.
5. Other Assets and Other Liabilities
Other assets consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Current assets:
Derivative instruments (Note 9)	$696	$533
Government incentives	453	163
Other current assets	906	858
Other current assets	$2,055	$1,554

Non-current assets:
Derivative instruments (Note 9)	$374	$272
Government incentives	275	330
South Korean tax deposits (Note 11)	134	248
Operating leases	857	860
Investments	462	512
Other non-current assets	314	332
Other assets	$2,416	$2,554

Other liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Current liabilities:
Wages and employee benefits	$691	$866
Income taxes	60	98
Derivative instruments (Note 9)	295	159
Dividend payable (Note 12)	262	25
Contract liabilities (Note 2)	465	386
Short-term operating leases	90	97
Other current liabilities	1,129	1,214
Other accrued liabilities	$2,992	$2,845

Non-current liabilities:
Defined benefit pension plan liabilities	$614	$587
Derivative instruments (Note 9)	506	307
Contract liabilities (Note 2)	2,244	1,884
Contingent consideration (1)	156	136
Deferred tax liabilities	113	149
Long-term operating leases	865	846
Other non-current liabilities	1,229	1,188
Other liabilities	$5,727	$5,097
(1)The Company’s contingent consideration liability related to the April 2025 acquisition of a U.S. solar module manufacturing facility within the Solar segment. The contingent consideration liability was initially recorded at fair value as of the acquisition date and is remeasured on a recurring basis, utilizing the income approach with Level 3 inputs. Refer to Note 3 (Acquisition) in the notes to the consolidated financial statements within the 2025 Form 10-K for additional information.
6. Debt
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $7.4 billion and $7.3 billion compared to recorded book values of $7.8 billion and $7.6 billion as of June 30, 2026 and December 31, 2025, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
The Company maintains a revolving credit facility (the “Revolving Credit Facility”), which provides a committed $1.5 billion unsecured multi-currency line of credit and expires in 2030. As of June 30, 2026, there were no outstanding amounts under the Revolving Credit Facility.
Certain of Corning’s subsidiaries are the obligors to Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and related corporate purposes. During the three and six months ended June 30, 2026, the Company entered into new Chinese yuan-denominated variable rate loan facilities and incurred $22 million and $448 million, respectively, in short-term borrowings under these facilities. During the three months ended June 30, 2026, the Company repaid $313 million of principal balance under these facilities. As of June 30, 2026, the amount outstanding under these facilities totaled $536 million, of which $491 million is due within one year. These facilities had variable interest rates ranging from 2.2% to 2.9%, respectively, and maturities ranging from 2027 to 2032. As of June 30, 2026, Corning had ¥0.5 billion Chinese yuan of unused capacity, equivalent to approximately $74 million. The amount outstanding under these facilities as of December 31, 2025 totaled $384 million.

In May 2026, the Company repaid €300 million (equivalent to $351 million) aggregate principal amount of its 3.875% Notes due 2026. In June 2025, the Company repaid ¥10.0 billion (equivalent to $69.6 million) aggregate principal amount of its 0.722% debentures due 2025.
On July 15, 2026, the Company issued a notice of redemption for all of its outstanding $250 million aggregate principal amount of 7.25% Notes due 2036. The redemption is expected to occur on August 15, 2026 at 100% of principal plus accrued interest.

7. Employee Retirement Plans
The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other expense, net in the consolidated statements of income (in millions):

	Pension benefits				Postretirement benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$30	$24	$56	$48			$1	$1
Interest cost	45	48	90	95	$5	$5	8	9
Expected return on plan assets	(52)	(49)	(104)	(99)
Amortization of actuarial net gain					(6)	(9)	(12)	(15)
Amortization of prior service cost (credit)	1	1	2	2		(1)	(1)	(3)
Special termination benefit charge		1		1
Total pension and postretirement benefit expense (income)	$24	$25	$44	$47	$(1)	$(5)	$(4)	$(8)
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

Environmental Claims
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 21 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of June 30, 2026 and December 31, 2025, Corning had accrued $85 million and $89 million, respectively, for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.

9. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	June 30, 2026			December 31, 2025
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$884	$94		$1,116	$95	$(19)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,315	13	$(37)	4,333	29	(29)
Translated earnings contracts (4)	14,261	963	(523)	10,816	681	(224)
Cross currency swap contracts	1,092		(241)	798		(194)
Total derivatives	$19,552	$1,070	$(801)	$17,063	$805	$(466)

Current		$696	$(295)		$533	$(159)
Non-current		374	(506)		272	(307)
Total derivatives		$1,070	$(801)		$805	$(466)
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
(2)The amounts as of June 30, 2026 and December 31, 2025 do not include total notional amounts of €550 million ($628 million equivalent) and €750 million ($881 million equivalent), respectively, of euro-denominated debt, which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of June 30, 2026, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $884 million. As of December 31, 2025, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $1,116 million and fair value hedges of leased precious metals with a gross notional amount of 4,090 troy ounces. Fair value liabilities include designated derivatives pertaining to precious metals lease contracts in the amount of $16 million as of December 31, 2025.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of June 30, 2026 and December 31, 2025, the Company has $190 million and $229 million, respectively, recorded in other accrued liabilities and $39 million recorded in other liabilities as of June 30, 2026 on the consolidated balance sheets.
The following table summarizes the total gross notional amount for translated earnings contracts (in millions):

	June 30, 2026	December 31, 2025
Forward contracts:
Japanese yen-denominated	$1,764	$1,712
Mexican peso-denominated	2,215	1,264
Chinese yuan-denominated	1,473	1,179
South Korean won-denominated	2,556	2,413
Euro-denominated	1,412	1,595
New Taiwan dollar-denominated	876	483
Option contracts:
Japanese yen-denominated	3,965	2,170
Total gross notional amount for translated earnings contracts	$14,261	$10,816

The following tables summarize the effect on the consolidated statements of income relating to Corning’s derivative financial instruments (in millions). The accumulated gain or loss included in accumulated other comprehensive loss on the consolidated balance sheets as of June 30, 2026 and December 31, 2025 is a gain of $68 million and $37 million, respectively.

	Three months ended June 30,
	Gain (loss) recognized in other comprehensive (loss) income (OCI) (1)		Location of gain (loss) reclassified from accumulated OCI into income effective (ineffective)	Gain (loss) reclassified from accumulated OCI into income
	2026	2025		2026	2025
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$44	$(27)	Cost of sales	$26	$(3)
			Other expense, net	2	2
Total designated	$44	$(27)		$28	$(1)
(1)Amount includes a loss of $3 million and $68 million during the three months ended June 30, 2026 and 2025, respectively, relating to non-derivative financial instruments designated as net investment hedges.

	Six months ended June 30,
	Gain (loss) recognized in other comprehensive (loss) income (OCI) (1)		Location of gain (loss) reclassified from accumulated OCI into income effective (ineffective)	Gain (loss) reclassified from accumulated OCI into income
	2026	2025		2026	2025
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$74	$(27)	Cost of sales	$39	$(10)
			Other expense, net	4	3
Total designated	$74	$(27)		$43	$(7)
(1)Amount includes a gain of $19 million and a loss of $101 million during the six months ended June 30, 2026 and 2025, respectively, relating to non-derivative financial instruments designated as net investment hedges.

	Gain (loss) recognized in income				Location of gain (loss) recognized in income
	Three months ended June 30,		Six months ended June 30,
Undesignated derivatives	2026	2025	2026	2025
Foreign exchange contracts	$(1)	$82	$(36)	$120	Other expense, net
Translated earnings contracts (1)	90	131	74	30	Translated earnings contract gain, net
Cross currency swap contracts	(12)	9	(23)	9	Other expense, net
Total undesignated	$77	$222	$15	$159
(1)For the three and six months ended June 30, 2026, amount includes non-cash pre-tax realized losses of $75 million and $165 million, respectively, and for the three and six months ended June 30, 2025, amount includes non-cash pre-tax realized losses of $68 million and $108 million, respectively, related to the premiums of expired option contracts.

10. Share-Based Compensation
Total share-based compensation expense was $135 million and $250 million for the three and six months ended June 30, 2026, respectively, and $63 million and $117 million for the three and six months ended June 30, 2025, respectively. The income tax benefit realized from share-based compensation was $83 million and $117 million for the three and six months ended June 30, 2026, respectively, and $9 million and $17 million for the three and six months ended June 30, 2025, respectively.
The increase in share‑based compensation expense and the related income tax benefit for the three and six months ended June 30, 2026 was primarily driven by the Company’s higher stock price, which increased the fair value of performance-based restricted stock units, and the related income tax benefits realized from awards that vested during the period.
11. Income Taxes
The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$(40)	$(84)	$(161)	$(139)
Effective tax rate	6.2%	14.4%	13.7%	16.9%
For the three months ended June 30, 2026, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to adjustments to share-based compensation, government incentives and foreign derived deduction eligible income. For the six months ended June 30, 2026, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to adjustments to share-based compensation, government incentives, changes in reserves and foreign derived deduction eligible income partially offset by the impact of an unfavorable tax ruling in South Korea.
For the three and six months ended June 30, 2025, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to foreign-derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.
The Internal Revenue Service (“IRS”) is currently conducting examinations of the Company’s U.S. federal income tax returns for the years 2015 through 2018 and 2019 through 2020, including matters related to the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If challenged, Corning believes that it is at least more likely than not to sustain its position relating to these matters. However, if the Company is ultimately unsuccessful in defending its position, the impact could be material to its consolidated financial statements.
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2013 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. On February 11, 2026, the Company received a final unfavorable ruling relating to a tax dispute for the tax years 2010 through 2012. As a result, the Company has reduced its receivable balance by $92 million through a noncash charge to the income tax provision in the first quarter of 2026. In addition, the Company has established an immaterial reserve against the remaining amount on deposit related to the tax year 2013. Corning continues to believe that it is more likely than not that the Company will prevail in the appeals process relating to the remaining matters. The non-current receivable balance was $134 million and $248 million as of June 30, 2026 and December 31, 2025, respectively, for the amount on deposit with the South Korean government.
Certain foreign subsidiaries in Luxembourg were subject to tax disputes for the tax years 2015 through 2018. While we maintained a more likely than not position with respect to these matters, on March 12, 2026, the Company received a final unfavorable ruling. As a result, during the first quarter of 2026, the Company reduced deferred tax assets associated with net operating loss carryforwards by $879 million and reduced the related valuation allowance by a corresponding amount. Because the reduction in deferred tax assets was offset by a corresponding reduction in the related valuation allowance, the final ruling had no impact on the Company’s income tax provision.

12. Shareholders’ Equity
Common Stock Dividends
On February 11, 2026 and April 30, 2026, Corning’s Board of Directors declared dividends of $0.28 per share of common stock, which were paid on March 30, 2026 and June 29, 2026, respectively.
On June 24, 2026, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which will be payable on September 29, 2026.
Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of June 30, 2026, approximately $3.0 billion remains available under the Company’s 2019 Authorization.
During the three and six months ended June 30, 2026, no shares were repurchased. During the three and six months ended June 30, 2025, the Company repurchased 0.7 million shares and 2.8 million shares, respectively, for approximately $33 million and $133 million, respectively.
Issuance of Warrants
On May 6, 2026, in connection with the long-term partnership with a customer to strengthen U.S. manufacturing for AI infrastructure, the Company entered into a securities purchase agreement (the “Purchase Agreement”) under which the Company issued and sold (i) a warrant (the “Traditional Warrant”) to purchase up to 15 million shares of common stock of the Company at an exercise price of $180.00 per share, and (ii) a pre-funded warrant (the “Pre-Funded Warrant” and, together with the Traditional Warrant, the “Warrants”) to purchase up to 3 million shares of common stock at an exercise price of $0.0001 per share.
The Warrants are equity-classified awards and are exercisable at any time on or after the issuance date. The Traditional Warrant will expire on the earliest to occur of (a) the third anniversary of the issuance date, (b) the termination of the definitive agreement governing the long-term partnership, subject to certain exceptions, and (c) the consummation of a fundamental transaction by the Company. The Pre-Funded Warrant will expire on the earlier to occur of (x) the third anniversary of the issuance date and (y) the consummation of a fundamental transaction by the Company.
The Traditional Warrant was issued without separate consideration and does not convey rights to a distinct good or service. Accordingly, it was accounted for as consideration payable to a customer and, as an equity-classified award, was measured at its grant-date fair value of $296 million and recorded within additional paid-in capital on the consolidated balance sheets. Refer to Note 2 (Revenue) for additional information. Because the Traditional Warrant is equity-classified, it is not subsequently remeasured to fair value after issuance.
The grant-date fair value of the Traditional Warrant of $296 million was estimated using a binomial lattice valuation model and Level 3 inputs that incorporated path-dependent features, including potential early exercise and contractual restrictions such as lock-up provisions. Significant assumptions included expected volatility, expected term, risk-free rate and dividend yield. Expected volatility was based on the Company’s historical stock price volatility and, due to its subjective nature, is inherently uncertain. Changes in these assumptions, particularly expected volatility, could have materially affected the estimated grant-date fair value of the Traditional Warrant.
The Pre-Funded Warrant was issued for cash consideration of $500 million, which approximated its fair value at issuance, and recorded within additional paid-in capital on the consolidated balance sheets. In addition, as a result of the nominal exercise price, the underlying common shares are considered outstanding for purposes of calculating earnings per common share.

Accumulated Other Comprehensive Loss
For the three and six months ended June 30, 2026 and 2025, the change in accumulated other comprehensive loss was primarily related to foreign currency translation adjustments.
The following table presents the changes in foreign currency translation adjustments component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$(2,318)	$(2,369)	$(2,147)	$(2,530)
(Loss) gain on foreign currency translation (1)	(13)	372	(176)	526
Equity method affiliates (1)	(1)	19	(9)	26
Net current-period other comprehensive (loss) income, net of tax	(14)	391	(185)	552
Ending balance	$(2,332)	$(1,978)	$(2,332)	$(1,978)
(1)Amounts are after tax. Tax effects are not significant.
13. Earnings Per Common Share
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income attributable to Corning Incorporated	$559	$469	$930	$626

Weighted-average common shares outstanding - basic	862	855	860	855
Effect of dilutive securities:
Stock options, awards and warrants	13	10	17	11
Weighted-average common shares outstanding - diluted	875	865	877	866
Basic earnings per common share	$0.65	$0.55	$1.08	$0.73
Diluted earnings per common share	$0.64	$0.54	$1.06	$0.72

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options, awards and warrants	2	2	2	2
Total	2	2	2	2

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
As a significant portion of segment revenues and expenses are denominated in currencies other than the U.S. dollar, management believes it is important to understand the impact on segment net sales and segment net income of translating these currencies into U.S. dollars. Therefore, segment results provided to the CODM include an adjustment for hedged exposures, as defined in more detail below, to adjust for the impact of the Company’s foreign currency risk management program with respect to certain foreign currency exchange rate movements. Segment results also exclude specific items, detailed below, that are non-recurring or otherwise unrelated to the Company’s ongoing operations.
Items excluded from segment results include realized and unrealized gains and losses on our undesignated foreign exchange forward or option contracts and cross-currency swaps, which we refer to as our translated earnings contracts, and on the translation of our foreign-denominated debt. Other excluded items include acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments, and other items that do not reflect the ongoing operating results of the Company. These items are included in the unallocated amounts in the reconciliation of reportable segment net income to consolidated net income and are not used by the CODM in allocating resources or evaluating the results of the segments. Although these amounts are excluded from segment results, they are included in reported consolidated results.
Corning’s administrative and staff functions are performed on a centralized basis and certain of such costs and expenses are allocated among the segments differently than they would be for stand-alone financial reporting purposes. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. Expenses that are not allocated to the segments are included in the reconciliation of reportable segment net income to consolidated net income.
Segment net income may not be consistent with measures used by other companies.
Prior to April 1, 2026, segment results included an adjustment that utilized long-term management-determined core rates, which were used in our presentation of the “constant-currency adjustment.” These core rates were applied to all foreign currency exposures for which we were significantly hedged during the applicable period, even though we may have been less than 100% hedged.
Effective April 1, 2026, we prospectively replaced constant-currency reporting with a new adjustment to derive our segment results, which we refer to as our “adjustment for hedged exposures” as discussed in more detail below. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct adjustments determined using different methodologies.
Because a significant portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar, the Company maintains a foreign currency risk management program whereby it hedges its foreign currency exposure to the Japanese yen, Mexican peso, Chinese yuan, South Korean won, euro and New Taiwan dollar. Management utilizes the adjustment for hedged exposures for the Optical Communications, Glass Innovations and Automotive segments to reflect the Company’s foreign currency risk management program with respect to these currencies, as applicable to each segment. The most significant adjustment relates to the Japanese yen exposure within the Glass Innovations segment.
The adjustment for hedged exposures is calculated by applying our hedge rates (as defined below) to the portion of foreign currency exposure that is hedged by the Company’s hedging instruments during the applicable period. These hedging instruments include our translated earnings contracts and non-derivative instruments such as foreign-denominated debt. The identification of hedged exposures is consistent with the Company’s documented foreign exchange risk management practices. The remaining portion of foreign currency exposure that is not hedged is not adjusted and continues to be reflected at the exchange rates used in the Company’s consolidated GAAP results during the applicable period. The currency rates used in calculating this adjustment for hedged exposures (our “hedge rates”) reflect the weighted average of the contractual exchange rates of the Company’s hedging instruments in place for foreign currency exposure for the applicable period. The realized and unrealized gains or losses from our translated earnings contracts and non-derivative instruments are excluded from our segment results and we include the adjustment for hedged exposures to reflect the underlying hedge rates related to these hedging instruments. The adjustment for hedged exposures, when applied to net sales, reflects only the impact of foreign currency exchange rate movements on the hedged portion of exposure.
The table below presents the hedge rates used in calculating the adjustment for hedged exposures for the three months ended June 30, 2026 as well as the percentage of exposure hedged for the same period. Percentages are calculated relative to after-tax earnings exposure.

Currency	Japanese yen	Mexican peso	Chinese yuan	South Korean won	Euro	New Taiwan dollar
Hedge Rate	¥120	MX$20	¥6.8	₩1,269	€0.88	NT$31
% of Exposure Hedged	98%	94%	93%	100%	89%	95%
The table below presents the rates that were used in calculating the constant-currency adjustment and were applied to all foreign exchange exposures during the three months ended March 31, 2026 and the three and six months ended June 30, 2025, even though we may have been less than 100% hedged:

Currency	Japanese yen	Mexican peso	Chinese yuan	South Korean won	Euro	New Taiwan dollar
Core Rate	¥120	MX$21	¥6.9	₩1,250	€0.88	NT$31
Segment results for the comparative prior period as presented herein are the amounts as historically reported and adjusted only for the changes in segment reporting structure as described above. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for segment net sales and segment net income for our Glass Innovations segment for the three and six months ended June 30, 2026. The impact to segment net sales and segment net income for all other segments would have been immaterial.

The following provides selected segment information. The comparative periods have been recast for the changes in the reportable segment structure, as described above. However, periods prior to April 1, 2026 have not been recast for the changes in the segment measures, as described above.

Segment information (in millions):

	Optical Communications	Glass Innovations	Automotive	Solar	Total Reportable Segments		Life Sciences and Emerging Growth Businesses	Total
Three months ended June 30, 2026
Segment net sales	$2,072	$1,463	$471	$438	$4,444		$294	$4,738
Less:
Research, development and engineering expenses (1)	92	92	36	3	223		27	250
Depreciation (2)	77	150	39	77	343		23	366
Other segment items (3)	1,338	774	292	363	2,767		271	3,038
Income tax provision (benefit) (4)	127	93	22	2	244		(6)	238
Segment net income (loss)	$438	$354	$82	$(7)	$867		$(21)	$846
Capital expenditures	$180	$123	$16	$92	$411		$9	$420

Three months ended June 30, 2025
Segment net sales	$1,566	$1,443	$460	$231	$3,700		$345	$4,045
Less:
Research, development and engineering expenses (1)	76	92	35	4	207		26	233
Depreciation (2)	69	147	41	26	283		27	310
Other segment items (3)	1,102	795	284	196	2,377		285	2,662
Income tax provision (4)	72	85	21	3	181		1	182
Segment net income	$247	$324	$79	$2	$652		$6	$658
Capital expenditures	$87	$110	$30	$84	$311		$12	$323

Six months ended June 30, 2026
Segment net sales	$3,918	$2,883	$908	$808	$8,517		$566	$9,083
Less:
Research, development and engineering expenses (1)	177	176	72	5	430		55	485
Depreciation (2)	149	300	79	121	649		49	698
Other segment items (3)	2,530	1,551	565	674	5,320		520	5,840
Income tax provision (benefit) (4)	237	178	40	8	463		(13)	450
Segment net income (loss)	$825	$678	$152	$—	$1,655		$(45)	$1,610
Capital expenditures	$328	$273	$31	$118	$750		$14	$764

Six months ended June 30, 2025
Segment net sales	$2,921	$2,849	$900	$437	$7,107		$617	$7,724
Less:
Research, development and engineering expenses (1)	153	184	70	6	413		56	469
Depreciation (2)	134	284	82	43	543		56	599
Other segment items (3)	2,056	1,571	562	345	4,534		537	5,071
Income tax provision (benefit) (4)	130	169	39	14	352		(8)	344
Segment net income (loss)	$448	$641	$147	$29	$1,265		$(24)	$1,241
Capital expenditures	$184	$187	$42	$129	$542	$—	$20	$562
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
(4)Income tax provision (benefit) reflects a tax rate of 21%.

Segment information, continued (in millions):

	Optical Communications	Glass Innovations	Automotive	Solar	Total Reportable Segments	Life Sciences and Emerging Growth Businesses	Total
June 30, 2026
Investment in affiliated companies	$5	$112	$—	$—	$117	$156	$273
Segment assets (1)	$4,737	$9,240	$2,335	$3,029	$19,341	$1,424	$20,765
December 31, 2025
Investment in affiliated companies	$5	$114	$—	$—	$119	$183	$302
Segment assets (1)	$4,029	$9,236	$2,395	$2,734	$18,394	$1,470	$19,864
(1)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation and associated equity companies.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales of reportable segments	$4,444	$3,700	$8,517	$7,107
Net sales of Life Sciences and Emerging Growth Businesses	294	345	566	617
Adjustment for hedged exposures (1)	(233)		(233)
Impact of constant-currency reporting (2)		(183)	(201)	(410)
Consolidated net sales	$4,505	$3,862	$8,649	$7,314
(1)Effective April 1, 2026, adjustment was calculated by applying our hedge rates to the portion of foreign currency exposures that is hedged by the Company’s hedging instruments during the period, as described above. Amount primarily relates to the Japanese yen exposure within the Glass Innovations segment.
(2)Adjustment for periods prior to April 1, 2026 was calculated using long-term management-determined core rates and applied to all foreign currency exposures for which we were significantly hedged, as described above. Amount primarily relates to the Japanese yen exposure within the Glass Innovations segment.

The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income of reportable segments	$867	$652	$1,655	$1,265
Net (loss) income of Life Sciences and Emerging Growth Businesses	(21)	6	(45)	(24)
Unallocated amounts:
Adjustment for hedged exposures (1)	(208)		(208)
Impact of constant-currency reporting (2)		(159)	(180)	(339)
Translated earnings contract gain, net	90	131	74	30
Translation (loss) gain on foreign denominated debt, net	(1)	(27)	5	(70)
Research, development, and engineering expense	(49)	(43)	(92)	(77)
Amortization of intangibles	(23)	(28)	(46)	(56)
Interest expense, net	(62)	(72)	(123)	(135)
Income tax benefit	198	98	289	205
Restructuring, impairment and other charges and credits	(71)	(1)	(115)	6
Other corporate items	(111)	(57)	(197)	(120)
Consolidated net income	$609	$500	$1,017	$685
(1)Effective April 1, 2026, adjustment was calculated by applying our hedge rates to the portion of foreign currency exposures that is hedged by the Company’s hedging instruments during the period, as described above. Amount primarily relates to the Japanese yen exposure within the Glass Innovations segment.
(2)Adjustment for periods prior to April 1, 2026 was calculated using long-term management-determined core rates and applied to all foreign currency exposures for which we were significantly hedged, as described above. Amount primarily relates to the Japanese yen exposure within the Glass Innovations segment.

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
•Overview and Outlook
•Results of Operations
•Segment Analysis
•Core Performance Measures
•Liquidity and Capital Resources
•Environment
•Critical Accounting Estimates
•Forward-Looking Statements
OVERVIEW AND OUTLOOK
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
In the third quarter of 2023, we introduced our Springboard plan to grow sales and enhance our profitability base and launched our plan with an annualized sales run rate of $13 billion. Over the past two and a half years, we have significantly grown annualized sales and expanded profitability. Our continued performance on our Springboard plan has transformed the financial profile of the Company and delivered durable growth across our businesses. We see remarkable demand for our innovations and manufacturing capabilities, which we believe will lead to additional growth opportunities through 2026 and beyond.
As we continue to execute our Springboard strategy, we intend to pursue additional growth opportunities while focusing on profitable growth, higher returns on invested capital, and increased free cash flow generation. We expect to invest in capacity expansion and technology capabilities where appropriate to support customer demand and our long-term strategic objectives, while maintaining disciplined capital allocation and risk-sharing approaches designed to support attractive returns, even as we invest to capture additional growth.

RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Three months ended June 30,		% change	Six months ended June 30,		% change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025

Net sales	$4,505	$3,862	17%	$8,649	$7,314	18%

Cost of sales	$2,877	$2,470	16%	$5,493	$4,708	17%

Gross margin	$1,628	$1,392	17%	$3,156	$2,606	21%
Gross margin %	36%	36%		36%	36%

Selling, general and administrative expenses	$608	$515	18%	$1,196	$986	21%
as a % of net sales	13%	13%		14%	13%

Research, development and engineering expenses	$299	$276	8%	$577	$546	6%
as a % of net sales	7%	7%		7%	7%

Translated earnings contract gain, net	$90	$131	(31%)	$74	$30	147%

Income before income taxes	$649	$584	11%	$1,178	$824	43%

Provision for income taxes	$40	$84	(52%)	$161	$139	16%
Effective tax rate	6.2%	14.4%		13.7%	16.9%
Net sales
For the three months ended June 30, 2026, net sales increased $643 million, or 17%, when compared to the same period in 2025. This was primarily driven by an increase in sales for optical communication products of $506 million and an increase in sales for polycrystalline silicon and solar products of $207 million.
For the six months ended June 30, 2026, net sales increased $1.3 billion, or 18% when compared to the same period in 2025. This was primarily driven by an increase in sales for optical communication products of $997 million and polycrystalline silicon and solar products of $371 million.
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
For the three months ended June 30, 2026, cost of sales increased $407 million, or 16%, when compared to the same period in 2025, primarily driven by the increase in net sales as discussed above. Gross margin increased $236 million, or 17% and remained consistent as a percentage of sales when compared to the same period in 2025 as higher profit in Optical Communications was partially offset by temporarily higher costs to ramp up capacity to produce more in Solar.

For the six months ended June 30, 2026, cost of sales increased $785 million, or 17%, when compared to the same period in 2025, primarily driven by the increase in net sales as discussed above. Gross margin increased $550 million, or 21%, and remained consistent as a percentage of sales when compared to the same period in 2025 as higher profit in Optical Communications was partially offset by temporarily higher costs to ramp up capacity to produce more in Solar.
Selling, general and administrative expenses
The types of expenses included in selling, general and administrative expenses are: salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
For the three and six months ended June 30, 2026, selling, general and administrative expenses increased $93 million and $210 million, respectively, and remained consistent as a percentage of sales when compared to the same periods in 2025. The increase was primarily due to higher share-based compensation expense, as the rise in the Company’s stock price increased the fair value of performance-based restricted stock units.
Research, development and engineering expenses
For the three and six months ended June 30, 2026, research, development and engineering expenses increased $23 million and $31 million, respectively, and remained consistent as a percentage of sales when compared to the same periods in 2025.
Translated earnings contract gain, net
Included in translated earnings contract gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, Mexican peso, Chinese yuan, South Korean won, euro and New Taiwan dollar and its impact on net income.
The following table provides detailed information on the impact of translated earnings contract gain, net (in millions):

	Three months ended June 30, 2026		Three months ended June 30, 2025		Change 2026 vs. 2025
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain (loss), net (1) (2) (3)	$43	$33	$(9)	$(7)	$52	$40
Unrealized gain, net	47	35	140	107	(93)	(72)
Total translated earnings contract gain, net	$90	$68	$131	$100	$(41)	$(32)

	Six months ended June 30, 2026		Six months ended June 30, 2025		Change 2026 vs. 2025
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain, net (1) (2) (3)	$92	$71	$7	$5	$85	$66
Unrealized (loss) gain, net	(18)	(15)	23	18	(41)	(33)
Total translated earnings contract gain, net	$74	$56	$30	$23	$44	$33
(1)For the three and six months ended June 30, 2026, amount includes non-cash pre-tax realized losses of $75 million and $165 million, respectively, and for the three and six months ended June 30, 2025, amount includes non-cash pre-tax realized losses of $68 million and $108 million, respectively, related to the premiums of expired option contracts.
(2)For the three and six months ended June 30, 2026, amount excludes $4 million and $15 million gains, respectively, and for the three and six months ended June 30, 2025 amount excludes $8 million loss related to forward contracts designated as net investment hedge, which was recorded in accumulated other comprehensive loss on the consolidated balance sheets and reflected within investing activities on the consolidated statements of cash flows.
(3)For the three and six months ended June 30, 2026, amount excludes pre-tax gain of $6 million, related to forward contracts for the settlement of €300 million euro-denominated debt, which was reflected within investing activities on the consolidated statements of cash flows.

Since issuance of the Company’s Japanese yen-denominated debt, depreciation of the Japanese yen has reduced the U.S. dollar value of such obligations and generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income. During the second quarter of 2026, the Company entered into a cross-currency swap contract related to ¥15 billion of the Company’s Japanese yen-denominated debt in order to economically lock in unrealized foreign exchange gains.

The impact to income from realized activity for the three and six months ended June 30, 2026 was primarily driven by realized gains from our Japanese yen and Mexican peso-denominated hedges, partially offset by realized losses from our South Korean won-denominated hedges.

The impact to income from realized activity for the three months ended June 30, 2025 was primarily driven by realized losses from our South Korean won denominated hedges, partially offset by realized gains from our Mexican peso denominated hedges. The impact to income from realized activity for the six months ended June 30, 2025 was primarily driven by realized gains from our Mexican peso and Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won-denominated hedges.

The impact to income from unrealized activity for the three months ended June 30, 2026 was primarily driven by unrealized gains from our Mexican peso and Chinese yuan-denominated hedges, partially offset by unrealized losses from our Japanese yen-denominated hedges. The impact to income from unrealized activity for the six months ended June 30, 2026 was primarily driven by unrealized losses from our Japanese yen, South Korean won and New Taiwan dollar-denominated hedges, partially offset by unrealized gains from our Chinese yuan, euro and Mexican peso-denominated hedges.
The impact to income from unrealized activity for the three and six months ended June 30, 2025 was primarily driven by unrealized gains from our South Korean won and New Taiwan dollar-denominated hedges partially offset by unrealized losses from our Japanese-yen and euro denominated hedges.
Income before income taxes

For the three and six months ended June 30, 2026, income before income taxes increased $65 million and $354 million, respectively, when compared to the same periods in 2025, primarily driven by an increase in gross margin, as discussed above, partially offset by an increase in selling, general and administration expenses due to higher share-based compensation expense, as the rise in the Company’s stock price increased the fair value of performance-based restricted stock units.
Provision for Income Taxes
For the three months ended June 30, 2026, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to adjustments to share-based compensation, government incentives and foreign derived deduction eligible income. For the six months ended June 30, 2026, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to adjustments to share-based compensation, government incentives, changes in reserves and foreign derived deduction eligible income partially offset by the impact of an unfavorable tax ruling in South Korea.
For the three and six months ended June 30, 2025, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to foreign-derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.
For the three months ended June 30, 2026, the effective tax rate differed when compared to the same period in 2025 primarily due to adjustments to share-based compensation, government incentives and foreign derived deduction eligible income. For the six months ended June 30, 2026, the effective tax rate differed when compared to the same period in 2025 primarily due to adjustments to share-based compensation, foreign derived deduction eligible income (previously foreign derived intangible income) and government incentives partially offset by the impact of an unfavorable tax ruling in South Korea.
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
The Internal Revenue Service (“IRS”) is currently conducting examinations of the Company’s U.S. federal income tax returns for the years 2015 through 2018 and 2019 through 2020, including matters related to the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If challenged, Corning believes that it is at least more likely than not to sustain its position relating to these matters. However, if the Company is ultimately unsuccessful in defending its position, the impact could be material to its consolidated financial statements.

SEGMENT ANALYSIS
Financial results for the reportable segments and Life Sciences and Emerging Growth Businesses are prepared on a basis consistent with the internal disaggregation of financial information to assist the chief operating decision maker in making internal operating decisions. In addition, effective April 1, 2026, we made changes to the manner in which we determine our segment results. Specifically, we prospectively replaced constant-currency reporting with a new adjustment to derive our segment results, which we refer to as our “adjustment for hedged exposures.” The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct adjustments determined using different methodologies. These changes are more fully discussed within Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements and includes a reconciliation of segment information to the corresponding amounts in the consolidated statements of income.
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

These changes reflect the Company’s internal management structure and align with the information regularly reviewed by the CODM.

Segment net income may not be consistent with measures used by other companies.

The following table presents segment net sales by reportable segment and Life Sciences and Emerging Growth Businesses (in millions) (1):

	Three months ended June 30,		$ change	% change	Six months ended June 30,		$ change	% change
	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Optical Communications	$2,072	$1,566	$506	32%	$3,918	$2,921	$997	34%
Glass Innovations	1,463	1,443	20	1%	2,883	2,849	34	1%
Automotive	471	460	11	2%	908	900	8	1%
Solar	438	231	207	90%	808	437	371	85%
Net sales of reportable segments	4,444	3,700	744	20%	8,517	7,107	1,410	20%
Life Sciences and Emerging Growth Businesses	294	345	(51)	(15%)	566	617	(51)	(8%)
Net sales of reportable segments and Life Sciences and Emerging Growth Businesses (2)	$4,738	$4,045	$693	17%	$9,083	$7,724	$1,359	18%
(1)Segment results for the comparative prior period as presented in the table above are the amounts as historically reported and adjusted only for the changes in segment reporting structure as described above. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for segment net sales for our Glass Innovations segment for the three and six months ended June 30, 2026. The impact to segment net sales for all other segments would have been immaterial.
(2)Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.
Optical Communications
The increase in segment net sales for both the three and six month periods was primarily due to continued growth in our Enterprise business driven by strong demand for our Generative AI products.
Glass Innovations
The increase in segment net sales for both the three and six month periods was primarily due to continued strong demand for LCD glass.
Automotive
The increase in segment net sales for both the three and six month periods was primarily driven by the adoption of our auto glass solutions.
Solar
The increase in segment net sales for both the three and six month periods was primarily driven by growth in polysilicon and solar wafers and module sales for the solar industry.
Life Sciences and Emerging Growth Businesses
The decrease in segment net sales for both the three and six month periods was primarily driven by our Pharmaceutical Technologies business.

The following table presents segment net income by reportable segment and Life Sciences and Emerging Growth Businesses (in millions) (1):

	Three months ended June 30,		$ change	% change	Six months ended June 30,		$ change	% change
	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Optical Communications	$438	$247	$191	77%	$825	$448	$377	84%
Glass Innovations	354	324	30	9%	678	641	37	6%
Automotive	82	79	3	4%	152	147	5	3%
Solar	(7)	2	(9)	*	-	29	(29)	(100%)
Net income of reportable segments	867	652	215	33%	1,655	1,265	390	31%
Life Sciences and Emerging Growth Businesses	(21)	6	(27)	*	(45)	(24)	(21)	(88%)
Net income of reportable segments and Life Sciences and Emerging Growth Businesses (2)	$846	$658	$188	29%	$1,610	$1,241	$369	30%
*Not meaningful
(1)Segment results for the comparative prior period as presented in the table above are the amounts as historically reported and adjusted only for the changes in segment reporting structure as described above. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for segment net income for our Glass Innovations segment for the three and six months ended June 30, 2026. The impact to segment net income for all other segments would have been immaterial.
(2)Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income for both the three and six month periods was primarily driven by strong incremental profit on higher revenue, as outlined above.
Glass Innovations
The increase in segment net income for both the three and six month periods was primarily driven by increased sales, as outlined above, and profit on higher volumes.
Automotive
The increase in segment net income for both the three and six month periods was primarily driven by increased sales, as outlined above, and profit on higher volumes.
Solar
The decrease in segment net income for both the three and six month periods was primarily driven by temporarily higher costs to ramp up capacity.
Life Sciences and Emerging Growth Businesses
The decrease in segment net income for both the three and six month periods was primarily driven by our Pharmaceutical Technologies business.

CORE PERFORMANCE MEASURES
Management uses non-GAAP financial measures (our “core performance measures”), together with GAAP financial measures, to evaluate operating performance, make financial and operational decisions, and allocate resources. Management believes that core performance measures, when considered together with the Company’s GAAP results, provide investors with useful supplemental information by facilitating a functional view of operating results and providing additional insight into factors and trends affecting the Company’s performance.
Specifically, in managing the Company and assessing our financial performance, we supplement certain measures included in our consolidated financial statements by excluding specific items and making certain adjustments to arrive at our core performance measures. These measures are intended to supplement, and should not be viewed as a substitute for, the Company’s GAAP financial measures.
Items excluded from certain core performance measures include realized and unrealized gains and losses on our undesignated foreign exchange forward or option contracts and cross-currency swaps, which we refer to as our translated earnings contracts, and on the translation of our foreign-denominated debt. Other excluded items include acquisition-related costs, certain discrete tax items and other tax-related adjustments, restructuring, impairment and other charges and credits, certain litigation, regulatory and other legal matters, pension mark-to-market adjustments, and other items that do not reflect the ongoing operating results of the Company.

Prior to April 1, 2026, we included an adjustment to derive our core performance measures that utilized long-term management-determined core rates, which were used in our presentation of the “constant-currency adjustment.” These core rates were applied to all foreign currency exposures for which we were significantly hedged during the applicable period, even though we may have been less than 100% hedged.
Effective April 1, 2026, we prospectively replaced constant-currency reporting with a new non-GAAP adjustment, which we refer to as our “adjustment for hedged exposures” as discussed in more detail below. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies.
Because a significant portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar, the Company maintains a foreign currency risk management program whereby it hedges its foreign currency exposure to the Japanese yen, Mexican peso, Chinese yuan, South Korean won, euro and New Taiwan dollar. Management utilizes the adjustment for hedged exposures for the Optical Communications, Glass Innovations and Automotive segments to reflect the Company’s foreign currency risk management program with respect to these currencies, as applicable to each segment. The most significant adjustment relates to the Japanese yen exposure within the Glass Innovations segment. Management believes that this adjustment for hedged exposures is useful for analyzing underlying business trends and establishing operational goals and forecasts by illustrating results aligned with the currency environment established by the Company’s foreign currency risk management program.
The adjustment for hedged exposures is calculated by applying our hedge rates (as defined below) to the portion of foreign currency exposure that is hedged by the Company’s hedging instruments during the applicable period. These hedging instruments include our translated earnings contracts and non-derivative instruments such as foreign-denominated debt. The identification of hedged exposures is consistent with the Company’s documented foreign exchange risk management practices. The remaining portion of foreign currency exposure that is not hedged is not adjusted and continues to be reflected at the exchange rates used in the Company’s consolidated GAAP results during the applicable period. The currency rates used in calculating this adjustment for hedged exposures (our “hedge rates”) reflect the weighted average of the contractual exchange rates of the Company’s hedging instruments in place for foreign currency exposure for the applicable period. The realized and unrealized gains or losses from our translated earnings contracts and non-derivative instruments are excluded from our core performance measures in our GAAP to core reconciliation, and we include the adjustment for hedged exposures to reflect the underlying hedge rates related to these hedging instruments. The adjustment for hedged exposures, when applied to net sales, reflects only the impact of foreign currency exchange rate movements on the hedged portion of exposure.
Management believes the adjustment for hedged exposures provides investors with useful supplemental information regarding operating performance by reflecting the effect of the Company’s foreign currency risk management program on the portion of exposure actually hedged during the applicable period.
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

Results of Operations – Core Performance Measures
The following table presents selected highlights from our operations, excluding certain items (in millions, except per share amounts) (1):

	Three months ended June 30,		% change	Six months ended June 30,		% change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Core net sales	$4,738	$4,045	17%	$9,083	$7,724	18%
Core net income	$680	$523	30%	$1,292	$990	31%
Core earnings per share	$0.78	$0.60	30%	$1.47	$1.14	29%
(1)Core performance measures for the comparative prior period as presented in the table above are the amounts as historically reported. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for core net sales, core net income and core earnings per share for the three and six months ended June 30, 2026.
Core Net Sales
For the three months ended June 30, 2026, we generated core net sales of $4.7 billion compared to $4.0 billion for the same period in 2025. The increase in core net sales of $693 million was primarily driven by increased segment sales of $506 million in Optical Communications and $207 million in Solar. Net sales of reportable segments and Life Sciences and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.
For the six months ended June 30, 2026, we generated core net sales of $9.1 billion compared to $7.7 billion for the same period in 2025. The increase in core net sales of $1.4 billion was primarily driven by increased segment sales of $997 million in Optical Communications and $371 million in Solar. Net sales of reportable segments and Life Sciences and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.
Core Net Income
For the three months ended June 30, 2026, we generated core net income of $680 million compared to $523 million for the same period in 2025. The increase of $157 million was primarily due to higher segment net income of $191 million in Optical Communications, partially offset by increased variable compensation and higher costs to ramp up capacity in Solar. Net income of reportable segments and Life Sciences and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.
For the six months ended June 30, 2026, we generated core net income of $1.3 billion compared to $990 million for the same period in 2025. The increase of $302 million was primarily due to higher segment net income of $377 million in Optical Communications, partially offset by increased variable compensation and higher costs to ramp up capacity in Solar. Net income of reportable segments and Life Sciences and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share
Core earnings per share increased for the three months ended June 30, 2026 to $0.78 per share, primarily as a result of the changes in core net income, outlined above.
Core earnings per share increased for the six months ended June 30, 2026 to $1.47 per share, primarily as a result of the changes in core net income, outlined above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Core net income	$680	$523	$1,292	$990

Weighted-average common shares outstanding - basic	862	855	860	855
Effect of dilutive securities:
Stock options, awards and warrants	13	10	17	11
Weighted-average common shares outstanding - diluted	875	865	877	866
Core earnings per share	$0.78	$0.60	$1.47	$1.14

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
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended June 30, 2026
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$4,505	$649	$559	6.2%	$0.64
Adjustment for hedged exposures (1)	233	208	159		0.18
Translation loss on foreign denominated debt, net (2)		1	1		0.00
Translated earnings contract gain, net (3)		(90)	(68)		(0.08)
Acquisition-related costs (4)		26	18		0.02
Discrete tax items and other tax-related adjustments (5)			(79)		(0.09)
Restructuring, impairment and other charges and credits (6)		71	60		0.07
Pension mark-to-market adjustment (7)		22	18		0.02
Loss on investments (8)		13	13		0.01
Gain on sale of business (9)		(2)	(1)		(0.00)
Core performance measures	$4,738	$898	$680	18.5%	$0.78
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $50 million and $51 million, respectively.

	Three months ended June 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$3,862	$584	$469	14.4%	$0.54
Constant-currency adjustment (1)	183	159	125		0.14
Translation loss on foreign denominated debt, net (2)		27	21		0.02
Translated earnings contract gain, net (3)		(131)	(100)		(0.12)
Acquisition-related costs (4)		29	21		0.02
Discrete tax items and other tax-related adjustments (5)			(28)		(0.03)
Restructuring, impairment and other charges and credits (6)		1	1		0.00
Pension mark-to-market adjustment (7)		16	12		0.01
Gain on investments (8)		(6)	(6)		(0.01)
Loss on sale of assets (10)		1	1		0.00
Litigation, regulatory and other legal matters (11)		(3)	(2)		(0.00)
Equity in losses of affiliated companies (12)		12	9		0.01
Core performance measures	$4,045	$689	$523	19.5%	$0.60
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $31 million and $32 million, respectively.

	Six months ended June 30, 2026
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$8,649	$1,178	$930	13.7%	$1.06
Adjustment for hedged exposures (1)	233	208	159		0.18
Constant-currency adjustment (1)	201	180	135		0.15
Translation gain on foreign denominated debt, net (2)		(5)	(4)		(0.00)
Translated earnings contract gain, net (3)		(74)	(56)		(0.06)
Acquisition-related costs (4)		71	52		0.06
Discrete tax items and other tax-related adjustments (5)			(49)		(0.06)
Restructuring, impairment and other charges and credits (6)		115	102		0.12
Pension mark-to-market adjustment (7)		21	17		0.02
Loss on investments (8)		19	19		0.02
Gain on sale of business (9)		(2)	(1)		(0.00)
Gain on sale of assets (10)		(16)	(12)		(0.01)
Core performance measures	$9,083	$1,695	$1,292	18.5%	$1.47
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $87 million and $89 million respectively.

	Six months ended June 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$7,314	$824	$626	16.9%	$0.72
Constant-currency adjustment (1)	410	339	293		0.34
Translation loss on foreign denominated debt, net (2)		70	54		0.06
Translated earnings contract gain, net (3)		(30)	(23)		(0.03)
Acquisition-related costs (4)		59	43		0.05
Discrete tax items and other tax-related adjustments (5)			(35)		(0.04)
Restructuring, impairment and other charges and credits (6)		(6)	(4)		(0.00)
Pension mark-to-market adjustment (7)		15	12		0.01
Gain on investments (8)		(1)	(1)		(0.00)
Loss on sale of business (9)		11	7		0.01
Loss on sale of assets (10)		5	4		0.00
Litigation, regulatory and other legal matters (11)		7	5		0.01
Equity in losses of affiliated companies (12)		12	9		0.01
Core performance measures	$7,724	$1,305	$990	19.5%	$1.14
(a)Based upon statutory tax rates in the specific jurisdiction for each event.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $59 million and $61 million, respectively.
Refer to “Items Adjusted from GAAP Measures” for the descriptions of the footnoted reconciling items.

Items Adjusted from GAAP Measures
Items adjusted from GAAP measures to arrive at core performance measures are as follows:
(1)Adjustment for hedged exposures: Effective April 1, 2026, the Company replaced its prior constant-currency adjustment with an adjustment for hedged exposures. Because a significant portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar, the Company maintains a foreign currency risk management program whereby it hedges its exposure to the Japanese yen, Mexican peso, Chinese yuan, South Korean won, euro and New Taiwan dollar. Management uses the adjustment for hedged exposures for the Optical Communications, Glass Innovations and Automotive segments to reflect the impact of that program, as applicable to each segment. The most significant adjustment relates to Japanese yen exposure within the Glass Innovations segment, which primarily impacts net sales.

The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies. Under the prior methodology, management-determined rates were applied to all foreign currency exposures for which we were significantly hedged during the applicable period, even though we may have been less than 100% hedged. Under the current adjustment for hedged exposures, contractual hedge rates are applied only to the portion of exposure actually hedged during the applicable period, and the remaining unhedged exposure is reflected at the exchange rates included in the Company’s consolidated GAAP results. The prior-period amounts presented herein are the amounts as historically reported.

The table below presents the hedge rates used in calculating the adjustment for hedged exposures for the three months ended June 30, 2026 as well as the percentage of exposure hedged for the same period. Percentages are calculated relative to after-tax earnings exposure.

Currency	Japanese yen	Mexican peso	Chinese yuan	South Korean won	Euro	New Taiwan dollar
Hedge Rate	¥120	MX$20	¥6.8	₩1,269	€0.88	NT$31
% of Exposure Hedged	98%	94%	93%	100%	89%	95%
Constant-currency adjustment: Prior to April 1, 2026, the constant-currency rates used were as follows and were applied to all relevant foreign currency exposures during the three months ended March 31, 2026 and three and six months ended June 30, 2025:

Currency	Japanese yen	Mexican peso	Chinese yuan	South Korean won	Euro	New Taiwan dollar
Core Rate	¥120	MX$21	¥6.9	₩1,250	€0.88	NT$31
(2)Translation of foreign denominated debt, net: Amount reflects the gain or loss on the translation of our yen-denominated and euro-denominated debt to U.S. dollars, net of gains or losses on related derivative instruments.
(3)Translated earnings contract, net: Amount reflects the impact of the realized and unrealized gains and losses on our derivative instruments used to hedge Japanese yen, Mexican peso, Chinese yuan, South Korean won, euro and New Taiwan dollar foreign currency exposure related to translated earnings.
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
(8)Gain or loss on investments: Amount reflects the gain or loss recognized on investments due to mark-to-market adjustments for the change in fair value or the disposition of an investment.
(9)Gain or loss on sale of business: Amount reflects the gain or loss recognized for the sale of a business, recorded in other expense, net, on the consolidated statements of income.

(10)Gain or loss on sale of assets: Amount represents the gain or loss recognized for the sale of assets, recorded in cost of sales, on the consolidated statements of income.
(11)Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.
(12)Equity in losses of affiliated companies: Amount reflects costs not related to continuing operations of affiliated companies, such as restructuring, impairment losses, inventory adjustments, and other charges and credits.

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
Our major sources of funding for 2026 and beyond will be our operating cash flow, our existing balances of cash and cash equivalents and proceeds from any issuances of securities. We believe we have sufficient liquidity to fund operations and meet our obligations for the foreseeable future. Such obligations may include requirements for acquisitions, capital expenditures, debt repayments, dividend payments and share repurchases. We will continue to generate cash from operations and maintain access to our revolving credit facility and commercial paper programs as discussed in more detail below.
Key Balance Sheet Data
We fund our working capital with cash from operations and, periodically, short-term and long-term borrowings. In addition, from time to time, we receive upfront cash from customers relating to long-term supply agreements, as well as cash incentives or tax credits from government entities primarily for capital expansion projects or for production related operating expenses.
The following table presents balance sheet and working capital measures (in millions):

	June 30, 2026	December 31, 2025
Working capital	$4,896	$3,308
Current ratio	1.8:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$2,932	$2,779
Days sales outstanding	59	60
Inventories	$3,426	$3,077
Inventory turns	3.3	3.3
Days payable outstanding (1)	70	63
Long-term debt	$7,756	$7,630
Total debt	$8,424	$8,434
Total debt to total capital	39%	41%
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
We participate in accounts receivable management programs, including factoring arrangements to sell certain accounts receivable to third-party financial institutions or accelerate collections through our customer’s supply chain financing arrangements. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. During the six months ended June 30, 2026 and 2025, we accelerated the collection of $611 million and $802 million, respectively, in accounts receivable. Related servicing fees for the period were not material.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$2,079	$859
Net cash used in investing activities	$(562)	$(466)
Net cash used in financing activities	$(572)	$(696)
Net cash provided by operating activities for the six months ended June 30, 2026 improved when compared to the same period in the prior year, primarily driven by higher net income and the receipt of an upfront customer deposit of $1.0 billion, related to a long-term supply agreement.
Net cash used in investing activities for the six months ended June 30, 2026 increased by $96 million when compared to the same period last year, primarily driven by increased capital expenditures of $238 million, partially offset by higher realized gains on our translated earnings contracts of $171 million.
Net cash used in financing activities for the six months ended June 30, 2026 decreased by $124 million when compared to the same period last year, primarily driven by $500 million in proceeds from the issuance of a pre-funded warrant and a $164 million increase in proceeds from the issuance of debt and short-term borrowings, partially offset by incremental debt payments of $412 million and increased payments for employee withholding tax on stock awards of $209 million.
As of June 30, 2026, our cash and cash equivalents and available credit capacity included (in millions):

June 30, 2026
Cash and cash equivalents	$2,504

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Cash and Cash Equivalents
As of June 30, 2026, we had $2.5 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of June 30, 2026, approximately 49% of the consolidated cash and cash equivalents were held outside the U.S.
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

Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of June 30, 2026, we did not have any commercial paper outstanding.
We have a revolving credit facility (the “Revolving Credit Facility”) available to support obligations under the commercial paper program and for general corporate purposes, if needed. The Revolving Credit Facility provides a committed $1.5 billion in unsecured multi-currency line of credit and expires July 28, 2030. As of June 30, 2026, there were no outstanding amounts under the Revolving Credit Facility.
The agreement governing the Revolving Credit Facility includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. As of June 30, 2026, we were in compliance with all such covenants. The required leverage ratio is a maximum of 60%. As of June 30, 2026, our leverage using this measure was approximately 39%.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of June 30, 2026, we were in compliance with all such provisions.
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
Uses of Cash
Share Repurchase Agreement
Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of June 30, 2026, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.
Refer to Note 16 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2025 Form 10-K for additional information.

Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”).
As of June 30, 2026, approximately $3.0 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
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
Capital Expenditures
Capital expenditures were $754 million for the six months ended June 30, 2026. We expect our 2026 full year capital expenditures to increase to approximately $2.0 billion.
Current Maturities of Short and Long-Term Debt
As of June 30, 2026, we had $0.7 billion of long-term debt and short-term borrowings that is due in less than one year. Management monitors these upcoming maturities as part of its broader liquidity planning process and expects to settle them through a combination of cash generated from operations, existing cash balances, committed credit capacity, and, where appropriate, refinancing transactions. The Company’s liquidity needs and the timing of any financing activities may be influenced by, among other things, market conditions, interest rates, and the availability of acceptable terms.

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
In 2026, the Company anticipates making voluntary cash contributions of $40 million to our domestic defined benefit pension plan and $9 million to the international pension plans.
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
-changes in macroeconomic and market conditions and market volatility, including developments and volatility arising from health crisis events, inflation, interest rates, the value of securities and other financial assets, precious metals, oil, natural gas, raw materials and other commodity prices and exchange rates (particularly between the U.S. dollar and the Japanese yen, Mexican peso, Chinese yuan, South Korean won, euro and New Taiwan dollar), decreases or sudden increases of consumer demand, and the impact of such changes and volatility on our financial position and businesses;
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information about purchases of common stock during the second quarter of 2026:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
April 1-30, 2026	1,135,757	$165.92
May 1-31, 2026	14,317	162.13
June 1-30, 2026	184,155	183.09
Total	1,334,229	$168.25	—	$2,972,667,460
(1)This column reflects: (i) 740,881 shares of common stock related to the vesting of employee performance stock units; (ii) 534,103 shares of common stock related to the vesting of employee restricted stock units; (iii) 59,205 shares of common stock related to the vesting of employee restricted stock; and (iv) 40 shares of common stock related to the exercise of employee stock options and payment of the exercise price.
(2)Represents the stock price at the time of surrender.
Item 5. Other Information
During the three months ended June 30, 2026, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

CORNING INCORPORATED
Registrant

Date: July 29, 2026	By	/s/ Stefan Becker
Stefan Becker
Senior Vice President and Corporate Controller