Form 10-Q
period 2026-09-30
CORNING INC /NY
filed 2026-10-29
CIK 24741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2026
Corning’s Common Stock, $0.50 par value per share	861,401,106 shares

Consolidated Statements of Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$4,855	$4,100	$13,504	$11,414
Cost of sales	3,045	2,580	8,538	7,288

Gross margin	1,810	1,520	4,966	4,126

Operating expenses:
Selling, general and administrative expenses	563	624	1,759	1,610
Research, development and engineering expenses	314	280	891	826
Amortization of purchased intangibles	22	27	68	83

Operating income	911	589	2,248	1,607

Interest income	17	10	38	27
Interest expense	(87)	(78)	(273)	(243)
Translated earnings contract gain, net (Note 9)	138	33	212	63
Other expense, net	(11)	(4)	(79)	(80)

Income before income taxes	968	550	2,146	1,374
Provision for income taxes (Note 11)	(222)	(80)	(383)	(219)

Net income	746	470	1,763	1,155

Net income attributable to non-controlling interest	(66)	(40)	(153)	(99)

Net income attributable to Corning Incorporated	$680	$430	$1,610	$1,056

Earnings per common share available to common shareholders:
Basic (Note 13)	$0.79	$0.50	$1.87	$1.24
Diluted (Note 13)	$0.78	$0.50	$1.85	$1.21
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$746	$470	$1,763	$1,155

Foreign currency translation adjustments and other (Note 12)	416	(92)	231	460
Unamortized losses and prior service costs for postretirement benefit plans	(4)	(7)	(34)	(23)
Realized and unrealized (losses) gains on derivatives	(23)	16	(24)	89
Other comprehensive income (loss), net of tax	389	(83)	173	526

Comprehensive income	1,135	387	1,936	1,681

Comprehensive income attributable to non-controlling interest	(66)	(40)	(153)	(99)

Comprehensive income attributable to Corning Incorporated	$1,069	$347	$1,783	$1,582
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets

Current assets:
Cash and cash equivalents	$2,537	$1,526
Trade accounts receivable, net of doubtful accounts - $28 and $27	3,101	2,779
Inventories (Note 3)	3,646	3,077
Other current assets (Note 5)	2,058	1,554
Total current assets	11,342	8,936

Property, plant and equipment, net of accumulated depreciation - $15,990 and $15,229	15,517	14,825
Goodwill	2,484	2,489
Other intangible assets, net	587	657
Deferred income taxes (Note 11)	1,615	1,515
Other assets (Note 5)	2,581	2,554

Total Assets	$34,126	$30,976

Liabilities and Equity

Current liabilities:
Current portion of long-term debt and short-term borrowings (Note 6)	$933	$804
Accounts payable	2,492	1,979
Other accrued liabilities (Notes 5 and 8)	3,160	2,845
Total current liabilities	6,585	5,628

Long-term debt (Note 6)	7,267	7,630
Postretirement benefits other than pensions (Note 7)	324	314
Other liabilities (Notes 5 and 8)	5,662	5,097
Total liabilities	19,838	18,669

Commitments and contingencies (Note 8)
Shareholders’ equity: (Note 12)
Common stock – Par value $0.50 per share; Shares authorized 3.8 billion; Shares issued: 1.9 billion and 1.8 billion	927	924
Additional paid-in capital	18,687	17,580
Retained earnings	17,427	16,551
Treasury stock, at cost; Shares held: 994 million and 992 million	(21,438)	(21,143)
Accumulated other comprehensive loss	(1,932)	(2,105)
Total Corning Incorporated shareholders’ equity	13,671	11,807
Non-controlling interest	617	500
Total equity	14,288	12,307

Total Liabilities and Equity	$34,126	$30,976
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions)

	Nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,763	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,073	913
Amortization of purchased intangibles	68	83
Loss on disposal of assets, net	58	20
Share-based compensation expense	298	216
Translation (gain) loss on foreign denominated debt, net	(1)	66
Deferred tax benefit	(45)	(149)
Translated earnings contract gain, net	(212)	(63)
Changes in assets and liabilities:
Trade accounts receivable	(416)	(429)
Inventories	(571)	(266)
Other current assets	(156)	(256)
Accounts payable and other current liabilities	659	391
Customer deposits and government incentives	639	(49)
Deferred income	(145)	(108)
Other, net	128	119
Net cash provided by operating activities	3,140	1,643

Cash Flows from Investing Activities:
Capital expenditures	(1,299)	(850)
Proceeds from government incentives	8
Realized gains on translated earnings contracts and other	423	192
Premiums paid on hedging contracts	(145)	(83)
Other, net	8	(24)
Net cash used in investing activities	(1,005)	(765)

Cash Flows from Financing Activities:
Repayments of debt	(961)	(282)
Proceeds from issuance of debt and short-term borrowings	449	285
Repayment of acquisition related debt	(2)	(33)
Proceeds from cross currency swap		24
Proceeds from warrants	500
Principal payments on finance leases	(106)	(24)
Payments of employee withholding tax on stock awards	(294)	(87)
Proceeds from exercise of stock options	24	31
Purchases of common stock for treasury		(158)
Dividends paid	(757)	(744)
Other, net	(20)	(32)
Net cash used in financing activities	(1,167)	(1,020)
Effect of exchange rates on cash	17	22
Net increase (decrease) in cash and cash equivalents and restricted cash	985	(120)
Cash and cash equivalents and restricted cash at beginning of period	1,566	1,768
Cash and cash equivalents and restricted cash at end of period	$2,551	$1,648
Restricted cash included in other current assets	14
Cash and cash equivalents at end of period	$2,537	$1,648
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity	Corning Incorporated and Subsidiary Companies
(Unaudited; in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2025	$924	$17,580	$16,551	$(21,143)	$(2,105)	$11,807	$500	$12,307
Net income			371			371	37	408
Other comprehensive loss					(186)	(186)		(186)
Shares issued to benefit plans and for option exercises	1	124				125		125
Common dividends ($0.28 per share)			(242)			(242)		(242)
Other, net (1)				(63)		(63)		(63)
Balance as of March 31, 2026	$925	$17,704	$16,680	$(21,206)	$(2,291)	$11,812	$537	$12,349
Net income			559			559	50	609
Other comprehensive loss					(30)	(30)	(1)	(31)
Shares issued to benefit plans and for option exercises	2	136				138		138
Issuance of warrants (2)		796				796		796
Common dividends ($0.56 per share)			(492)			(492)		(492)
Other, net (1)				(223)		(223)	(19)	(242)
Balance as of June 30, 2026	$927	$18,636	$16,747	$(21,429)	$(2,321)	$12,560	$567	$13,127
Net income			680			680	66	746
Other comprehensive income					389	389	1	390
Shares issued to benefit plans and for option exercises		51				51		51
Other, net (1)				(9)		(9)	(17)	(26)
Balance as of September 30, 2026	$927	$18,687	$17,427	$(21,438)	$(1,932)	$13,671	$617	$14,288

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total Corning Incorporated shareholders’ equity	Non-controlling interest	Total
Balance as of December 31, 2024	$921	$17,264	$15,926	$(20,882)	$(2,543)	$10,686	$384	$11,070
Net income			157			157	28	185
Other comprehensive income					183	183		183
Purchase of common stock for treasury				(100)		(100)		(100)
Shares issued to benefit plans and for option exercises	1	63				64		64
Common dividends ($0.28 per share)			(244)			(244)		(244)
Other, net (1)				(30)		(30)		(30)
Balance as of March 31, 2025	$922	$17,327	$15,839	$(21,012)	$(2,360)	$10,716	$412	$11,128
Net income			469			469	31	500
Other comprehensive income					426	426	1	427
Purchase of common stock for treasury				(33)		(33)		(33)
Shares issued to benefit plans and for option exercises	1	62				63		63
Common dividends ($0.56 per share)			(485)			(485)		(485)
Other, net (1)				(40)		(40)	(15)	(55)
Balance as of June 30, 2025	$923	$17,389	$15,823	$(21,085)	$(1,934)	$11,116	$429	$11,545
Net income			430			430	40	470
Other comprehensive loss					(83)	(83)		(83)
Purchase of common stock for treasury				(25)		(25)		(25)
Shares issued to benefit plans and for option exercises	1	114				115		115
Other, net (1)				(17)		(17)		(17)
Balance as of September 30, 2025	$924	$17,503	$16,253	$(21,127)	$(2,017)	$11,536	$469	$12,005
(1)Treasury stock includes the deemed surrender to the Company of common stock to satisfy employee tax withholding obligations.
(2)On May 6, 2026, the Company issued warrants exercisable for up to 18 million shares of common stock. Warrants were recorded within additional paid-in capital based on the grant-date fair value. Refer to Note 12 (Shareholders’ Equity) for additional information.
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
The consolidated financial statements include the accounts of Corning Incorporated and its consolidated subsidiaries (collectively, the “Company”), consisting of its wholly-owned subsidiaries, partially-owned subsidiaries in which the Company holds a controlling financial interest through ownership of a majority of the voting interests and those entities in which the Company has a variable interest and of which the Company is the primary beneficiary, and are consolidated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods presented. All intercompany balances, transactions and profits have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.
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
Certain prior year amounts have been reclassified to conform to the current year presentation, including a recast of the Company’s segment-related disclosures to align with its new reportable segments as of the first quarter of fiscal year 2026. Refer to Note 14 (Reportable Segments) for additional information. These reclassifications had no impact on the results of operations, financial position or changes in shareholders’ equity.

2. Revenue
Disaggregated Revenue
The following table presents revenues by product category. The product category classifications have been updated and the comparative period has been recast due to changes in how the business is being managed as of the first quarter of fiscal year 2026 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Optical communications products	$2,379	$1,652	$6,297	$4,573
Electronics glass and advanced optics products	1,281	1,390	3,726	3,856
Automotive products	471	453	1,386	1,336
Polycrystalline silicon and solar products	436	319	1,244	756
Life Sciences products	247	241	724	715
All other products	41	45	127	178
Total revenue	$4,855	$4,100	$13,504	$11,414
Contract Liabilities
As of September 30, 2026 and December 31, 2025, the Company had contract liabilities of $2.7 billion and $2.3 billion, respectively. Contract liabilities include customer deposits received prior to the satisfaction of performance obligations and deferred revenue related to non-refundable consideration received in advance of performance. Refer to Note 5 (Other Assets and Other Liabilities) for additional information.
Customer deposits allow customers to secure rights to products produced by Corning under long-term supply agreements, typically over periods of up to 10 years. As products are delivered, Corning recognizes revenue and reduces the related customer deposit liability by applying such amounts against customer receivables. During the second quarter of 2026, the Company recorded an approximate $0.7 billion net contract liability, consisting of a $1.0 billion customer deposit under a long-term supply agreement extending through December 31, 2029, partially offset by $267 million for the long-term portion of a warrant issued to the customer, accounted for as consideration payable to the customer and measured at its grant-date fair value. The fair value of the warrant will be recognized as a reduction of revenue as sales occur under the agreement. Refer to Note 12 (Shareholders’ Equity) for additional information.
During the three and nine months ended September 30, 2026, the Company applied $23 million and $237 million, respectively, of customer deposits included in the beginning-of-period contract liability balance to customer receivables. During the three and nine months ended September 30, 2025, the Company applied $13 million and $94 million, respectively, of customer deposits included in the beginning-of-period contract liability balance to customer receivables.
Deferred revenue is tracked on a per-customer, contract-unit basis. As customers take delivery of committed volumes under the contract terms, deferred revenue is recognized on a per-unit basis upon transfer of control of the promised goods, based on units delivered relative to total contractual units. During the three and nine months ended September 30, 2026, the Company recognized $51 million and $169 million, respectively, of revenue that was included in the beginning-of-period contract liability balance. During the three and nine months ended September 30, 2025, the Company recognized $42 million and $125 million, respectively, of revenue that was included in the beginning-of-period contract liability balance.

3. Inventories
Inventories consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Finished goods	$1,595	$1,383
Work in process	732	618
Raw materials and accessories	761	564
Supplies and packing materials	558	512
Inventories	$3,646	$3,077
4. Leases
Recently commenced leases
For the nine months ended September 30, 2026, the Company commenced and recognized $253 million of right-of-use assets and lease liabilities under various leases for equipment placed in service within the solar manufacturing facility in Hemlock, Michigan. These leases were classified as finance leases, with lease terms ranging from five to eight years. Related to these assets, the Company recognized $84 million in Advanced Manufacturing Investment Credits under Section 48D of the Internal Revenue Code, as amended under the One Big Beautiful Bill Act (“48D credits”), which reduced the carrying value of these right-of-use assets.
Leases not yet commenced
The Company has entered into various leases that have not yet commenced in an aggregate amount of $329 million as of September 30, 2026, on an undiscounted basis, primarily for production-related equipment associated with the solar manufacturing facility in Hemlock, Michigan. The leases are expected to commence in the next twelve months with lease terms of approximately five years. The leases are expected to be classified as finance leases and the amount of right-of-use assets and lease liabilities will be determined and recorded upon lease commencement. Once placed in service, the Company will reduce the amount of right-of-use assets by any 48D credits, which are estimated to be approximately $98 million.

5. Other Assets and Other Liabilities
Other assets consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Current assets:
Derivative instruments (Note 9)	$737	$533
Government incentives	419	163
Other current assets	902	858
Other current assets	$2,058	$1,554

Non-current assets:
Derivative instruments (Note 9)	$366	$272
Government incentives	369	330
South Korean tax deposits (Note 11)	150	248
Operating leases	868	860
Investments	470	512
Other non-current assets	358	332
Other assets	$2,581	$2,554
Other liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Current liabilities:
Wages and employee benefits	$910	$866
Income taxes	77	98
Derivative instruments (Note 9)	456	159
Contract liabilities (Note 2)	501	386
Short-term operating leases	90	97
Other current liabilities	1,126	1,239
Other accrued liabilities	$3,160	$2,845

Non-current liabilities:
Defined benefit pension plan liabilities	$625	$587
Derivative instruments (Note 9)	346	307
Contract liabilities (Note 2)	2,200	1,884
Contingent consideration (1)	132	136
Deferred tax liabilities	238	149
Long-term operating leases	881	846
Other non-current liabilities	1,240	1,188
Other liabilities	$5,662	$5,097
(1)The Company’s contingent consideration liability related to the April 2025 acquisition of a U.S. solar module manufacturing facility within the Solar segment. The contingent consideration liability was initially recorded at fair value as of the acquisition date and is remeasured on a recurring basis, utilizing the income approach with Level 3 inputs.

6. Debt
Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $6.5 billion and $7.3 billion compared to recorded book values of $7.3 billion and $7.6 billion as of September 30, 2026 and December 31, 2025, respectively. The Company measures the fair value of its long-term debt using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
The Company maintains a revolving credit facility (the “Revolving Credit Facility”), which provides a committed $1.5 billion unsecured multi-currency line of credit and expires in 2030. As of September 30, 2026, there were no outstanding amounts under the Revolving Credit Facility.
Certain of Corning’s subsidiaries are the obligors to Chinese yuan-denominated unsecured variable rate loan facilities, whose proceeds are used for capital investment and related corporate purposes. During the nine months ended September 30, 2026, the Company entered into new Chinese yuan-denominated variable rate loan facilities and incurred $449 million, respectively, in short-term borrowings under these facilities. During the nine months ended September 30, 2026, the Company repaid $320 million of principal balance under these facilities. As of September 30, 2026, the amount outstanding under these facilities totaled $539 million, of which $497 million is due within one year. These facilities had variable interest rates ranging from 2.2% to 2.9%, respectively, and maturities ranging from 2027 to 2032. As of September 30, 2026, Corning had ¥0.8 billion Chinese yuan of unused capacity, equivalent to approximately $123 million. The amount outstanding under these facilities as of December 31, 2025 totaled $384 million.

During the nine months ended September 30, 2026, the Company repaid $250 million aggregate principal amount of its 7.250% Notes due 2036 and €300 million (equivalent to $351 million) aggregate principal amount of its 3.875% Notes due 2026.
During the nine months ended September 30, 2025, the Company repaid ¥10.0 billion (equivalent to $69.6 million) aggregate principal amount of its 0.722% debentures due 2025.
7. Employee Retirement Plans
The following table presents the components of net periodic pension and postretirement benefit expense (income) for employee retirement plans, which other than the service cost component is recorded in other expense, net in the consolidated statements of income (in millions):

	Pension benefits				Postretirement benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$28	$25	$84	$73	$1	$1	$2	$2
Interest cost	46	48	136	143	4	4	12	13
Expected return on plan assets	(53)	(51)	(157)	(150)
Amortization of actuarial net gain					(6)	(8)	(18)	(23)
Amortization of prior service cost (credit)	1	1	3	3	(1)	(2)	(2)	(5)
Special termination benefit charge				1
Total pension and postretirement benefit expense (income)	$22	$23	$66	$70	$(2)	$(5)	$(6)	$(13)

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

Environmental Claims
Corning has been designated by federal or state governments under environmental laws, including Superfund, as a potentially responsible party that may be liable for cleanup costs associated with 21 hazardous waste sites. It is Corning’s policy to accrue for its estimated liability related to such hazardous waste sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. As of September 30, 2026 and December 31, 2025, Corning had accrued $89 million for the estimated undiscounted liability for environmental cleanup and related litigation. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company’s liability.
9. Financial Instruments
The following table summarizes the notional amounts and respective fair values of Corning’s derivative financial instruments on a gross basis (in millions):

	September 30, 2026			December 31, 2025
	Notional amount	Fair value asset (1)	Fair value liability (1)	Notional amount	Fair value asset (1)	Fair value liability (1)
Derivatives designated as hedging instruments (2):
Foreign exchange and precious metals lease contracts (3)	$769	$61	$(5)	$1,116	$95	$(19)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,766	35	(16)	4,333	29	(29)
Translated earnings contracts (4)	18,802	1,007	(543)	10,816	681	(224)
Cross currency swap contracts	1,092		(238)	798		(194)
Total derivatives	$23,429	$1,103	$(802)	$17,063	$805	$(466)

Current		$737	$(456)		$533	$(159)
Non-current		366	(346)		272	(307)
Total derivatives		$1,103	$(802)		$805	$(466)
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
(2)The amounts as of September 30, 2026 and December 31, 2025 do not include total notional amounts of €550 million ($622 million equivalent) and €750 million ($881 million equivalent), respectively, of euro-denominated debt, which is a non-derivative financial instrument designated as a net investment hedge.
(3)As of September 30, 2026, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $769 million. As of December 31, 2025, derivatives designated as hedging instruments include foreign exchange cash flow hedges and net investment hedges with gross notional amounts of $1,116 million and fair value hedges of leased precious metals with a gross notional amount of 4,090 troy ounces. Fair value liabilities include designated derivatives pertaining to precious metals lease contracts in the amount of $16 million as of December 31, 2025.
(4)The Company has deferred payments associated with its purchased option contracts that are classified as non-derivative liabilities and will be settled by the end of the option contract term. As of September 30, 2026 and December 31, 2025, the Company has $146 million and $229 million, respectively, recorded in other accrued liabilities and $37 million recorded in other liabilities as of September 30, 2026 on the consolidated balance sheets.

The following table summarizes the total gross notional amount for translated earnings contracts (in millions):

	September 30, 2026	December 31, 2025
Forward contracts:
Japanese yen-denominated	$3,452	$1,712
Mexican peso-denominated	2,117	1,264
Chinese yuan-denominated	1,332	1,179
South Korean won-denominated	5,238	2,413
Euro-denominated	1,249	1,595
New Taiwan dollar-denominated	814	483
Option contracts:
Japanese yen-denominated	4,328	2,170
Mexican peso-denominated	99
Chinese yuan-denominated	150
South Korean won-denominated	23
Total gross notional amount for translated earnings contracts	$18,802	$10,816
The following tables summarize the effect on the consolidated statements of income relating to Corning’s derivative financial instruments (in millions). The accumulated gain or loss included in accumulated other comprehensive loss on the consolidated balance sheets as of September 30, 2026 and December 31, 2025 is a gain of $40 million and $37 million, respectively.

	Three months ended September 30,
	Gain recognized in other comprehensive (loss) income (OCI) (1)		Location of gain reclassified from accumulated OCI into income effective (ineffective)	Gain reclassified from accumulated OCI into income
	2026	2025		2026	2025
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$15	$39	Cost of sales	$41	$1
			Other expense, net	2	6
Total designated	$15	$39		$43	$7
(1)Amount includes a gain of $6 million and a loss of $1 million during the three months ended September 30, 2026 and 2025, respectively, relating to non-derivative financial instruments designated as net investment hedges.

	Nine months ended September 30,
	Gain recognized in other comprehensive (loss) income (OCI) (1)		Location of gain reclassified from accumulated OCI into income effective (ineffective)	Gain (loss) reclassified from accumulated OCI into income
	2026	2025		2026	2025
Hedging relationships for cash flow, net investment and fair value hedges:
Foreign exchange and precious metals lease contracts	$89	$12	Cost of sales	$80	$(9)
			Other expense, net	6	9
Total designated	$89	$12		$86	$—
(1)Amount includes a gain of $25 million and a loss of $102 million during the nine months ended September 30, 2026 and 2025, respectively, relating to non-derivative financial instruments designated as net investment hedges.

	Gain (loss) recognized in income				Location of gain (loss) recognized in income
	Three months ended September 30,		Nine months ended September 30,
Undesignated derivatives	2026	2025	2026	2025
Foreign exchange contracts	$19	$(27)	$(17)	$93	Other expense, net
Translated earnings contracts (1)	138	33	212	63	Translated earnings contract gain, net
Cross currency swap contracts	19	(19)	(4)	(10)	Other expense, net
Total undesignated	$176	$(13)	$191	$146
(1)For the three and nine months ended September 30, 2026, amount includes non-cash pre-tax realized losses of $74 million and $239 million, respectively, and for the three and nine months ended September 30, 2025, amount includes non-cash pre-tax realized losses of $94 million and $202 million, respectively, related to the premiums of expired option contracts.
10. Share-Based Compensation
Total share-based compensation expense was $48 million and $298 million for the three and nine months ended September 30, 2026, respectively, and $99 million and $216 million for the three and nine months ended September 30, 2025, respectively. The income tax benefit realized from share-based compensation was $3 million and $120 million for the three and nine months ended September 30, 2026, respectively, and $11 million and $28 million for the three and nine months ended September 30, 2025, respectively.
11. Income Taxes
The following table presents the provision for income taxes and the related effective tax rate (in millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$(222)	$(80)	$(383)	$(219)
Effective tax rate	22.9%	14.5%	17.8%	15.9%
For the three months ended September 30, 2026, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to withholding taxes related to certain foreign earnings that are no longer permanently reinvested, partially offset by government incentives and foreign derived deduction eligible income. For the nine months ended September 30, 2026, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to adjustments to share-based compensation, government incentives, changes in reserves and foreign derived deduction eligible income, partially offset by the impact of an unfavorable tax ruling in South Korea and withholding taxes related to certain foreign earnings that are no longer permanently reinvested.
For the three and nine months ended September 30, 2025, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to foreign derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.
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
Corning Precision Materials, a South Korean subsidiary, is currently appealing certain tax assessments and tax refund claims for tax years 2014 through 2019. The Company was required to deposit the disputed tax amounts with the South Korean government as a condition of its appeal of any tax assessment. During 2026, the Company received a final unfavorable ruling relating to a tax dispute for tax years 2010 through 2012 and separately resolved tax year 2013 with no material impact. Accordingly, tax years 2010 through 2013 are now closed. As a result of the final ruling for tax years 2010 through 2012, the Company reduced its receivable balance by $92 million through a noncash charge to the income tax provision in the first quarter of 2026. On October 1, 2026, the Company received a judgment related to the remaining matters, which it intends to appeal. Management continues to believe that it is more likely than not that the Company will prevail in the final appeals process. The non-current receivable balance was $150 million and $248 million as of September 30, 2026 and December 31, 2025, respectively, for the amount on deposit with the South Korean government.

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
12. Shareholders’ Equity
Common Stock Dividends
On February 11, 2026, April 30, 2026 and June 24, 2026, Corning’s Board of Directors declared dividends of $0.28 per share of common stock, which were paid on March 30, 2026, June 29, 2026 and September 29, 2026, respectively.
On October 6, 2026, Corning’s Board of Directors declared a quarterly dividend of $0.28 per share of common stock, which will be payable on December 11, 2026.
Equity Programs
On September 11, 2026, the Company entered into an Equity Distribution Agreement whereby it has the ability to, from time to time, sell up to $2 billion of its common stock through an “at the market” (“ATM”) equity offering program. During the three and nine months ended September 30, 2026, no shares were issued under the ATM program.
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”), which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice. As of September 30, 2026, approximately $3.0 billion remains available under the Company’s 2019 Authorization.
During the three and nine months ended September 30, 2026, no shares were repurchased. During the three and nine months ended September 30, 2025, the Company repurchased 0.4 million shares and 3.1 million shares, respectively, for approximately $25 million and $158 million, respectively.
Issuance of Warrants
On May 6, 2026, in connection with the long-term customer partnership to help strengthen U.S. manufacturing for AI infrastructure, the Company entered into a securities purchase agreement (the “Purchase Agreement”) under which the Company issued and sold (i) a warrant (the “Traditional Warrant”) to purchase up to 15 million shares of common stock of the Company at an exercise price of $180.00 per share, and (ii) a pre-funded warrant (the “Pre-Funded Warrant” and, together with the Traditional Warrant, the “Warrants”) to purchase up to 3 million shares of common stock at an exercise price of $0.0001 per share.
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

Accumulated Other Comprehensive Loss
For the three and nine months ended September 30, 2026 and 2025, the change in accumulated other comprehensive loss was primarily related to foreign currency translation adjustments.
The following table presents the changes in foreign currency translation adjustments component of accumulated other comprehensive loss, including the proportionate share of equity method affiliates’ accumulated other comprehensive loss (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$(2,332)	$(1,978)	$(2,147)	$(2,530)
Gain (loss) on foreign currency translation (1)	403	(89)	227	437
Equity method affiliates (2)	13	(3)	4	23
Net current-period other comprehensive income (loss), net of tax	416	(92)	231	460
Ending balance	$(1,916)	$(2,070)	$(1,916)	$(2,070)
(1)For the three and nine months ended September 30, 2026, the tax effects were a provision of $68 million and $58 million, respectively. The prior period amounts were not material.
(2)Amounts are after tax. Tax effects are not significant.
13. Earnings Per Common Share
The following table presents the reconciliation of the amounts used to compute basic and diluted earnings per common share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income attributable to Corning Incorporated	$680	$430	$1,610	$1,056

Weighted-average common shares outstanding - basic	863	856	861	855
Effect of dilutive securities:
Stock options, awards and warrants	8	12	9	15
Weighted-average common shares outstanding - diluted	871	868	870	870
Basic earnings per common share	$0.79	$0.50	$1.87	$1.24
Diluted earnings per common share	$0.78	$0.50	$1.85	$1.21

Anti-dilutive potential shares excluded from diluted earnings per common share:
Stock options, awards and warrants	15	1	8	1
Total	15	1	8	1

14. Reportable Segments
Effective in the first quarter of fiscal year 2026, the Company revised its segment structure. This revision corresponds with changes in how our businesses are managed, which align with how our chief operating decision maker (“CODM”) reviews performance and allocates resources. As a result, the Company began managing its Display and Specialty Materials businesses as a single operating segment, referred to as Glass Innovations, and its Hemlock Semiconductor Group, solar wafer, and solar module businesses as a single operating segment, referred to as Solar. In addition, the Company’s Life Sciences business does not meet the quantitative threshold for separate reporting and therefore is no longer reported as a reportable segment and is included together with all other businesses that do not meet the quantitative threshold for separate reporting within Life Sciences and Emerging Growth Businesses. Optical Communications and Automotive remain unchanged and continue to be reported as separate reportable segments.
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
The table below presents the hedge rates used in calculating the adjustment for hedged exposures and the percentage of exposure hedged for the three and nine months ended September 30, 2026. Percentages are calculated relative to after-tax earnings exposure.

Currency	Japanese yen	Mexican peso	Chinese yuan	South Korean won	Euro	New Taiwan dollar
Three months ended September 30, 2026
Hedge Rate	¥120	MX$21	¥6.8	₩1,266	€0.87	NT$31
% of Exposure Hedged	94%	90%	93%	89%	92%	99%
Nine months ended September 30, 2026 (1)
Hedge Rate	¥120	MX$21	¥6.9	₩1,262	€0.88	NT$31
% of Exposure Hedged	97%	95%	95%	97%	93%	98%
(1)Prior to April 1, 2026, the core rate methodology was applied to all relevant foreign exchange exposures; its effects are reflected in the hedge rates and percentages of exposures hedged for the nine months ended September 30, 2026, as discussed and presented below.
The table below presents the rates that were used in calculating the constant-currency adjustment and were applied to all foreign exchange exposures during the three months ended March 31, 2026 and the three and nine months ended September 30, 2025, even though we may have been less than 100% hedged:

Currency	Japanese yen	Mexican peso	Chinese yuan	South Korean won	Euro	New Taiwan dollar
Core Rate	¥120	MX$21	¥6.9	₩1,250	€0.88	NT$31
Segment results for the comparative prior period as presented herein are the amounts as historically reported and adjusted only for the changes in segment reporting structure as described above. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for segment net sales and segment net income for our Glass Innovations segment for the three and nine months ended September 30, 2026. The impact to segment net sales and segment net income for all other segments would have been immaterial.

The following provides selected segment information. The comparative periods have been recast for the changes in the reportable segment structure, as described above. However, periods prior to April 1, 2026 have not been recast for the changes in the segment measures, as described above.

Segment information (in millions):

	Optical Communications	Glass Innovations	Automotive	Solar	Total Reportable Segments	Life Sciences and Emerging Growth Businesses	Total
Three months ended September 30, 2026
Segment net sales	$2,379	$1,506	$470	$436	$4,791	$290	$5,081
Less:
Research, development and engineering expenses (1)	107	98	37	5	247	36	283
Depreciation (2)	80	153	40	73	346	24	370
Other segment items (3)	1,505	840	308	363	3,016	266	3,282
Income tax provision (benefit) (4)	155	87	18	2	262	(8)	254
Segment net income (loss)	$532	$328	$67	$(7)	$920	$(28)	$892
Capital expenditures	$202	$225	$18	$56	$501	$9	$510

Three months ended September 30, 2025
Segment net sales	$1,652	$1,560	$454	$319	$3,985	$287	$4,272
Less:
Research, development and engineering expenses (1)	75	94	38	2	209	24	233
Depreciation (2)	66	142	40	29	277	27	304
Other segment items (3)	1,131	866	290	244	2,531	256	2,787
Income tax provision (benefit) (4)	85	95	18	14	212	(5)	207
Segment net income (loss)	$295	$363	$68	$30	$756	$(15)	$741
Capital expenditures	$129	$150	$29	$43	$351	$11	$362

Nine months ended September 30, 2026
Segment net sales	$6,297	$4,389	$1,378	$1,244	$13,308	$856	$14,164
Less:
Research, development and engineering expenses (1)	284	274	109	10	677	91	768
Depreciation (2)	229	453	119	194	995	73	1,068
Other segment items (3)	4,035	2,391	873	1,037	8,336	786	9,122
Income tax provision (benefit) (4)	392	265	58	10	725	(21)	704
Segment net income (loss)	$1,357	$1,006	$219	$(7)	$2,575	$(73)	$2,502
Capital expenditures	$530	$498	$49	$174	$1,251	$23	$1,274

Nine months ended September 30, 2025
Segment net sales	$4,573	$4,409	$1,354	$756	$11,092	$904	$11,996
Less:
Research, development and engineering expenses (1)	228	278	108	8	622	80	702
Depreciation (2)	200	426	122	72	820	83	903
Other segment items (3)	3,187	2,437	852	589	7,065	793	7,858
Income tax provision (benefit) (4)	215	264	57	28	564	(13)	551
Segment net income (loss)	$743	$1,004	$215	$59	$2,021	$(39)	$1,982
Capital expenditures	$313	$337	$71	$172	$893	$31	$924
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
(4)Income tax provision (benefit) reflects a tax rate of 21%.

Segment information, continued (in millions):

	Optical Communications	Glass Innovations	Automotive	Solar	Total Reportable Segments	Life Sciences and Emerging Growth Businesses	Total
September 30, 2026
Investment in affiliated companies	$5	$126	$—	$—	$131	$153	$284
Segment assets (1)	$5,039	$9,865	$2,384	$3,166	$20,454	$1,408	$21,862
December 31, 2025
Investment in affiliated companies	$5	$114	$—	$—	$119	$183	$302
Segment assets (1)	$4,029	$9,236	$2,395	$2,734	$18,394	$1,470	$19,864
(1)Segment assets include inventory, accounts receivable, property, plant and equipment, net of accumulated depreciation and associated equity companies.

The following table presents a reconciliation of net sales of reportable segments to consolidated net sales (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales of reportable segments	$4,791	$3,985	$13,308	$11,092
Net sales of Life Sciences and Emerging Growth Businesses	290	287	856	904
Adjustment for hedged exposures (1)	(226)		(459)
Impact of constant-currency reporting (2)		(172)	(201)	(582)
Net sales	$4,855	$4,100	$13,504	$11,414
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

The following table presents a reconciliation of net income of reportable segments to consolidated net income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income of reportable segments	$920	$756	$2,575	$2,021
Net loss of Life Sciences and Emerging Growth Businesses	(28)	(15)	(73)	(39)
Unallocated amounts:
Adjustment for hedged exposures (1)	(216)		(424)
Impact of constant-currency reporting (2)		(157)	(180)	(496)
Translated earnings contract gain, net	138	33	212	63
Translation (loss) gain on foreign denominated debt, net	(4)	4	1	(66)
Litigation, regulatory and other legal matters	1	(50)	1	(57)
Research, development, and engineering expense	(32)	(47)	(124)	(124)
Amortization of intangibles	(22)	(27)	(68)	(83)
Interest expense, net	(49)	(62)	(172)	(197)
Income tax benefit	32	127	321	332
Restructuring, impairment and other charges and credits	(8)	(16)	(123)	(10)
Other corporate items	14	(76)	(183)	(189)
Net income	$746	$470	$1,763	$1,155
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
In the third quarter of 2023, we introduced our Springboard plan to grow sales and enhance our profitability base and launched our plan with an annualized core sales run rate of $13 billion. Since Springboard's introduction, we have significantly grown annualized core sales, expanded profitability and substantially increased adjusted free cash flow. Our continued performance on our Springboard plan has transformed the financial profile of the Company and delivered durable growth across our businesses. We see remarkable demand for our innovations and manufacturing capabilities, which we believe will lead to additional growth opportunities through 2026 and beyond. In May 2026, we updated and extended our Springboard plan, including an annualized core sales run rate target of $20 billion by the end of 2026. Our third-quarter results already reflect an annualized core sales run rate of $20.3 billion, exceeding our target one quarter early and demonstrating our accelerated growth.
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

RESULTS OF OPERATIONS
The following table presents selected highlights from our operations (in millions):

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025

Net sales	$4,855	$4,100	18%	$13,504	$11,414	18%

Cost of sales	$3,045	$2,580	18%	$8,538	$7,288	17%

Gross margin	$1,810	$1,520	19%	$4,966	$4,126	20%
Gross margin %	37%	37%		37%	36%

Selling, general and administrative expenses	$563	$624	(10%)	$1,759	$1,610	9%
as a % of net sales	12%	15%		13%	14%

Research, development and engineering expenses	$314	$280	12%	$891	$826	8%
as a % of net sales	6%	7%		7%	7%

Translated earnings contract gain, net	$138	$33	318%	$212	$63	237%

Income before income taxes	$968	$550	76%	$2,146	$1,374	56%

Provision for income taxes	$222	$80	178%	$383	$219	75%
Effective tax rate	22.9%	14.5%		17.8%	15.9%
Net sales
For the three months ended September 30, 2026, net sales increased $755 million, or 18%, when compared to the same period in 2025. This was primarily driven by an increase in sales for optical communication products of $727 million and an increase in sales for polycrystalline silicon and solar products of $117 million.
For the nine months ended September 30, 2026, net sales increased $2.1 billion, or 18% when compared to the same period in 2025. This was primarily driven by an increase in sales for optical communication products of $1.7 billion and polycrystalline silicon and solar products of $488 million.
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
For the three months ended September 30, 2026, cost of sales increased $465 million, or 18%, when compared to the same period in 2025, primarily driven by the increase in net sales as discussed above. Gross margin increased $290 million, or 19% and remained consistent as a percentage of sales when compared to the same period in 2025 as higher profit in Optical Communications was partially offset by temporarily higher costs to ramp up capacity to produce more in Solar.
For the nine months ended September 30, 2026, cost of sales increased $1.3 billion, or 17%, when compared to the same period in 2025, primarily driven by the increase in net sales as discussed above. Gross margin increased $840 million, or 20%, and remained consistent as a percentage of sales when compared to the same period in 2025 as higher profit in Optical Communications was partially offset by temporarily higher costs to ramp up capacity to produce more in Solar.

Selling, general and administrative expenses
The types of expenses included in selling, general and administrative expenses are: salaries, wages and benefits, including variable compensation and share-based compensation expense; travel; sales commissions; professional fees; and depreciation and amortization, utilities and rent for administrative facilities.
For the three months ended September 30, 2026, selling, general and administrative expenses decreased $61 million and slightly decreased as a percentage of sales when compared to the same period in 2025. The decrease was primarily driven by lower share-based compensation expense due to fluctuations in the Company’s stock price, which affect the fair value of performance-based restricted stock units.
For the nine months ended September 30, 2026, selling, general and administrative expenses increased $149 million, and remained consistent as a percentage of sales when compared to the same period in 2025. The increase was primarily due to higher variable compensation and share-based compensation expense.
Research, development and engineering expenses
For the three and nine months ended September 30, 2026, research, development and engineering expenses increased $34 million and $65 million, respectively, and remained consistent as a percentage of sales when compared to the same periods in 2025.
Translated earnings contract gain, net
Included in translated earnings contract gain, net, is the impact of foreign currency contracts which economically hedge the translation exposure arising from movements in the Japanese yen, Mexican peso, Chinese yuan, South Korean won, euro and New Taiwan dollar and its impact on net income.
The following table provides detailed information on the impact of translated earnings contract gain, net (in millions):

	Three months ended September 30, 2026		Three months ended September 30, 2025		Change 2026 vs. 2025
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain (loss), net (1) (2)	$65	$50	$(5)	$(4)	$70	$54
Unrealized gain, net	73	56	38	29	35	27
Total translated earnings contract gain, net	$138	$106	$33	$25	$105	$81

	Nine months ended September 30, 2026		Nine months ended September 30, 2025		Change 2026 vs. 2025
	Income before tax	Net income	Income before tax	Net income	Income before tax	Net income
Hedges related to translated earnings:
Realized gain, net (1) (2) (3)	$157	$121	$2	$1	$155	$120
Unrealized gain, net	55	41	61	47	(6)	(6)
Total translated earnings contract gain, net	$212	$162	$63	$48	$149	$114
(1)For the three and nine months ended September 30, 2026, amount includes non-cash pre-tax realized losses of $74 million and $239 million, respectively, and for the three and nine months ended September 30, 2025, amount includes non-cash pre-tax realized losses of $94 million and $202 million, respectively, related to the premiums of expired option contracts.
(2)For the three and nine months ended September 30, 2026, amount excludes $6 million and $21 million gains, respectively, and for the three and nine months ended September 30, 2025, amount excludes $4 million and $12 million losses, respectively, related to forward contracts designated as net investment hedge, which was recorded in accumulated other comprehensive loss on the consolidated balance sheets and reflected within investing activities on the consolidated statements of cash flows.
(3)For the nine months ended September 30, 2026, amount excludes pre-tax gain of $6 million, related to forward contracts for the settlement of €300 million euro-denominated debt, which was reflected within investing activities on the consolidated statements of cash flows.

Since issuance of the Company’s Japanese yen-denominated debt, depreciation of the Japanese yen has reduced the U.S. dollar value of such obligations and generating unrealized foreign exchange gains that have been recognized over time in the consolidated statements of income. During the second and third quarters of 2026, the Company entered into cross-currency swap contracts related to ¥15 billion and ¥10 billion, respectively, of the Company’s Japanese yen-denominated debt in order to economically lock in unrealized foreign exchange gains.
The impact to income from realized activity for the three months ended September 30, 2026 was primarily driven by realized gains from our Japanese yen and Mexican peso-denominated hedges, partially offset by realized losses from our South Korean won-denominated hedges. The impact to income from realized activity for the nine months ended September 30, 2026 was primarily driven by realized gains from our Japanese yen and Mexican peso-denominated hedges, partially offset by realized losses from our South Korean won, euro and New Taiwan dollar-denominated hedges.
The impact to income from realized activity for the three months ended September 30, 2025 was primarily driven by realized losses from our South Korean won and Japanese yen-denominated hedges, partially offset by realized gains from our Mexican peso denominated hedges. The impact to income from realized activity for the nine months ended September 30, 2025 was primarily driven by realized gains from our Mexican peso and Japanese yen-denominated hedges, partially offset by realized losses from our South Korean won and Chinese yuan-denominated hedges.
The impact to income from unrealized activity for the three months ended September 30, 2026 was primarily driven by unrealized gains from our South Korean won, Chinese yuan, New Taiwan dollar and euro-denominated hedges, partially offset by unrealized losses from our Mexican peso-denominated hedges. The impact to income from unrealized activity for the nine months ended September 30, 2026 was primarily driven by unrealized gains from our Chinese yuan, euro and South Korean won-denominated hedges, partially offset by unrealized losses from our Japanese yen, Mexican peso and New Taiwan dollar-denominated hedges.
The impact to income from unrealized activity for the three months ended September 30, 2025 was primarily driven by unrealized gains from our Japanese yen, Mexican peso and euro-denominated hedges, partially offset by unrealized losses from our new Taiwan dollar and South Korean won-denominated hedges. The impact to income from unrealized activity for the nine months ended September 30, 2025 was primarily driven by unrealized gains from our South Korean won, Mexican peso, New Taiwan dollar and Chinese yuan-denominated hedges, partially offset by unrealized losses from our Japanese-yen-denominated hedges.
Income before income taxes

For the three and nine months ended September 30, 2026, income before income taxes increased $418 million and $772 million, respectively, when compared to the same periods in 2025, primarily driven by an increase in gross margin, as discussed above.
Provision for Income Taxes
For the three months ended September 30, 2026, the effective tax rate differed from the United States (“U.S.”) statutory rate of 21%, primarily due to withholding taxes related to certain foreign earnings that are no longer permanently reinvested, partially offset by government incentives and foreign derived deduction eligible income. For the nine months ended September 30, 2026, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to adjustments to share-based compensation, government incentives, changes in reserves and foreign derived deduction eligible income, partially offset by the impact of an unfavorable tax ruling in South Korea and withholding taxes related to certain foreign earnings that are no longer permanently reinvested.
For the three and nine months ended September 30, 2025, the effective tax rate differed from the U.S. statutory rate of 21%, primarily due to foreign derived intangible income, adjustments to share-based compensation and non-taxable items, partially offset by certain pre-tax losses with no corresponding expected tax benefit.
For the three months ended September 30, 2026, the effective tax rate differed when compared to the same period in 2025 primarily due to withholding taxes, partially offset by government incentives. For the nine months ended September 30, 2026, the effective tax rate differed when compared to the same period in 2025 primarily due to adjustments to share-based compensation, changes in reserves and government incentives, partially offset by the impact of an unfavorable tax ruling in South Korea and withholding taxes.
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
Effective in the first quarter of fiscal year 2026, the Company revised its segment structure. This revision corresponds with changes in how our businesses are managed, which align with how our chief operating decision maker (“CODM”) reviews performance and allocates resources. As a result, the Company began managing its Display and Specialty Materials businesses as a single operating segment, referred to as Glass Innovations, and its Hemlock Semiconductor Group, solar wafer, and solar module businesses as a single operating segment, referred to as Solar. In addition, the Company’s Life Sciences business does not meet the quantitative threshold for separate reporting and therefore is no longer reported as a reportable segment and is included together with all other businesses that do not meet the quantitative threshold for separate reporting within Life Sciences and Emerging Growth Businesses. Optical Communications and Automotive remain unchanged and continue to be reported as separate reportable segments.
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

These changes reflect the Company’s internal management structure and align with the information regularly reviewed by the CODM.

Segment net income may not be consistent with measures used by other companies.

The following table presents segment net sales by reportable segment and Life Sciences and Emerging Growth Businesses (in millions) (1):

	Three months ended September 30,		$ change	% change	Nine months ended September 30,		$ change	% change
	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Optical Communications	$2,379	$1,652	$727	44%	$6,297	$4,573	$1,724	38%
Glass Innovations	1,506	1,560	(54)	(3%)	4,389	4,409	(20)	—%
Automotive	470	454	16	4%	1,378	1,354	24	2%
Solar	436	319	117	37%	1,244	756	488	65%
Net sales of reportable segments	4,791	3,985	806	20%	13,308	11,092	2,216	20%
Life Sciences and Emerging Growth Businesses	290	287	3	1%	856	904	(48)	(5%)
Net sales of reportable segments and Life Sciences and Emerging Growth Businesses (2)	$5,081	$4,272	$809	19%	$14,164	$11,996	$2,168	18%
(1)Segment results for the comparative prior period as presented in the table above are the amounts as historically reported and adjusted only for the changes in segment reporting structure as described above. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for segment net sales for our Glass Innovations segment for the three and nine months ended September 30, 2026. The impact to segment net sales for all other segments would have been immaterial.
(2)Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net sales.
Optical Communications
The increase in segment net sales for both the three and nine month periods was primarily due to continued growth in our Enterprise business driven by strong demand for our Generative AI products.
Glass Innovations
The decrease in segment net sales for the three month period was primarily due to lower volume as increasing memory prices impact our end markets. Segment net sales remained consistent for the nine month comparative period.
Automotive
The increase in segment net sales for the three and nine month periods was primarily driven by increased demand for our diesel products and the adoption of our auto glass solutions.
Solar
The increase in segment net sales for the three and nine month periods was primarily driven by growth in our solar wafers and solar modules businesses as we continue to ramp production.
Life Sciences and Emerging Growth Businesses
Segment net sales remained consistent for the three month comparative period. The decrease in segment net sales for the nine month period was primarily driven by our Pharmaceutical Technologies business.

The following table presents segment net income (loss) by reportable segment and Life Sciences and Emerging Growth Businesses (in millions) (1):

	Three months ended September 30,		$ change	% change	Nine months ended September 30,		$ change	% change
	2026	2025	2026 vs. 2025	2026 vs. 2025	2026	2025	2026 vs. 2025	2026 vs. 2025
Optical Communications	$532	$295	$237	80%	$1,357	$743	$614	83%
Glass Innovations	328	363	(35)	(10%)	1,006	1,004	2	—%
Automotive	67	68	(1)	(1%)	219	215	4	2%
Solar	(7)	30	(37)	*	(7)	59	(66)	*
Net income of reportable segments	920	756	164	22%	2,575	2,021	554	27%
Life Sciences and Emerging Growth Businesses	(28)	(15)	(13)	(87%)	(73)	(39)	(34)	(87%)
Net income of reportable segments and Life Sciences and Emerging Growth Businesses (2)	$892	$741	$151	20%	$2,502	$1,982	$520	26%
*Not meaningful
(1)Segment results for the comparative prior period as presented in the table above are the amounts as historically reported and adjusted only for the changes in segment reporting structure as described above. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for segment net income for our Glass Innovations segment for the three and nine months ended September 30, 2026. The impact to segment net income (loss) for all other segments would have been immaterial.
(2)Refer to Note 14 (Reportable Segments) in the accompanying notes to the consolidated financial statements for the reconciliation to consolidated net income.
Optical Communications
The increase in segment net income for both the three and nine month periods was primarily driven by strong incremental profit on higher revenue, as described above.
Glass Innovations
The decrease in segment net income for the three month period was primarily driven by decreased sales, as described above. Segment net income remained consistent for the nine month comparative period.
Automotive
The decrease in segment net income for the three month period was primarily driven by higher operating costs, which more than offset the benefit of increased sales, as described above. The increase in segment net income for the nine month period was primarily driven by increased sales, as described above.
Solar
Segment net income decreased for both the three and nine month periods as production capacity continues to ramp up in our solar wafers and solar modules businesses.
Life Sciences and Emerging Growth Businesses
The increase in segment net loss for the three month period was primarily driven by increased research and development costs within our emerging growth businesses. The increase in segment net loss for the nine month period was primarily due to our Pharmaceutical Technologies business.

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

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Core net sales	$5,081	$4,272	19%	$14,164	$11,996	18%
Core net income	$795	$585	36%	$2,087	$1,575	33%
Core earnings per share	$0.91	$0.67	36%	$2.40	$1.81	33%
(1)Core performance measures for the comparative prior period as presented in the table above are the amounts as historically reported. The prior constant-currency adjustment and the current adjustment for hedged exposures are distinct non-GAAP adjustments determined using different methodologies and reflect different foreign currency hedging approaches in the periods presented. Prior-period amounts have not been recast to the current-period presentation. Application of the current adjustment for hedged exposures in place of the prior constant-currency adjustment for the comparative 2025 periods would have resulted in higher year-over-year growth rates for core net sales, core net income and core earnings per share for the three and nine months ended September 30, 2026.
Core Net Sales
For the three months ended September 30, 2026, we generated core net sales of $5.1 billion compared to $4.3 billion for the same period in 2025. The increase in core net sales of $809 million was primarily driven by increased segment sales of $727 million in Optical Communications and $117 million in Solar. Net sales of reportable segments and Life Sciences and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.
For the nine months ended September 30, 2026, we generated core net sales of $14.2 billion compared to $12.0 billion for the same period in 2025. The increase in core net sales of $2.2 billion was primarily driven by increased segment sales of $1.7 billion in Optical Communications and $488 million in Solar. Net sales of reportable segments and Life Sciences and Emerging Growth Businesses are discussed in detail in the “Segment Analysis” section of our MD&A.
Core Net Income
For the three months ended September 30, 2026, we generated core net income of $795 million compared to $585 million for the same period in 2025. The increase of $210 million was primarily due to higher segment net income of $237 million in Optical Communications, partially offset by increased variable compensation and higher costs to ramp up capacity in Solar. Net income of reportable segments and Life Sciences and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.
For the nine months ended September 30, 2026, we generated core net income of $2.1 billion compared to $1.6 billion for the same period in 2025. The increase of $512 million was primarily due to higher segment net income of $614 million in Optical Communications, partially offset by increased variable compensation and higher costs to ramp up capacity in Solar. Net income of reportable segments and Life Sciences and Emerging Growth Businesses is discussed in detail in the “Segment Analysis” section of our MD&A.

Core Earnings per Share
Core earnings per share increased for the three months ended September 30, 2026 to $0.91 per share, primarily as a result of the changes in core net income, described above.
Core earnings per share increased for the nine months ended September 30, 2026 to $2.40 per share, primarily as a result of the changes in core net income, described above.
The following table sets forth the computation of core earnings per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Core net income	$795	$585	$2,087	$1,575

Weighted-average common shares outstanding - basic	863	856	861	855
Effect of dilutive securities:
Stock options, awards and warrants	8	12	9	15
Weighted-average common shares outstanding - diluted	871	868	870	870
Core earnings per share	$0.91	$0.67	$2.40	$1.81

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
The following tables reconcile our non-GAAP financial measures to their most directly comparable GAAP financial measure (amounts in millions, except percentages and per share amounts):

	Three months ended September 30, 2026
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$4,855	$968	$680	22.9%	$0.78
Adjustment for hedged exposures (1)	226	216	175		0.20
Translation loss on foreign denominated debt, net (2)		4	4		0.00
Translated earnings contract gain, net (3)		(138)	(106)		(0.12)
Acquisition-related costs (4)		(1)	(1)		(0.00)
Discrete tax items and other tax-related adjustments (5)			45		0.05
Restructuring, impairment and other charges and credits (6)		8	(1)		(0.00)
Pension mark-to-market adjustment (7)		(3)	(3)		(0.00)
Loss on investments (8)		4	3		0.00
Litigation, regulatory and other legal matters (9)		(1)	(1)		(0.00)
Core performance measures	$5,081	$1,057	$795	18.5%	$0.91
(a)Based upon statutory tax rates in the specific jurisdiction for each item.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $66 million and $67 million, respectively.

	Three months ended September 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$4,100	$550	$430	14.5%	$0.50
Constant-currency adjustment (1)	172	157	111		0.13
Translation gain on foreign denominated debt, net (2)		(4)	(4)		(0.00)
Translated earnings contract gain, net (3)		(33)	(25)		(0.03)
Acquisition-related costs (4)		30	22		0.03
Discrete tax items and other tax-related adjustments (5)			(21)		(0.02)
Restructuring, impairment and other charges and credits (6)		16	12		0.01
Pension mark-to-market adjustment (7)		12	9		0.01
Loss on investments (8)		1	1		0.00
Litigation, regulatory and other legal matters (9)		50	50		0.06
Core performance measures	$4,272	$779	$585	19.5%	$0.67
(a)Based upon statutory tax rates in the specific jurisdiction for each item.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $40 million and $41 million, respectively.

	Nine months ended September 30, 2026
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$13,504	$2,146	$1,610	17.8%	$1.85
Adjustment for hedged exposures (1)	459	424	334		0.38
Constant-currency adjustment (1)	201	180	135		0.16
Translation gain on foreign denominated debt, net (2)		(1)			0.00
Translated earnings contract gain, net (3)		(212)	(162)		(0.19)
Acquisition-related costs (4)		70	51		0.06
Discrete tax items and other tax-related adjustments (5)			(4)		(0.00)
Restructuring, impairment and other charges and credits (6)		123	101		0.12
Pension mark-to-market adjustment (7)		18	14		0.02
Loss on investments (8)		23	22		0.03
Litigation, regulatory and other legal matters (9)		(1)	(1)		(0.00)
Gain on sale of business (10)		(2)	(1)		(0.00)
Gain on sale of assets (11)		(16)	(12)		(0.01)
Core performance measures	$14,164	$2,752	$2,087	18.5%	$2.40
(a)Based upon statutory tax rates in the specific jurisdiction for each item.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $153 million and $156 million respectively.

	Nine months ended September 30, 2025
	Net sales	Income before income taxes	Net income attributable to Corning Incorporated	Effective tax rate (a)(b)	Per Share
As reported - GAAP	$11,414	$1,374	$1,056	15.9%	$1.21
Constant-currency adjustment (1)	582	496	404		0.46
Translation loss on foreign denominated debt, net (2)		66	50		0.06
Translated earnings contract gain, net (3)		(63)	(48)		(0.06)
Acquisition-related costs (4)		89	65		0.07
Discrete tax items and other tax-related adjustments (5)			(56)		(0.06)
Restructuring, impairment and other charges and credits (6)		10	8		0.01
Pension mark-to-market adjustment (7)		27	21		0.02
Litigation, regulatory and other legal matters (9)		57	55		0.06
Loss on sale of business (10)		11	7		0.01
Loss on sale of assets (11)		5	4		0.00
Equity in losses of affiliated companies (12)		12	9		0.01
Core performance measures	$11,996	$2,084	$1,575	19.5%	$1.81
(a)Based upon statutory tax rates in the specific jurisdiction for each item.
(b)The calculation of the effective tax rate for GAAP and Core excludes net income attributable to non-controlling interest of approximately $99 million and $102 million, respectively.
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

The table below presents the hedge rates used in calculating the adjustment for hedged exposures and the percentage of exposure hedged for the three and nine months ended September 30, 2026. Percentages are calculated relative to after-tax earnings exposure.

Currency	Japanese yen	Mexican peso	Chinese yuan	South Korean won	Euro	New Taiwan dollar
Three months ended September 30, 2026
Hedge Rate	¥120	MX$21	¥6.8	₩1,266	€0.87	NT$31
% of Exposure Hedged	94%	90%	93%	89%	92%	99%
Nine months ended September 30, 2026 (1)
Hedge Rate	¥120	MX$21	¥6.9	₩1,262	€0.88	NT$31
% of Exposure Hedged	97%	95%	95%	97%	93%	98%
(1)Prior to April 1, 2026, the core rate methodology was applied to all relevant foreign exchange exposures; its effects are reflected in the hedge rates and percentages of exposures hedged for the nine months ended September 30, 2026, as discussed and presented below.

Constant-currency adjustment: Prior to April 1, 2026, the constant-currency rates used were as follows and were applied to all relevant foreign currency exposures during the three months ended March 31, 2026 and three and nine months ended September 30, 2025:

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
(6)Restructuring, impairment and other charges and credits: Amount reflects certain restructuring, impairment losses and other charges and credits, as well as other expenses, including severance, asset write-offs and facility repairs resulting from power outages, which are not related to ongoing operations.
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
(9)Litigation, regulatory and other legal matters: Amount reflects developments in commercial litigation, intellectual property disputes, adjustments to our estimated liability for environmental-related items and other legal matters.
(10)Gain or loss on sale of business: Amount reflects the gain or loss recognized for the sale of a business, recorded in other expense, net, on the consolidated statements of income.
(11)Gain or loss on sale of assets: Amount represents the gain or loss recognized for the sale of assets, recorded in cost of sales, on the consolidated statements of income.
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
The following table presents balance sheet and working capital measures (in millions):

	September 30, 2026	December 31, 2025
Working capital	$4,757	$3,308
Current ratio	1.7:1	1.6:1
Trade accounts receivable, net of doubtful accounts	$3,101	$2,779
Days sales outstanding	57	60
Inventories	$3,646	$3,077
Inventory turns	3.3	3.3
Days payable outstanding (1)	71	63
Long-term debt	$7,267	$7,630
Total debt	$8,200	$8,434
Total debt to total capital	36%	41%
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
We utilize ongoing non-recourse factoring and customer supply chain financing programs to accelerate the collection of certain receivables, as needed. Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows. As of September 30, 2026 and 2025, approximately $442 million and $277 million, respectively, of receivables had been sold or collected earlier than their contractual payment terms, compared with none as of December 31, 2025 and $182 million as of December 31, 2024. These amounts would have been collected during the normal course of business in the following quarter. Related servicing fees were not material.

Cash Flows
The following table presents a summary of cash flow data (in millions):

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$3,140	$1,643
Net cash used in investing activities	$(1,005)	$(765)
Net cash used in financing activities	$(1,167)	$(1,020)
Net cash provided by operating activities for the nine months ended September 30, 2026 improved when compared to the same period in the prior year, primarily driven by higher net income and the receipt of an upfront customer deposit of $1.0 billion, related to a long-term supply agreement.
Net cash used in investing activities for the nine months ended September 30, 2026 increased by $240 million when compared to the same period last year, primarily driven by increased capital expenditures of $449 million, partially offset by higher realized gains on our translated earnings contracts of $231 million.
Net cash used in financing activities for the nine months ended September 30, 2026 increased by $147 million when compared to the same period last year, primarily driven by incremental debt payments of $679 million and increased payments for employee withholding tax on stock awards of $207 million, partially offset by $500 million in proceeds from the issuance of a pre-funded warrant and a $164 million increase in proceeds from the issuance of debt and short-term borrowings.
As of September 30, 2026, our cash and cash equivalents and available credit capacity included (in millions):

September 30, 2026
Cash and cash equivalents	$2,537

Available credit capacity:
U.S. dollar revolving credit facility	$1,500
Cash and Cash Equivalents
As of September 30, 2026, we had $2.5 billion of cash and cash equivalents. Our cash and cash equivalents are held in various locations throughout the world and are generally unrestricted. We utilize a variety of strategies to ensure that our worldwide cash is available in the locations in which it is needed. As of September 30, 2026, approximately 66% of the consolidated cash and cash equivalents were held outside the U.S.
Certain of our foreign earnings are indefinitely reinvested. Although a significant portion of our cash and cash equivalents is held outside the U.S., we manage our worldwide liquidity to provide sufficient funds in the locations in which they are needed. Our ability to access cash held by foreign subsidiaries may be subject to withholding taxes and other considerations associated with transferring funds across jurisdictions. We expect to repatriate certain foreign earnings to the U.S. for which we do not assert indefinite reinvestment, based on our anticipated liquidity needs. Certain other foreign earnings remain indefinitely reinvested.

Debt Facilities and Other Sources of Liquidity
We have a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $1.5 billion. Under this program, we may issue commercial paper from time to time and will use the proceeds for general corporate purposes. As of September 30, 2026, we did not have any commercial paper outstanding.
We have a revolving credit facility (the “Revolving Credit Facility”) available to support obligations under the commercial paper program and for general corporate purposes, if needed. The Revolving Credit Facility provides a committed $1.5 billion in unsecured multi-currency line of credit and expires July 28, 2030. As of September 30, 2026, there were no outstanding amounts under the Revolving Credit Facility.
The agreement governing the Revolving Credit Facility includes affirmative and negative covenants with which we must comply, including a leverage (debt to capital ratio) financial covenant. As of September 30, 2026, we were in compliance with all such covenants. The required leverage ratio is a maximum of 60%. As of September 30, 2026, our leverage using this measure was approximately 36%.
Our debt instruments contain customary event of default provisions, which allow the lenders the option of accelerating all obligations upon the occurrence of certain events. In addition, some of our debt instruments contain a cross default provision, whereby an uncured default exceeding a specified amount on one debt obligation, also would be considered a default under the terms of another debt instrument. As of September 30, 2026, we were in compliance with all such provisions.
As a well-known seasoned issuer, we filed an automatic shelf registration statement with the SEC on April 24, 2026. Under this shelf registration statement we may offer, from time to time, debt securities, common stock, preferred stock, depository shares and warrants.
On September 11, 2026, the Company entered into an Equity Distribution Agreement whereby it has the ability to, from time to time, sell up to $2.0 billion of its common stock through an “at the market” (“ATM”) equity offering program. No shares were sold under the ATM program during the three months ended September 30, 2026.
Refer to Note 10 (Debt) in the notes to the consolidated financial statements within the 2025 Form 10-K as well as Note 6 (Debt) and Note 12 (Shareholders’ Equity) in the accompanying notes to the consolidated financial statements for additional information.
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
Uses of Cash
Share Repurchase Agreement
Pursuant to the Share Repurchase Agreement (“SRA”) with Samsung Display Co., Ltd. (“SDC”), 22 million common shares held by SDC can be offered to be sold to Corning in specified tranches from time to time in calendar years 2024 through 2027. Corning may, at its sole discretion, elect to repurchase such common shares. If Corning elects not to repurchase the common shares and SDC sells the common shares on the open market, Corning is required to pay SDC a make-whole payment, subject to a 5% cap of the repurchase proceeds that otherwise would have been paid by Corning. As of September 30, 2026, the fair value of the liability associated with this option, measured using Level 2 inputs, was not material.
Refer to Note 16 (Shareholders’ Equity) in the notes to the consolidated financial statements within the 2025 Form 10-K for additional information.

Share Repurchase Program
In 2019, the Board authorized the repurchase of up to $5.0 billion of additional common stock (“2019 Authorization”).
As of September 30, 2026, approximately $3.0 billion remains available under our 2019 Authorization, which does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.
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
Capital Expenditures
Capital expenditures were $1.3 billion for the nine months ended September 30, 2026. We expect our 2026 full year capital expenditures to increase to approximately $2.0 billion.
Current Maturities of Short and Long-Term Debt
As of September 30, 2026, we had $0.9 billion of long-term debt and short-term borrowings that is due in less than one year. Management monitors these upcoming maturities as part of its broader liquidity planning process and expects to settle them through a combination of cash generated from operations, existing cash balances, committed credit capacity, and, where appropriate, refinancing transactions. The Company’s liquidity needs and the timing of any financing activities may be influenced by, among other things, market conditions, interest rates, and the availability of acceptable terms.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision of and with the participation of Corning’s management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026, the end of the period covered by this report. Based on that evaluation, we have concluded that the Company’s disclosure controls and procedures were effective as of that date. Corning’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning’s management, including Corning’s principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in Corning’s 2025 Form 10-K, which could materially impact the Company’s business, financial condition or future results. You should also carefully read the section entitled “Forward-Looking Statements” included herein. These described risks are not the only risks facing the Company. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Any such additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact Corning’s business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information about purchases of common stock during the third quarter of 2026:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may be purchased under the publicly announced programs
July 1-31, 2026	17,306	$178.94
August 1-31, 2026	16,634	147.69
September 1-30, 2026	11,475	154.38
Total	45,415	$161.29	—	$2,972,667,460
(1)This column reflects: (i) 22,122 shares of common stock related to the vesting of employee restricted stock units; (ii) 21,139 shares of common stock related to the vesting of employee restricted stock; and (iii) 2,154 shares of common stock related to the vesting of employee performance stock units.
(2)Represents the stock price at the time of surrender.
Item 5. Other Information
During the three months ended September 30, 2026, none of our Section 16 reporting persons adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

CORNING INCORPORATED
Registrant

Date: October 29, 2026	By	/s/ Stefan Becker
Stefan Becker
Senior Vice President and Corporate Controller